Form 10-Q
period 2004-03-31
Grande Communications Holdings, Inc.
filed 2004-05-18
CIK 1290729

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the transition period from              to

Commission file number

Grande Communications Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	74-3005133
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

401 Carlson Circle, San Marcos, TX	78666
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (512) 878-4000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at March 31, 2004
Common Stock, $.001 par value	12,816,367

Explanatory Note

Grande Communications Holdings, Inc. does not have any class of equity securities registered under the Securities Exchange Act of 1934 and files periodic reports with the Securities and Exchange Commission pursuant to contractual obligations with third parties.

Grande Communications Holdings, Inc.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

GRANDE COMMUNICATIONS HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31, 2003	March 31, 2004
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$42,246	$87,464
Accounts receivable, net	16,825	16,525
Prepaid expenses and other current assets	5,967	3,797

Total current assets	65,038	107,786
Property and equipment, net	298,197	298,063
Goodwill	134,983	134,954
Other intangible assets, net	10,463	9,181
Other assets	8,010	14,611

Total assets	$516,691	$564,595

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$14,947	$10,823
Accrued expenses	15,794	12,920
Note payable	63	21
Deferred revenue	4,263	4,262
Current portion of capital lease obligations	429	436

Total current liabilities	35,496	28,462
Deferred revenue	4,443	4,397
Capital lease obligations, net of current portion	12,723	12,639
Long term debt	61,859	127,610
Commitments and contingencies
Stockholders’ equity:
Series A preferred stock, $0.001 par value per share; 232,617,839 shares authorized, issued and outstanding; liquidation preference of $232,618	233	233
Series B preferred stock, $0.001 par value per share; 20,833,333 shares authorized, issued and outstanding; liquidation preference of $25,000	21	21
Series C preferred stock, $0.001 par value per share; 30,000,000 shares authorized, 17,005,191 shares issued and outstanding; liquidation preference of $20,406	17	17
Series D preferred stock, $0.001 par value per share; 115,384,615 shares authorized, 114,698,442 shares issued and outstanding; liquidation preference of $149,108	115	115
Series E preferred stock, $0.001 par value per share; 8,000,000 shares authorized, 7,999,099 shares issued and outstanding; liquidation preference of $19,998	8	8
Series F preferred stock, $0.001 par value per share; 12,307,692 shares authorized, 11,758,278 shares issued and outstanding; liquidation preference of $15,286	12	12
Series G preferred stock, $0.001 par value per share; 34,615,384 shares authorized, 34,615,330 shares issued and outstanding; liquidation preference of $135,000	35	35
Common stock, $0.001 par value per share; 786,835,883 and 786,835,883 shares authorized, 12,309,087 and 12,816,367 shares issued and outstanding, at December 31, 2003 and March 31, 2004, respectively	12	13
Additional paid-in capital	505,497	508,243
Treasury stock, at cost	(5)	(5)
Accumulated deficit	(103,775)	(117,205)

Total stockholders’ equity	402,170	391,487

Total liabilities and stockholders’ equity	$516,691	$564,595

The accompanying notes are an integral part of these condensed consolidated balance sheets.

GRANDE COMMUNICATIONS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(In thousands, except share data)

	For the quarters ended March 31,
	2003	2004
Operating revenues	$43,339	$41,687
Operating expenses:
Direct costs	20,500	16,430
Selling, general and administrative	18,711	22,631
Depreciation and amortization	12,096	12,715

Total operating expenses	51,307	51,776

Operating loss	(7,968)	(10,089)
Other income (expense):
Interest income	40	65
Interest expense	(356)	(1,277)
Gain/(loss) on disposal of assets	(2)	16
Loss on extinguishment of debt	—	(2,145)

Total other income (expense)	(318)	(3,341)

Net loss attributable to common shareholders	$(8,286)	$(13,430)

Basic and diluted net loss per share attributable to common shareholders	$(0.71)	$(1.12)
Basic and diluted weighted average number of common shares outstanding	11,677,924	11,971,352

The accompanying notes are an integral part of these condensed consolidated statements.

GRANDE COMMUNICATIONS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	For the quarters ended March 31
	2003	2004
Cash flows from operating activities:
Net loss	$(8,286)	$(13,430)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	11,499	11,383
Amortization of intangible assets	597	1,332
Amortization of deferred financing costs	111	128
Provision for bad debts	664	1,074
Accretion of debt discount	40	37
Non-qualified option expense	5	6
Gain on sale of assets	3	16
Extinguishment of debt	—	2,145
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	(1,321)	(775)
Prepaid expenses and other current assets	(284)	(928)
Accounts payable	(911)	(4,125)
Accrued expenses	(1,983)	(2,873)
Deferred revenue	(514)	(62)

Net cash used in operating activities	(380)	(6,072)

Cash flows from investing activities:
Purchases of property, plant and equipment	(10,434)	(11,248)
Purchase of C3, net of cash acquired	(7,271)	—
Purchase of TXU	(950)	—
Purchase price adjustments	258	38
Proceeds on sale of fixed assets	16	—
Purchase of franchise rights and other	(301)	(50)

Net cash used in investing activities	(18,682)	(11,260)

Cash flows from financing activities:
Proceeds from borrowings and promissory notes	16,500	132,502
Payments of long-term debt	(4)	(64,960)
Deferred financing costs	(368)	(5,140)
Proceeds from issuance of common stock	3	137
Proceeds from issuance of preferred stock, net of related offering expenses	—	11

Net cash provided by financing activities	16,131	62,550

Net change in cash and cash equivalents	(2,931)	45,218
Cash and cash equivalents, beginning of period	19,658	42,246

Cash and cash equivalents, end of period	$16,727	$87,464

The accompanying notes are an integral part of these condensed consolidated statements.

GRANDE COMMUNICATIONS HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization & Nature of the Business

Grande Communications Holdings, Inc. and Subsidiaries (“the Company”) provides communications services to residential and commercial customers in various areas of Texas and portions of the United States. The Company delivers products such as cable television, local and long-distance telephone, high-speed data, broadband transport services, and other telephony network services.

2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for the fair presentation of the financial statements have been included, and the financial statements present fairly the financial position and results of operations for the interim periods presented. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations contained in the Company’s financial statements in Form S-4 for the year ended December 31, 2003.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the year ending December 31, 2004, or any other interim period.

3. Long Term Debt

On March 23, 2004, the Company completed a private placement offering for 136,000 units each consisting of (1) $1,000 of 14% Senior Secured Notes due 2011 and (2) a warrant to purchase 100.336 shares of common stock. The units were issued with a discount to the face value of $5.8 million and the warrants were assigned a value of $2.6 million. Concurrent with the closing, we paid $64.8 million to extinguish the 2001 Credit Facility. In conjunction with this repayment, we recognized a $2.1 million loss on debt extinguishment. Concurrent with the extinguishment of the 2001 Credit Facility, we reclassified $3.2 million of cash to other long term assets as collateral for our existing letters of credit.

4. Stock-Based Compensation

During 1995, the Financial Accounting Standards Board (FASB) issued SFAS No. 123, Accounting for Stock-Based Compensation, which defines fair value-based method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value method, as prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, as clarified by Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation.

Entities electing to remain with the accounting methodology required by APB 25 must make pro forma disclosures of net income and, if presented, earnings per share as if the fair value based method of accounting defined in SFAS 123 had been applied.

The Company has elected to account for its employee stock-based compensation plans using the intrinsic value method under APB No. 25. The Company has computed, for pro forma disclosure purposes, the value of all options for shares of the Company’s common stock granted to employees of the Company using the Minimum Value pricing method and the following weighted-average assumptions:

	2003	2004
Risk-free interest rate	3.0%	3.0%
Expected dividend yield	0%	0%
Expected lives	5 years	5 years
Volatility (Minimum Value Method)	0%	0%

If the Company had accounted for these plans in accordance with SFAS 123, the Company’s net loss for the three months ended March 31, 2003 and 2004, would have increased as follows:

	Three months ended March 31,
	2003	2004
Net loss, as reported	$(8,286)	$(13,430)
Total stock-based employee compensation expense determined under fair value based method for all awards	(199)	(227)

Pro forma net loss	$(8,485)	$(13,657)

Basic and diluted net loss per share, as reported	$(0.71)	$(1.12)
Basic and diluted net loss per share, pro forma	$(0.73)	$(1.14)
Basic and diluted weighted average number of common shares outstanding	11,677,924	11,971,352

5. Contingencies

Both the FCC and the Department of Justice are conducting investigations understood to involve billing practices by MCI and related issues involving companies that terminated or otherwise may have handled traffic on behalf of MCI, including those companies participating in MCI’s Least Cost Routing Program. We believe we were a substantial participant in the Least Cost Routing Program. The Department of Justice has convened a grand jury in the Southern District of New York as part of its investigation. The grand jury has issued document subpoenas to a number of companies in the telecommunications industry, including us. We are cooperating with the Department of Justice and have produced and are continuing to produce responsive documents. The FCC has issued a letter of inquiry to us and other companies seeking documents and requesting information relating to the above described billing practices and the compliance by such companies, including us, with applicable laws and regulations. We have responded to the letter of inquiry and are continuing to produce additional documentation and to supplement our answers to certain questions. The FCC may issue additional letters of inquiry in the future, to which we would intend to respond in the same manner. We cannot predict the outcome of these investigations or their duration. If these investigations result in current or prior billing practices being identified as violative of applicable laws or regulations, result in penalties being imposed upon us, result in further proceedings against specific companies, including ours, result in changes in the law or regulations that would have an industry-wide effect, or lead to litigation among parties involved in terminating or otherwise routing traffic, the impact could have a material adverse effect on our business and financial condition.

As a telecommunications company, we are a party to regulatory proceedings in the ordinary course of our business at both the state and federal levels. For example, we along with many other telecommunications companies in Texas are currently a party to a proceeding before the Public Utility Commission of Texas, or PUCT, relating to the terms of SBC Communications’ standard interconnection agreement and an anticipated successor to this interconnection agreement. This proceeding is expected to conclude during the summer of 2004. We cannot anticipate the outcome of this proceeding at this time but do not believe that the outcome will, individually, or in the aggregate with any other regulatory proceedings, have a material adverse effect on our business, financial condition or results of operations.

6. Subsequent Events

In April 2004 the complaint by the bankruptcy estate of Global Crossing was dismissed with prejudice.

In April 2004 MCI emerged from bankruptcy proceedings. The Company anticipates settlement of their unsecured claim in the second quarter of 2004.

On May 17, 2004, the Company filed a Form S-1 Registration Statement with the Securities and Exchange Commission to register common stock warrants pursuant to the 136,000 Unit Offering completed March 23, 2004. Additionally, on May 17, 2004, the Company filed a Form S-4 Registration Statement with the Securities and Exchange Commission to register our 14% Senior Secured Notes. Neither Registration Statement is currently effective.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend our forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these sections. When used in this report, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan” and similar expressions as they relate to Grande Communications Holdings, Inc. or our management are intended to identify these forward-looking statements. All statements by us regarding our expected future financial position and operating results, our business strategy, our financing plans, forecasted trends relating to the markets in which we operate and similar matters are forward-looking statements. We cannot assure you that our expectations expressed or implied in these forward-looking statements will turn out to be correct. Our actual results could be materially different from our expectations because of various factors, including those discussed below and under the caption “Business—Risk Factors Relating to Our Business” in our Form S-1, filed with the SEC on May 18, 2004. The following management’s discussion and analysis should be read in conjunction with our Condensed Consolidated Financial Statements and Notes thereto included herewith and with our Management’s Discussion and Analysis of Financial Condition and Results of Operation and Condensed Consolidated Financial Statements and Notes thereto for the three-year period ended December 31, 2003, included in our Form S-4 filed with the SEC on May 18, 2004.

Unless we indicate otherwise, references below to “we,” “us,” “our” and “Grande” mean Grande Communications Holdings, Inc. and its subsidiaries.

Overview

We provide communities in Texas with a bundled package of cable television, telephone and broadband Internet services. We operate fully integrated advanced broadband networks in six markets that passed approximately 280,959 out of approximately 1.4 million marketable homes and small businesses as of March 31, 2004. We have achieved over 35% customer penetration of the marketable homes and small businesses that our networks pass. We expect that with existing cash on hand and our anticipated cash flow from operations, we will be fully funded to build-out our networks to pass all 1.4 million marketable homes and small businesses over the next several years.

In July 2000, when our network construction was still in a very early stage, we acquired an established telephone and data network that served as the platform for our provision of residential services and that still provides network services revenues. This acquisition provided a significant portion of our revenues and became the foundation of our business while we moved forward with the construction of our broadband networks, although revenues from the acquired assets and our other network services has declined as a percentage of total revenues in each year since that time. Since 2001, as our network construction proceeded and the number of bundled services customers has grown, we have derived an increasing percentage of our revenues from our retail cable television, telephone and broadband Internet services and we expect this trend to continue. We expect that our retail cable television, telephone and broadband Internet services will represent a majority of our total revenues in 2004.

Since inception, we have been funded primarily with private equity investments. Between February 2000 and October 2003, we completed a series of private placements of our preferred stock, raising aggregate gross proceeds of $338.2 million from the sale of our capital stock. The net proceeds from these private placements have been used to fund our network buildout, operations, and our acquisitions, which are described below under the heading “Acquisitions.” As a result of equity investments and mergers where stock was used as consideration, we now have $508 million of total invested equity capital and a base of over 20 institutional private equity investors. We have incurred net losses for the past three years and expect to continue to incur net losses for the next several years. However, we did achieve positive EBITDA in 2002 and 2003 and positive Adjusted EBITDA in the three months ended March 31, 2004. See “EBITDA/Adjusted EBITDA” below for a discussion of this non-GAAP measure of our operating performance as well as our use of Adjusted EBITDA in the first quarter of 2004.

On March 23, 2004, we raised net proceeds of $124.5 million in connection with the sale of 136,000 units each consisting of 14% senior secured notes due 2011 and a warrant to purchase 100.336 shares of our common stock. We sold the units in a private placement to Bear, Stearns & Co., Inc. and Deutsche Bank Securities Inc. We used a portion of the net proceeds from the offering to repay all amounts outstanding under our then-existing senior credit facility. That facility was terminated upon repayment and we are not able to borrow any further amounts thereunder.

Acquisitions

The following is a summary of the six acquisitions that we have completed since inception. Each of our acquisitions has been strategic in nature, either enhancing our capabilities, expanding our network coverage or reducing our anticipated future capital expenditures. We include the operating results of each of our acquisitions in our financial statements beginning on the date of consummation of the acquisition.

Thrifty Call

In July 2000, we acquired the assets of Thrifty Call, a communications service provider, for approximately $69.2 million in cash and $50.0 million in assumed liabilities. The acquisition provided us with corporate overhead structure and an established telephone and data network that served as the platform for our provision of residential telephone and broadband Internet services. In addition, Thrifty Call was the primary provider of telephone services to ClearSource, which we subsequently acquired in June 2002, as discussed below.

US OnLine

Between December 2001 and October 2002, we completed a series of transactions in which we purchased certain assets from US OnLine consisting of certain right of entry agreements, property and equipment located in Texas for approximately $13.2 million in cash. These transactions provided us with an established customer base of approximately 15,000 connections and exclusive long-term service rights to multiple dwelling units, or MDUs, in Austin and San Antonio. US OnLine was a provider of bundled cable television, telephone and broadband Internet services.

ClearSource

In June 2002, we acquired ClearSource in a stock-for-stock transaction in which we issued to former ClearSource stockholders 114,698,442 shares of Series D preferred stock and 7,999,099 shares of Series E preferred stock valued at $1.30 per share and $2.50 per share, respectively. Our CEO, William Morrow, was one of the founders of ClearSource, and at the time of the acquisition we shared most of the same major investors with ClearSource and a number of ClearSource’s directors were members of our board of directors. ClearSource provided bundled services similar to ours to residential and small business customers over a broadband network in the Waco, Corpus Christi and Midland/Odessa markets and was the largest customer of our local telephone services. This acquisition provided us with approximately 51,000 connections.

TXU Communications

In March 2003, we acquired certain telecommunications equipment assets and customers of TXU Communications Ventures for approximately $1.0 million in cash and assumed leasehold obligations. In this transaction we acquired a DMS-500 switch in Round Rock, Texas, a small number of unbundled network element platform lines in Texas, MDU customers in Austin and customers in single dwelling units and MDUs in the Houston area. The acquisition provided us with growth capacity for telephone and Internet traffic in Austin/San Marcos.

C3 Communications

In March 2003, we acquired the long-haul network assets and customers of C3 Communications and certain of its affiliates for approximately $7.3 million in cash, which provided us with 3,000 route miles of fiber optic cable in Texas, Oklahoma, Arkansas and Louisiana. These assets serve as a backbone connecting each of our markets except Midland/Odessa and, along with our metro area networks, constitute the core infrastructure for our provision of broadband transport and network services.

Advantex Communications

In late October 2003, we acquired Advantex Communications for a purchase price (net of cash received) of $26.8 million in cash. Advantex provided bundled services similar to ours to residential and small business customers primarily in suburban northwest Dallas. This acquisition provided us with approximately 30,000 customers and approximately 400 route miles of fiber optic cable in suburban northwest Dallas.

Marketable Homes Passed, Penetration, Customers, Connections and Market Level Cash Flow

We report marketable homes passed as the number of residential and business units, such as single residence homes, apartments and condominium units, passed by our networks other than those we believe are covered by exclusive arrangements with other providers of competing services. As of March 31, 2004, our networks passed 280,959 marketable homes and we had 110,790 residential and small business customers.

Because we deliver multiple services to our customers, we report our total number of connections for telephone, cable television and broadband Internet services in addition to our total number of customers. We count each telephone, cable television and broadband Internet service purchase as a separate connection. For example, a single customer who purchases cable television, telephone and broadband Internet service would count as three connections. We do not record the purchase of long distance telephone service by a local telephone customer or digital cable services by an analog cable customer as additional connections. However, we do record each purchase of an additional telephone line by a local telephone customer as an additional connection. As of March 31, 2004, we had approximately 219,744 connections. We compute penetration of our markets both with respect to the number of customers and the number of connections as a percentage of marketable homes passed. Since each customer could receive one or more connections for each of our three principal services, the connections percentage may exceed 100%. As of March 31, 2004, our customer penetration was over 39%, and our penetration with respect to connections was over 78%.

        Operating cash flow at the market level reflects revenue, cost of revenue and some expenses that we are able to specifically identify as directly related to the operation of that market. We follow the same approach in allocating cost of revenue at the market level as we do for cost of revenue allocation in general, as described below under the caption “-Costs and Expenses-Cost of Revenues.” In addition, we do not include centralized customer service expenses or corporate general and administrative expenses in determining market level operating cash flow. Because we provide services in all markets and to network service customers using a common network infrastructure, we do not track assets or liabilities at the market level. Our method of determining operating cash flow at the market level may not be comparable to approaches of other companies. Use of a different method of determining operating cash flow at the market level could change the operating cash flow at the market level, but not our overall operating cash flow. Based upon this method of allocating cost of revenue and excluding certain corporate expenses, we believe that each of our markets has achieved positive operating cash flow.

Operating Revenues

We derive our operating revenues primarily from monthly charges for the provision of cable television, telephone and broadband Internet services to residential and small business customers and provision of network services and broadband transport services to medium and large enterprises and communications carriers. These services are a single business provided over a unified network. However, since our different products and services generally involve different types of charges and in some cases different methods of recording revenues, we have presented some information on our revenues from each major product line.

Bundled services revenues—cable television, telephone and broadband Internet. We typically provide cable television, telephone and broadband Internet services on a bundled basis for fixed monthly fees billed in advance, with the amount of the monthly fee varying significantly depending upon the particular bundle of services provided. We also charge usage-based fees for additional services, such as pay-per-view movies that involve a charge for each viewing and long-distance services that involve charges by the number of minutes of use. We generally bill for these usage-based services monthly in arrears. We generate revenues from one-time charges for the installation of premises equipment. Most of our bundled offerings include fees for equipment rental. We also charge monthly or one-time fees for additional services, including advertising. We collect from our cable customers and include in our gross revenues the fees payable to cable franchise authorities, which are usually 5% of our revenues from cable subscriptions.

Broadband transport services revenues. Our revenues from broadband transport services, which consist of access to our metro area networks and point-to-point circuits on our long-haul network, involve fixed monthly fees billed in advance, where the amount charged varies with the amount of capacity, type of service and whether any customized capacity or services are provided. Our revenues also include non-recurring charges for construction, installation and configuration services, which can range significantly depending upon the customer’s needs.

Network services revenues. Our revenues from network services consist primarily of revenues from switched carrier services and managed modem services. We bill for most of our network services monthly in arrears based on actual usage. However, some network services, particularly our managed modem services, involve fixed monthly charges billed in advance. Some network services include non-recurring fees for installation or other work needed to connect the customer to our networks. There are monthly charges or negotiated fees for other services such as directory assistance, web hosting, database, collocation, technical support and billing services.

Expected Changes in Revenues

MCI Contract. From July 2000 to October 2003, a significant portion of our revenues was generated under a network services contract pursuant to which we provided carrier services to MCI. This contract generated approximately $66.7 million, $73.3 million and $65.0 million, or 70%, 50% and 36%, of our consolidated revenues for the years ended December 31, 2001, 2002 and 2003, respectively. The agreement with MCI was terminated in the fourth quarter of 2003 as part of MCI’s bankruptcy proceedings. MCI emerged from bankruptcy proceedings in April of 2004. We received a settlement from MCI during these proceedings as a result of minimum requirements under this agreement. We do not expect to receive any further revenue from MCI under this agreement, other than amounts payable to us by MCI as a result of the settlement. We expect to receive payment of these additional amounts in the second quarter of 2004.

Advantex Acquisition. We expect that our recent acquisition of Advantex, discussed above, will provide us with bundled service revenue which will offset a significant portion of the network services revenues lost from the termination of the MCI contract. Revenues from Advantex for the quarter ended March 31, 2004 totaled $8.9 million.

Costs and Expenses

Cost of Revenues

Cost of revenues includes those expenses that are directly related to the generation of operating revenues and has fixed and variable components. Our network supports all of the products and services that we provide to customers, and due to a common network infrastructure and many of the same resources and personnel being used to generate revenues from the various product and service categories it is difficult to determine cost of revenues by product. Commencing with costs incurred in 2003 we allocate network and related costs among our products based upon the following approach:

We are able to specifically identify the costs related to cable television, so no allocation is needed for that product. We allocate each cost that relates to only one of our retail telephone, broadband Internet, broadband transport and network services products entirely to that product. For example, private line costs relate entirely to our broadband transport product and are allocated to it. Other costs, such as interconnect costs, generally are allocated among the various benefited products based upon the use of minutes or bandwidth or other appropriate metrics. These allocation formulas are reviewed for appropriateness every six months. Our method of allocating network and related costs among products may not be comparable to approaches of other companies. Use of a different method of allocation could change the cost of revenues and margin associated with each product. Our overall cost of revenues and gross margin is not affected by this allocation method.

Our cost of revenues include the following:

•	Cable costs. Programming costs historically have been the largest cost of providing our cable television services and we expect this trend to continue. We have entered into contracts with the National Cable Television Cooperative and other programming providers to provide programming to be aired on our networks. We pay a monthly fee for these programming services, generally based on the average number of subscribers to the program, although some fees are adjusted based on the total number of subscribers to the system or the system penetration percentage. Since programming cost is partially based on numbers of subscribers, it will increase as we add more subscribers. It will also increase to the extent costs per channel increase over time, and may change depending upon the mix of channels we offer in each market from time to time. Our cable costs also include the fees payable to cable franchise authorities, which are usually 5% of our revenues from cable subscriptions.

•	Telephone costs. Our cost of revenues associated with delivering telephone services to residential and small business customers consist primarily of transport costs, which are comprised mostly of amounts needed for the operation, monitoring and maintenance of our networks, and also include access and other fees that we pay to other carriers to carry calls outside of our networks. Transport costs for these types of customers are largely fixed so long as we do not need to procure additional equipment or lease additional capacity, but increase when new facilities need to be obtained. The access fees are generally usage based and therefore variable.

•	Broadband Internet costs. Our cost of revenues associated with delivering broadband Internet services to residential and small business customers consist primarily of transport costs and fees associated with peering arrangements we have with other carriers. Transport costs and peering fees for this service are largely fixed so long as we do not need to procure additional equipment or lease additional capacity, but increase when new facilities for connecting to the Internet need to be obtained.

•	Broadband transport services costs. Our cost of revenues associated with delivering broadband traffic consists primarily of fixed transport costs, which are comprised mostly of amounts needed for the operation, monitoring and maintenance of our networks, and also include access and other fees that we pay to other carriers to carry traffic outside of our networks. These costs are mostly fixed in nature. There are some variable costs associated with external maintenance and with private line services, which can have a component that requires us to pay other carriers for a portion of the private line.

•	Network services costs. Our cost of revenues associated with delivering traffic consist primarily of transport costs, mostly amounts needed for the operation, monitoring and maintenance of our networks, and access and other fees that we pay to other carriers to carry traffic outside of our networks. These costs are primarily fixed with respect to the monitoring of the traffic we carry on our networks, although there are variable components associated with external maintenance costs and other items. The access and other carrier fees are variable and usage-based.

Selling, general and administrative expenses

Our selling, general and administrative expenses include all of the expenses associated with operating and maintaining our networks that are not cost of revenues, primarily payroll and departmental costs incurred for network design, monitoring and maintenance. They also include payroll and departmental costs incurred for customer installation and service personnel, for customer service representatives and management and for sales and marketing personnel. Other included items are advertising expenses and promotional expenses, corporate and subsidiary management, administrative costs, professional fees, taxes, insurance and facilities costs.

Depreciation and amortization

Depreciation and amortization expenses include depreciation of our broadband networks and equipment and amortization of costs in excess of net assets and other intangible assets related to acquisitions. For periods beginning after January 1, 2002, we no longer amortize goodwill related to acquisitions in accordance with Statement of Financial Accounting Standards No. 142—Goodwill and Other Intangible Assets.

Results of Operations

	Quarter Ending
	March 31, 2003	December 31, 2003	March 31, 2004
Operating Data:
Marketable homes passed (1)	187,145	277,399	280,959
Customers (2)	60,106	102,740	110,790
Customer penetration	32.1%	37.0%	39.4%
Average monthly revenue per customer	$76.51	$ 84.60	$87.14
Number of connections
Cable television	46,216	71,855	75,255
Telephone	52,045	97,288	101,347
Broadband Internet	20,788	38,450	43,142

Total connections(3)	119,049	207,593	219,744
Connection Penetration
Cable television	24.7%	25.9%	26.8%
Telephone	27.8%	35.1%	36.1%
Broadband Internet	11.1%	13.9%	15.4%

Total connection penetration	63.6%	74.8%	78.2%
Average monthly revenue per connection
Cable television	$45.25	$ 44.20	$46.03
Telephone	34.58	41.66	44.12
Broadband Internet	34.80	37.49	35.94

(1)	Marketable homes passed increased by 3,560 from December 31, 2003 to March 31, 2004, although the company constructed network passing 5,914 new marketable homes in the same period. The 2,354 difference arose from a first quarter 2004 database clean-up on legacy information from acquisitions completed in 2003.
(2)	Customers increased by 8,050 from December 31, 2003 to March 31, 2004, although the company completed a database clean-up on legacy information from acquisitions completed in 2003 that resulted in an upward adjustment in the customer count resulting in 1,900 additional previously uncounted customers.
(3)	Total connections include a decrease of approximately 1,500 connections in the Advantex market that occurred in the first quarter related to database clean-up.

The following table sets forth financial data as a percentage of operating revenues for the quarter ended March 31, 2003, and 2004.

	Quarter ended March 31,
	2003	2004
Consolidated Financial Data:
Operating revenues:
Cable television	14%	24%
Telephone	11	31
Broadband Internet	5	11
Broadband transport services	3	7
Network services	67	27

Total operating revenues	100	100
Operating expenses:
Cost of revenues	47	39
Selling, general and administrative	43	54
Depreciation and amortization	28	30

Total operating expenses	118	123

Operating (loss) income	(18)	(23)
Other income (expense):
Interest income	—	—
Interest expense	(1)	(3)
Gain/loss on disposal of assets	—	—
Loss on extinguishment of debt	—	(5)

Total income (expense)	(1)	(8)

Net loss	(19)%	(31)%

Quarter Ended March 31, 2004 Compared to Quarter Ended March 31, 2003

Operating Revenues. Our operating revenues for the quarter ended March 31, 2003 and 2004 were $43.3 million and $41.7 million respectively, a decrease of $1.6 million, or 4%. This decrease is a result of the loss of the MCI agreement, partially offset by growth in broadband transport services and bundled services from the acquisition of Advantex and other sources. Operating revenues for our cable television services for the quarter ended March 31, 2003 and 2004 were $5.9 million and $10.1 million, respectively, an increase of $4.2 million, or 71%. Operating revenues for our telephone services for the quarter ended March 31, 2003 and 2004 were $4.7 million and $13.1 million, respectively, an increase of $8.4 million, or 179%. Operating revenues for our broadband Internet services for the quarter ended March 31, 2003 and 2004 were $2.0 million and $4.4 million, respectively, an increase of $2.4 million, or 120%. The increased revenues for cable television, telephone and broadband Internet are primarily due to growth in the number of connections, from 119,049 as of March 31, 2003 to 219,744 as of March 31, 2004 and to a much lesser extent from rate increases. The additional connections resulted primarily from the continued construction of our broadband networks and continued penetration growth of marketable homes in our markets and from our acquisitions of TXU assets and Advantex. Our acquisition of TXU assets was completed in March 2003 and added approximately 5,000 connections. Our acquisition of Advantex was completed in October 2003 and added approximately 58,000 connections.

Operating revenues for our broadband transport services for the quarter ended March 31, 2003 and 2004 were $1.2 million and $2.9 million, respectively, due to our acquisition of C3 Communications in March 2003 and new customer growth. The increase in operating revenues from cable television, telephone, broadband Internet and broadband transport services was partially offset by a decline in the revenues from network services, which were $29.5 million and $11.1 million, respectively, a decrease of $18.4 million, or 62%. This decrease is due to a loss of revenue generated from our agreement with MCI, which terminated in the fourth quarter of 2003. We do not expect to receive any further revenue from MCI under that agreement, other than the amounts payable to us by MCI as a result of our settlement with MCI. We expect to receive these funds in the second quarter of 2004. See “—Expected Changes in Revenues” and “—Critical Accounting Policies and Estimates—Revenue Recognition.”

        Cost of Revenues. Our cost of revenues for the quarter ended March 31, 2003 and 2004 were $20.5 million and $16.4 million, respectively, a decrease of $4.1 million, or 20%. The decrease in our cost of revenues is primarily due to the decline in revenues from network services, offset by the growth of costs related to increased connections in our bundled services offerings. Cost of revenues decreased as a percentage of revenues from 47% in the quarter ended March 31, 2003 to 39% in the quarter ended March 31, 2004, reflecting the increasing percentage of our total revenues derived from our bundled service offerings. Cost of revenues associated with our cable television, telephone and broadband Internet services generally are significantly lower as a percentage of revenues than those associated with network services.

Our gross margin for the quarter ended March 31, 2004 for our bundled cable television, telephone and broadband internet services was 73%, compared with 67% for the quarter ended March 31, 2003, a increase of 9%. The increase is due primarily to a change in the mix of connections, as we added more telephone and broadband internet service connections versus cable television connections. Both telephone and broadband internet service products carry a somewhat higher gross margin than the cable television product because of the programming costs associated with cable television. For broadband transport services, our gross margin for the quarter ended March 31, 2004 was 76%, compared with 66% for the quarter ended March 31, 2003, an increase of 15%. This increase is mainly due to increased usage of excess capacity on the fixed cost portions of our network. For network services, our gross margin for the quarter ended March 31, 2004 was 26%, compared with 46% for the quarter ended March 31, 2003, a decrease of 43%. In the fourth quarter of 2003 our contract with MCI was terminated. The resulting loss of traffic left us with excess capacity on the network as well as changing the mix of services provided, both of which decreased network services gross margin.

We expect that our overall gross margin will rise as the percentage of revenues derived from our cable television, telephone and broadband internet services and our broadband transport services, which are higher-margin services, increases in accordance with our business plan. Our margins are determined based on an allocation of cost of revenues among our products. Our method of allocating costs and therefore, of computing margin, may not be comparable to approaches of other companies. Use of a different method of allocation could change the margin associated with each product, although the overall gross margin would not be affected.

Selling, General and Administrative Expense. Our selling, general and administrative expense for the quarter ended March 31, 2003 and 2004 was $18.7 million and $22.6 million, respectively, an increase of $3.9 million, or 21%. The increase is primarily due to the expenses associated with the increase in the number of employees as a result of the acquisition of Advantex in October 2003. Selling, general and administrative expense increased as a percentage of revenues to 54% primarily as a result of the Advantex acquisition. We expect our selling, general and administrative expense to increase as a result of the growth of our business and customer base and our acquisition of Advantex.

Depreciation and Amortization Expense. Our depreciation and amortization expense for the quarter ended March 31, 2003 and 2004 was $12.1 million and $12.7 million, respectively, an increase of $0.6 million, or 5%. The increase is principally due to the continued expansion of our broadband networks. We expect depreciation and amortization expense to continue to increase as we make additional capital expenditures to construct and expand our networks in our existing markets.

Interest Expense. For the quarter ended March 31, 2003 and 2004, our interest expense, which includes interest incurred net of capitalized interest, was $0.4 million and $1.3 million, respectively. Our interest expense increased as a result of borrowings in 2003 under the existing senior credit facility as well as interest accrued related to the senior secured notes issued in March of 2004. For the quarter ended March 31, 2003 and 2004, we had capitalized interest of $0.6 million and $0.4 million, respectively.

Write-Off Due to Repayment of Credit Facility. During the quarter ended March 31, 2004, we completed a private placement of our senior notes. Concurrent with this offering we repaid $64.8 million to extinguish our senior credit facility. We wrote off debt issuance costs of approximately $2.1 million associated with this repayment.

EBITDA/Adjusted EBITDA

We measure our operating performance on net income (loss) before interest income, interest expense, taxes, depreciation and amortization and special charges, referred to as “EBITDA.” EBITDA is not a measure of financial performance under generally accepted accounting principles. We believe EBITDA is often a useful measure of a company’s operating performance and is a significant basis used by our management to measure the operating performance of our business.

Because we have funded the build-out of our networks by raising and expending large amounts of capital, our results of operations reflect significant charges for depreciation, amortization, interest expense, and special charges. EBITDA, which excludes this information, provides helpful information about the operating performance of our business, apart from the expenses associated with our physical plant or capital structure. We try to make each area of our business generate positive EBITDA, and when we have choices about the market or area in which to best deploy our resources we generally direct our resources towards the network construction that is expected to generate the most EBITDA. EBITDA is frequently used as one of the bases for comparing businesses in our industry, although our measure of EBITDA may not be comparable to similarly titled measures of other companies. EBITDA does not purport to represent operating loss or cash flow from operating activities, as those terms are defined under generally accepted accounting principles, and should not be considered as an alternative to those measurements as an indicator of our performance. In the first quarter of 2004, we wrote off debt issuance costs of approximately $2.1 million associated with the repayment of our senior credit facility following the completion of our senior notes offering. We believe this expense is analogous to amortization and interest expense, and therefore we believe it is more useful to show EBITDA net of this one-time amount because we believe it is a better measure of our operating performance and is more comparable to prior periods. However, because of the nature of the charge, we are referring to our EBITDA for the first quarter of 2004 net of the charge as “Adjusted EBITDA.”

        EBITDA/Adjusted EBITDA was $4.3 million and $2.8 million for the quarter ended March 31, 2003 and 2004, respectively. The decrease is primarily due to the decline in MCI revenues, offset by increasing revenues from the addition of new customers, added both through acquisitions and the build-out of our networks over such periods. Since a significant portion of our cost of revenues and overhead expenses are generally fixed in nature, increasing revenue should result in further increases in EBITDA/Adjusted EBITDA and in EBITDA/Adjusted EBITDA as a percentage of revenues. To the extent the increased revenues are from adding residential and small business customers for our bundled services, which have higher margins than network services, EBITDA/Adjusted EBITDA should increase more quickly on a percentage basis.

The reconciliation of EBITDA/Adjusted EBITDA to net income is as follows:

	Quarter Ended March 31,
	2003	2004
	(Dollars in thousands)
Net loss as reported	$(8,286)	$(13,430)
Add back non-EBITDA/Adjusted EBITDA items included in net loss:
Interest income	(40)	(65)
Interest expense	356	1,277
Taxes	195	197
Depreciation and amortization	12,096	12,715
Loss on extinguishment of debt	—	2,145

EBITDA/Adjusted EBITDA	$4,321	$2,839

Liquidity and Capital Resources

Sources and Uses of Funds

Since inception, we have raised an aggregate of $338 million in funds from institutional private equity investors and others to pursue our business plan. As a result of such stock issuances and the ClearSource merger, we have a total of $508 million of total invested equity capital. Funds raised have been used to construct our networks, to make acquisitions, to launch services in our existing six markets and for working capital and operating expenses.

On March 23, 2004, we issued $136.0 million principal amount at maturity of senior secured notes with fixed interest payable at a rate of 14% per annum. We refer to these notes as the outstanding notes. Interest on the outstanding notes is payable semi-annually each April 1 and October 1 beginning October 1, 2004. We used a portion of the net proceeds from the sale of the outstanding notes to repay all amounts outstanding under our then-existing senior credit facility. The senior credit facility was terminated upon repayment and we are not able to borrow any further amounts thereunder. In connection with the payment and termination of the senior credit facility, we recorded $2.1 million of debt extinguishment expenses, including accelerated amortization of debt issuance costs and other expenses of $1.5 million.

We conducted the offering of the outstanding notes in order to accelerate the build-out of our networks and to improve our liquidity position. Accelerating the build-out is expected to result in increased revenues and EBITDA/Adjusted EBITDA over the near term. We have the ability to accelerate or postpone construction of extensions to our networks depending upon future cash availability, subject only to the need to eventually complete the build-out of our networks in accordance with the requirements of our franchise agreements.

At March 31, 2004, we had total cash and cash equivalents of $87.5 million and we had $140.2 million of long-term debt outstanding.

Provided that we meet the revenue, expense and cash flow projections in our current business plan, we expect that with existing cash on hand and cash flow from operations, we will be fully funded to build-out our networks to pass all 1.4 million marketable homes and small businesses in our existing markets over the next several years. Our business plan is based on estimates regarding expected future costs and expected revenues. Our costs may exceed or our revenues may fall short of our estimates, our estimates may change, and future developments may affect our estimates. Any of these factors may increase our need for funds to complete construction in our markets, which would require us to seek additional financing.

We may seek additional financing to undertake initiatives not contemplated by our business plan or obtain additional cushion against possible shortfalls. We also may pursue additional financing as opportunities arise. Future financings may include a range of different sizes or types of financing, including the sale of additional debt or equity securities. However, we may not be able to raise additional funds on favorable terms or at all. Our ability to obtain additional financing depends on several factors, including future market conditions; our success or lack of success in penetrating our markets; our future creditworthiness; and restrictions contained in agreements with our investors or lenders, including the restrictions contained in the indenture governing the notes. These financings could increase our level of indebtedness or result in dilution to our equity holders.

Cash Flows from Operating Activities

Our net cash used in operating activities for the quarter ended March 31, 2003 and 2004 was $0.4 million and $6.1 million, respectively. Overall, the rate of our cash use relative to the previous quarter has increased primarily due to the loss of the MCI contract as well as the cash used to satisfy the related working capital liabilities associated with providing service under that contract.

Cash Flows from Investing Activities

Our net cash used in investing activities for the three-month period ended March 31, 2003 and 2004 was $18.7 million and $11.3 million, respectively. These net cash outflows are primarily due to the build-out of our network in both 2003 and 2004 as well as the acquisitions of assets from TXU, C3 Communications in March 2003.

Cash Flows from Financing Activities

Our net cash provided by financing activities for the three-month period ended March 31, 2003 and 2004 was $16.1 million and $62.6 million, respectively. Cash flows from financing activities in the quarter ended March 31, 2003 consisted primarily of borrowings on our senior credit facility. We paid the outstanding amount of $64.8 million on our senior credit facility with the proceeds of our 14% Senior Secured Notes offering in March of 2004. We received proceeds of $130.2 million, less $4.8 million of related issuance costs as of March 2004.

Capital Expenditures

We spent approximately $10.4 million in capital expenditures during the three-month period ended March 31, 2003 versus approximately $11.3 million for the three month period ended March 31, 2004. This amount relates to network construction, installation costs, the purchase of customer premise equipment, such as cable set-top boxes and cable modems, and corporate and network equipment, such as switching and transport equipment, and billing and information systems. As discussed above, we expect that assuming we meet the revenue, expense and cash flow projections in our current business plan, we will be able to fund all capital expenditures needed to build-out our networks to pass all 1.4 million marketable homes and small businesses in our existing markets over the next several years. If we decide to build broadband networks in additional cities or desire to further accelerate the build-out of our networks, we could require additional funding to operate and for the capital expenditures necessary to finance the construction of our networks and purchase of customer premise equipment.

We expect to spend a total of approximately $48 million in capital expenditures in 2004. We expect to spend approximately half of this amount for network construction and the remainder principally for installation costs, the purchase of customer premise equipment and corporate and network equipment, including capitalized labor costs. We have completed substantially all of the design, planning and engineering work for our anticipated network construction in 2004, and much of this work for network construction in 2005. We expect that with this amount of expected capital expenditures for network construction, that our build-out of our networks in 2004 will pass approximately 36,000 additional marketable homes. We believe we are capable of supporting network construction at this rate of spending based on the fact that we have done equal or greater amounts of construction in prior years. The actual costs may vary significantly from this range and will depend on the number of miles of network to be constructed, the geographic and demographic characteristics of the city and neighborhood, population density, whether the homes passed are multiple dwelling units, costs associated with the cable franchise in that market, the number of customers in each city, the cost of customer premise equipment we pay for or finance, utility requirements and other factors.

Contractual Obligations and Commercial Commitments

We are obligated to make payments under a variety of contracts and other commercial arrangements, including the following:

Capital Leases. We lease office and facilities space under a sale and leaseback arrangement. We also have certain immaterial capital leases for office equipment.

Operating Leases. We lease office space and other assets for varying periods. Leases that expire are generally expected to be renewed or replaced by other leases.

Maintenance Agreements. We have numerous agreements for the maintenance of leased fiber optic capacity.

Purchase Agreement. In October 2001, in connection with our previous senior credit facility, we entered into a purchase agreement with Marconi Communications, Inc.

The following table represents our contractual obligations as of March 31, 2004 on an as adjusted basis, which gives effect to the completion of this offering and the repayment of our existing senior credit facility:

	Payments Due by Period
Contractual Obligations	2004	2005	2006	2007	2008	2009 & Beyond	Total
	(In thousands)
Capital lease obligations	$1,083	$1,446	$1,418	$1,379	$1,379	$20,116	$26,821
Operating lease obligations	3,169	3,126	2,797	2,714	2,553	16,966	31,325
Maintenance obligations	892	1,189	1,189	1,189	1,189	15,225	20,873
Purchase obligations	3,006	5,650	10,475	11,600	8,350	—	39,081

Total	$8,150	$11,411	$15,879	$16,882	$13,471	$52,307	$118,100

Our plans with respect to network construction and other capital expenditures are discussed above under the caption “—Capital Expenditures.” We believe those planned expenditures do not constitute contractual obligations or binding commitments since, in general, we have the ability to accelerate or postpone construction of our networks depending upon cash availability, subject to the need to eventually complete the network in accordance with our franchise and single family residential development agreements.

We have entered into contracts with various entities to provide us with video programming services. We pay a monthly fee for those services, generally based on the average number of video subscribers to that service during the service period. We estimate programming fees to be approximately $22.5 million in 2004.

We have entered into numerous franchise agreements with municipalities in Texas. These agreements provide for, among other items: payment of a stated percentage of revenue, typically 5%, on a quarterly basis, the maintenance of deposits and corporate surety bonds up to $1 million, and the contribution of funds by us of up to $4 million to provide facilities and equipment related to public access channels. These agreements have various terms, ranging between 5 and 9 years, with additional renewal periods. We anticipate making significant payments with respect to these franchise agreements and the build-out of our networks during 2004 and beyond.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with accounting principles that are generally accepted in the United States. To prepare these financial statements, we must make estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses as well as the disclosure of contingent assets and liabilities. We periodically evaluate our estimates and assumptions and base our estimates and assumptions on our best knowledge of current events and actions we may undertake in the future. Actual results may ultimately differ from these estimates. We believe that of our significant accounting policies, the following may involve a higher degree of judgment and complexity:

Revenue Recognition

Revenue from customers consists of fixed monthly fees for bundled services and certain network services, and usage based fees for long distance services in certain bundles and the majority of our network services. Local governmental authorities impose franchise fees on the majority of our franchises ranging up to a federally mandated maximum of 5% of annual gross revenues derived from the operation of the cable television system, to provide cable television services, as provided in the franchise agreements. Such fees are collected on a monthly basis from our customers and periodically remitted to local franchise authorities. Franchise fees collected and paid are reported as revenues and expenses, respectively. Our revenues are recognized when services are provided, regardless of the period in which they are billed. Amounts billed in advance are reflected in the balance sheet as deferred revenue and are deferred until the service is provided.

We recorded revenues for the last quarter of 2003 of $5.4 million to reflect proceeds from our settlement with MCI concerning contract minimum requirements under a take on pay arrangement. We expect additional amounts payable to us by MCI in the settlement to be reflected in the second quarter of 2004. Since amounts received in the settlement are intended to be in lieu of revenues otherwise receivable under that contract, we intend to record the settlement amounts as revenues.

We receive some revenues for construction performed for customers in connection with network service arrangements. These revenues, which are a small percentage of total revenues, are recognized under the percentage of completion method.

Classification of Various Direct Labor and Other Overhead Costs

Our business is capital intensive, and a large portion of our financial resources is spent on capital activities associated with building our networks. We capitalize costs associated with network construction, initial customer installations, installation refurbishments and the addition of network equipment necessary to enable provision of bundled or network services. Capitalized costs include materials, direct labor costs and certain indirect costs. We capitalize direct labor costs associated with our personnel based upon the specific time devoted to construction and customer installation activities. Capitalized indirect costs are those relating to the activities of construction and installation personnel and overhead costs associated with the relevant support functions. Costs for repairs and maintenance, and disconnection and reconnection, are charged to operating expense as incurred, while equipment replacement is capitalized.

Judgment is required to determine the extent to which indirect costs, or overhead, are incurred as a result of specific capital activities, and therefore should be capitalized. We allocate overhead based upon the portion of indirect costs that contribute to capitalizable activities using an overhead rate applied to the amount of direct labor capitalized based upon our analysis of the nature of costs incurred in support of capitalizable activities. The primary costs that are included in the determination of overhead rates are (i) employee benefits and payroll taxes associated with capitalized direct labor, (ii) direct variable costs associated with capitalizable activities, consisting primarily of installation and construction vehicle costs, (iii) the cost of support personnel, such as personnel who directly assist with capitalizable installation activities, and (iv) indirect costs directly attributable to capitalizable activities. For the quarters ended March 31, 2003 and 2004, $2.3 million and $2.5 million of capitalized labor and overhead costs were capitalized, respectively.

Valuation of Long-Lived Assets and Intangible Assets

We evaluate the recoverability of property, plant and equipment for impairment when events or changes in circumstances indicate that the net book value of an asset may not be recoverable. Such events or changes in circumstances could include such factors as loss of customers accounting for a high percentage of revenues from particular network assets, changes in technology, fluctuations in the fair value of assets, adverse changes in market conditions or poor operating results. When such factors and circumstances exist, we compare the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets and is recorded in the period in which the determination was made. While we believe that our estimates of future cash flows are reasonable, different assumptions regarding such cash flows could materially affect our evaluation of asset recoverability.

We performed a goodwill impairment test as of October 1, 2003, which coincided with the termination of the MCI contract. This test was performed in accordance with Statement of Financial Accounting Standards, or SFAS, No. 142—Goodwill and Other Intangible Assets, which we adopted effective January 1, 2002. SFAS No. 142 recognizes that since goodwill and certain intangible assets may have indefinite useful lives, these assets are no longer required to be amortized but are to be evaluated at least annually for impairment. An independent appraisal firm was used for this analysis. The analysis reached the conclusion that the estimated fair value exceeded the carrying value, so no impairment existed. The estimated fair value was determined based on a discounted cash flow analysis and review of multiples for comparable companies. The assumptions used in the valuation testing have subjective components, including anticipated future operating results and cash flows based on our business plan and overall expectations as to market and economic considerations. Based on the results of this test we recorded no impairment loss for 2003.

Allowance for Doubtful Accounts

We use estimates to determine our provision for bad debts. These estimates are based on historical collection experience, current trends, credit policy and a percentage of our customer accounts receivable, as well as specific identification for larger customers. In determining these percentages, we look at historical write-offs of our receivables. Judgment is required both to identify customer accounts where collectibility is a concern, and to determine the amount of the reserve to be established for those customer accounts.

The foregoing list is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for us to judge the application. There are also areas in which our judgment in selecting any available alternative would not produce a materially different result.

Recent Accounting Pronouncements

In December 2002, the FASB issued SFAS No. 148—Accounting for Stock-Based Compensation, Transition and Disclosure. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. We adopted the annual disclosure requirements of SFAS No. 148, which are effective for fiscal years ending after December 15, 2002 and elected to continue to account for employee stock options under APB No. 25. The interim disclosure requirements are effective for interim periods commencing after December 15, 2002. The adoption of this standard had no effect on our financial position, results of operations or cash flows.

In January 2003, the FASB issued Interpretation No. 46—Consolidation of Variable Interest Entities (FIN 46). This interpretation of Accounting Research Bulletin 51—Consolidated Financial Statements addresses consolidation by business enterprises of variable interest entities that possess certain characteristics. FIN 46 requires that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities and results of the activities of the variable interest entity must be included in the consolidated financial statements with those of the business enterprise. FIN 46 applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. We do not have any ownership in any variable interest entities as of December 31, 2003. We will apply the consolidation requirement of the interpretation in future periods if we should own any interest in any variable interest entity.

In April 2003, the FASB issued SFAS No. 149—Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies accounting and reporting for derivative instruments, including certain derivatives imbedded in other contracts and for hedging activities as defined under SFAS No.133 and FIN 45. SFAS No. 149 is effective for contracts entered into after June 30, 2003. We do not expect SFAS No. 149 to have a material impact on our financial position or statement of operations.

In May 2003, the FASB issued SFAS No. 150—Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability or an asset in some circumstances. We do not expect SFAS No. 150 to have a material impact on our financial position or statement of operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risk relates primarily to changes in interest rates on our investment portfolio. Our marketable investments consist primarily of short-term fixed income securities. We invest only with high credit quality issuers and we do not use derivative financial instruments in our investment portfolio. We do not believe that a significant increase or decrease in interest rates would have a material impact on the fair value of our investment portfolio.

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer, who is our principal executive officer, and our Chief Financial Officer, who is our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2004. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to Grande, including its consolidated subsidiaries, required to be included in this report and the other reports that we file or submit under the Securities Exchange Act of 1934.

During the first fiscal quarter, there have been no changes in our internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

Legal Proceedings

Both the FCC and the Department of Justice are conducting investigations understood to involve billing practices by MCI and related issues involving companies that terminated or otherwise may have handled traffic on behalf of MCI, including those companies participating in MCI’s Least Cost Routing Program. We believe we were a substantial participant in the Least Cost Routing Program. The Department of Justice has convened a grand jury in the Southern District of New York as part of its investigation. The grand jury has issued document subpoenas to a number of companies in the telecommunications industry, including us. We are cooperating with the Department of Justice and have produced and are continuing to produce responsive documents. The FCC has issued a letter of inquiry to us and other companies seeking documents and requesting information relating to the above described billing practices and the compliance by such companies, including us, with applicable laws and regulations. We have responded to the letter of inquiry and are continuing to produce additional documentation and to supplement our answers to certain questions. The FCC may issue additional letters of inquiry in the future, to which we would intend to respond in the same manner. We cannot predict the outcome of these investigations or their duration. If these investigations result in current or prior billing practices being identified as violative of applicable laws or regulations, result in penalties being imposed upon us, result in further proceedings against specific companies, including ours, result in changes in the law or regulations that would have an industry-wide effect, or lead to litigation among parties involved in terminating or otherwise routing traffic, the impact could have a material adverse effect on our business and financial condition.

As a telecommunications company, we are a party to regulatory proceedings in the ordinary course of our business at both the state and federal levels. For example, we along with many other telecommunications companies in Texas are currently a party to a proceeding before the Public Utility Commission of Texas, or PUCT, relating to the terms of SBC Communications’ standard interconnection agreement and an anticipated successor to this interconnection agreement. This proceeding is expected to conclude during the summer of 2004. We cannot anticipate the outcome of this proceeding at this time but do not believe that the outcome will, individually, or in the aggregate with any other regulatory proceedings, have a material adverse effect on our business, financial condition or results of operations.

Item 2. Changes in Securities and Use of Proceeds

On March 23, 2004, we raised net proceeds of $124.5 million in connection with the sale of 136,000 units each consisting of 14% senior secured notes due 2011 and a warrant to purchase 100.336 shares of our common stock. We sold the units in a private placement to Bear, Stearns & Co., Inc. and Deutsche Bank Securities Inc. We used a portion of the net proceeds from the sale of the units to repay all amounts outstanding under our then-existing senior credit facility.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders of Grande during the quarter ended March 31, 2004.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Grande files herewith the following exhibits:

Exhibit No.	Description

3.1*	Restated Certificate of Incorporation of Grande Communications Holdings, Inc.

3.2*	By-Laws of Grande Communications Holdings, Inc.

4.1*	Indenture, dated as of March 23, 2004, by and among Grande Communications Holdings, Inc., the Guarantors named therein and U.S. Bank National Association.

4.2*	Registration Rights Agreement, dated as of March 23, 2004, by and among Grande Communications Holdings, Inc., the Guarantors named therein, Bear, Stearns & Co. Inc. and Deutsche Bank Securities Inc.

4.3*	Form of 14% Senior Secured Note due 2011.

4.4*

Pledge and Security Agreement, dated March 23, 2004, by and among Grande Communications Holdings, Inc., Grande Communications Networks, Inc., Grande Communications ClearSource, Inc., Grande Communications, Inc., Grande Communications Houston, Inc., Denton Telecom Holdings I, L.L.C., Denton Telecom Investors I, L.L.C, Denton Telecom Partners I, L.P., and U.S. Bank National Association.

10.1*	System Purchase Agreement by and between Grande Communications, Inc. and Marconi Communications, Inc., dated October 29, 2001, as amended.

10.2*	Grande Communications Holdings, Inc. 2000 Stock Option Plan

10.3*	Employment Agreement, dated February 2, 2004 by and between Grande Communications Holdings, Inc. and William E. Morrow.

10.4*	Fourth Amended and Restated Investor Rights Agreement, dated October 27, 2003 by and among Grande Communications Holdings, Inc., Current Investors, Founders and New Investors.

10.5*	Lease Agreement between Grande Communications Networks, Inc. and GRC (TX) Limited Partnership, dated August 7, 2003.

31.1	Certification pursuant to Section 302 of the Sabanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.1	Written Statement of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

*	Incorporated by reference to Grande’s Registration Statement on Form S-1 filed with the SEC on May 18, 2004.

(b) Reports on Form 8-K

The Registrant did not file any reports on Form 8-K during the quarter ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Grande Communications Holdings, Inc. (Registrant)

Date: May 18, 2004	By:	/s/ Michael L. Wilfley
Michael L. Wilfley Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)