Form 10-Q
period 2004-06-30
Grande Communications Holdings, Inc.
filed 2004-08-13
CIK 1290729

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at June 30, 2004
Common Stock, $.001 par value	12,818,242

Grande Communications Holdings, Inc.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

GRANDE COMMUNICATIONS HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31, 2003	June 30, 2004
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$42,246	$81,058
Accounts receivable, net	16,825	18,818
Prepaid expenses and other current assets	5,967	4,101

Total current assets	65,038	103,977
Property and equipment, net	298,197	301,367
Goodwill	134,983	135,723
Other intangible assets, net	10,463	8,020
Other assets	8,010	14,652

Total assets	$516,691	$563,739

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$14,947	$13,090
Accrued expenses	15,794	20,977
Note payable	63	0
Deferred revenue	4,263	3,998
Current portion of capital lease obligations	429	482

Total current liabilities	35,496	38,547
Deferred revenue	4,443	4,352
Capital lease obligations, net of current portion	12,723	13,918
Long term debt	61,859	127,807
Commitments and contingencies
Stockholders’ equity:
Series A preferred stock, $0.001 par value per share; 232,617,839 shares authorized, issued and outstanding; liquidation preference of $232,618	233	233
Series B preferred stock, $0.001 par value per share; 20,833,333 shares authorized, issued and outstanding; liquidation preference of $25,000	21	21
Series C preferred stock, $0.001 par value per share; 30,000,000 shares authorized, 17,005,191 shares issued and outstanding; liquidation preference of $20,406	17	17
Series D preferred stock, $0.001 par value per share; 115,384,615 shares authorized, 114,698,442 shares issued and outstanding; liquidation preference of $149,108	115	115
Series E preferred stock, $0.001 par value per share; 8,000,000 shares authorized, 7,999,099 shares issued and outstanding; liquidation preference of $19,998	8	8
Series F preferred stock, $0.001 par value per share; 12,307,692 shares authorized, 11,758,278 shares issued and outstanding; liquidation preference of $15,286	12	12
Series G preferred stock, $0.001 par value per share; 34,615,384 shares authorized, 34,615,330 shares issued and outstanding; liquidation preference of $135,000	35	35
Common stock, $0.001 par value per share; 786,835,883 shares authorized, 12,309,087 and 12,818,242 shares issued and outstanding, at December 31, 2003 and June 30, 2004, respectively	12	13
Additional paid-in capital	505,497	508,262
Treasury stock, at cost	(5)	(5)
Accumulated deficit	(103,775)	(129,596)

Total stockholders’ equity	402,170	379,115

Total liabilities and stockholders’ equity	$516,691	$563,739

The accompanying notes are an integral part of these condensed consolidated balance sheets.

GRANDE COMMUNICATIONS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(In thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2004	2003	2004
Operating revenues	$47,936	$45,815	$91,275	$87,502
Operating expenses:
Direct costs	23,328	16,099	43,828	32,529
Selling, general and administrative	19,690	24,150	38,402	46,781
Depreciation and amortization	15,210	13,710	27,305	26,425

Total operating expenses	58,228	53,959	109,535	105,735

Operating loss	(10,292)	(8,144)	(18,260)	(18,233)
Other income (expense):
Interest income	18	286	59	351
Interest expense	(565)	(4,549)	(921)	(5,826)
Gain on disposal of assets	4	16	1	32
Loss on extinguishment of debt	0	0	0	(2,145)

Total other income (expense)	(543)	(4,247)	(861)	(7,588)
Net loss attributable to common shareholders	$(10,835)	$(12,391)	$(19,121)	$(25,821)

Basic and diluted net loss per share attributable to common shareholders	$(0.93)	$(1.01)	$(1.64)	$(2.13)
Basic and diluted weighted average number of common shares outstanding	11,692,110	12,317,169	11,685,056	12,144,260

The accompanying notes are an integral part of these condensed consolidated statements.

GRANDE COMMUNICATIONS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Six Months Ended June 30,
	2003	2004
Cash flows from operating activities:
Net loss	$(19,121)	$(25,821)
Adjustment to reconcile net loss to net cash provided by operating activities:
Depreciation	25,714	23,758
Amortization of intangible assets	1,591	2,667
Amortization of deferred financing costs	221	289
Provision for bad debts	1,132	2,527
Accretion of debt discount	80	234
Non-qualified option expense	11	13
Gain on sale of assets	(1)	(32)
Extinguishment of debt	0	2,145
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	(3,861)	(4,521)
Prepaid expenses and other current assets	(1,070)	(797)
Accounts payable	2,173	(1,817)
Accrued expenses	1,622	4,515
Deferred revenue	(346)	(338)

Net cash provided by operating activities	8,145	2,822

Cash flows from investing activities:
Purchases of property, plant and equipment	(21,112)	(25,041)
Purchase of C3, net of cash acquired	(7,271)	0
Purchase of TXU	(950)	0
Purchase price adjustments	10	(264)
Proceeds on sale of fixed assets	16	0
Purchase of franchise rights and other	(405)	(224)

Net cash used in investing activities	(29,712)	(25,529)

Cash flows from financing activities:
Proceeds from borrowings and promissory notes	21,600	132,502
Payments of long-term debt	(66)	(65,060)
Deferred financing costs	(554)	(6,072)
Proceeds from issuance of common stock	11	138
Proceeds from issuance of preferred stock, net of related offering expenses	0	11

Net cash provided by financing activities	20,991	61,519

Net change in cash and cash equivalents	(576)	38,812
Cash and cash equivalents, beginning of period	36,385	42,246

Cash and cash equivalents, end of period	$35,809	$81,058

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

2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for the fair presentation of the financial statements have been included, and the financial statements present fairly the financial position and results of operations for the interim periods presented. Operating results for the six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations contained in the Company’s financial statements in Form S-4 for the year ended December 31, 2003.

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

On May 18, 2004, the Company filed a Form S-1 Registration Statement with the Securities and Exchange Commission to register warrants and the underlying common stock pursuant to the 136,000 Unit Offering completed March 23, 2004. Additionally, on May 18, 2004, the Company filed a Form S-4 Registration Statement with the Securities and Exchange Commission to register our 14% Senior Secured Notes. The Form S-1 Registration Statement was declared effective July 27, 2004 and the Form S-4 Registration Statement was declared effective June 14, 2004.

3. Long Term Debt

On March 23, 2004, the Company completed a private placement offering for 136,000 units each consisting of (1) $1,000 of 14% Senior Secured Notes due 2011 and (2) a warrant to purchase 100.336 shares of common stock. The units were issued with a discount to the face value of $5.8 million and the warrants were assigned a value of $2.6 million. Concurrent with the closing, we paid $64.8 million to extinguish the then existing senior credit facility. In conjunction with this repayment, we recognized a $2.1 million loss on debt extinguishment. Concurrent with the extinguishment of the then existing senior credit facility, we reclassified $3.2 million of cash to other long term assets as collateral for our existing letters of credit.

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

If the Company had accounted for these plans in accordance with SFAS 123, the Company’s net loss for the six months ended June 30, 2003 and 2004, would have increased as follows:

	Six Months Ended June 30,
	(in thousands, except for per share data)
	2003	2004
Net loss, as reported	$(19,121)	$(25,821)
Total stock-based employee compensation expense determined under fair value based method for all awards	(418)	(404)

Pro forma net loss	$(19,539)	(26,225)

Basic and diluted net loss per share, as reported	$(1.64)	(2.13)
Basic and diluted net loss per share, pro forma	$(1.67)	(2.16)
Basic and diluted weighted average number of common shares outstanding	11,685	12,144

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

As a telecommunications company, we are a party to regulatory proceedings in the ordinary course of our business at both the state and federal levels. For example, we along with many other telecommunications companies in Texas are currently a party to a proceeding before the Public Utility Commission of Texas, or PUCT, relating to the terms of SBC Communications’ standard interconnection agreement and an anticipated successor to this interconnection agreement. The regulatory proceeding concerning the terms of SBC Communication’s standard interconnection agreement and anticipated successor thereto is ongoing and is not expected to conclude until either late this year or early next year. We cannot anticipate the outcome of this regulatory proceeding at this time but do not believe that the outcome will, individually, or in the aggregate, with any other regulatory proceedings, have a material adverse effect on our business, financial condition or results of operations.

6. Subsequent Events

In April 2004 the complaint by the bankruptcy estate of Global Crossing was dismissed with prejudice.

In April 2004 MCI emerged from bankruptcy proceedings. The Company recorded $2.5 million of revenue in final settlement of their unsecured claim in the second quarter of 2004. Additionally, the Company recorded approximately $0.4 million in legal expenses related to the settlement of this claim.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend our forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these sections. When used in this report, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan” and similar expressions as they relate to Grande Communications Holdings, Inc. or our management are intended to identify these forward-looking statements. All statements by us regarding our expected future financial position and operating results, our business strategy, our financing plans, forecasted trends relating to the markets in which we operate and similar matters are forward-looking statements. We cannot assure you that our expectations expressed or implied in these forward-looking statements will turn out to be correct. Our actual results could be materially different from our expectations because of various factors, including those discussed below and under the caption “Business—Risk Factors Relating to Our Business” in our Form S-1, filed with the SEC on May 18, 2004. The following management’s discussion and analysis should be read in conjunction with our Condensed Consolidated Financial Statements and Notes thereto included herewith and with our Management’s Discussion and Analysis of Financial Condition and Results of Operation and Condensed Consolidated Financial Statements and Notes thereto for the three-year period ended December 31, 2003, included in our Form S-1 filed with the SEC on May 18, 2004.

Unless we indicate otherwise, references below to “we,” “us,” “our” and “Grande” mean Grande Communications Holdings, Inc. and its subsidiaries.

Overview

We provide communities in Texas with a bundled package of cable television, telephone and broadband Internet services. We operate fully integrated advanced broadband networks in six markets that passed approximately 288,258 out of approximately 1.4 million marketable homes and small businesses as of June 30, 2004. We have achieved 40% customer penetration of the marketable homes and small businesses that our networks pass. We expect that with existing cash on hand and our anticipated cash flow from operations, we will be fully funded to build-out our networks to pass all 1.4 million marketable homes and small businesses over the next several years.

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

Since inception, we have been funded primarily with private equity investments. Between February 2000 and October 2003, we completed a series of private placements of our preferred stock, raising aggregate gross proceeds of $338.2 million from the sale of our capital stock. The net proceeds from these private placements have been used to fund our network buildout, operations, and our acquisitions, which are described below under the heading “Acquisitions.” As a result of equity investments and mergers where stock was used as consideration, we now have $508 million of total invested equity capital and a base of over 20 institutional private equity investors. We have incurred net losses for the past three years and expect to continue to incur net losses for the next several years. However, we did achieve positive EBITDA in 2002 and 2003 and positive Adjusted EBITDA in the six months ended June 30, 2004. See “EBITDA/Adjusted EBITDA” below for a discussion of this non-GAAP measure of our operating performance as well as our use of Adjusted EBITDA in 2004.

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

C3 Communications

In March 2003, we acquired the long-haul network assets and customers of C3 Communications and certain of its affiliates for approximately $7.3 million in cash, which provided us with access to 3,000 route miles of fiber optic cable in Texas, Oklahoma, Arkansas and Louisiana. These assets serve as a backbone connecting each of our markets except Midland/Odessa and, along with our metro area networks, constitute the core infrastructure for our provision of broadband transport and network services.

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

Marketable Homes Passed, Penetration, Customers, Connections and Market Level Cash Flow

We report marketable homes passed as the number of residential and business units, such as single residence homes, apartments and condominium units, passed by our networks other than those we believe are covered by exclusive arrangements with other providers of competing services. As of June 30, 2004, our networks passed 288,258 marketable homes and we had 115,275 residential and small business customers.

Because we deliver multiple services to our customers, we report our total number of connections for telephone, cable television and broadband Internet services in addition to our total number of customers. We count each telephone, cable television and broadband Internet service purchase as a separate connection. For example, a single customer who purchases cable television, telephone and broadband Internet service would count as three connections. We do not record the purchase of long distance telephone service by a local telephone customer or digital cable services by an analog cable customer as additional connections. However, we do record each purchase of an additional telephone line by a local telephone customer as an additional connection. As of June 30, 2004, we had approximately 230,638 connections. We compute penetration of our markets both with respect to the number of customers and the number of connections as a percentage of marketable homes passed. Since each customer could receive one or more connections for each of our three principal services, the connections percentage may exceed 100%. As of June 30, 2004, our customer penetration was 40%, and our penetration with respect to connections was 80%.

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

Expected Changes in Revenues

MCI Contract. From July 2000 to October 2003, a significant portion of our revenues was generated under a network services contract pursuant to which we provided carrier services to MCI. This contract generated approximately $66.7 million, $73.3 million and $65.0 million, or 70%, 50% and 36%, of our consolidated revenues for the years ended December 31, 2001, 2002 and 2003, respectively. The agreement with MCI was terminated in the fourth quarter of 2003 as part of MCI’s bankruptcy proceedings. MCI emerged from bankruptcy proceedings in April of 2004. We received a settlement from MCI during these proceedings as a result of minimum purchase requirements under this agreement. We recorded approximately $2.5 million of revenue in the quarter ended June 30, 2004. We do not expect to receive any further revenue from MCI under this agreement

Advantex Acquisition. We expect that our recent acquisition of Advantex, discussed above, will provide us with bundled service revenue which will offset a significant portion of the network services revenues lost from the termination of the MCI contract. Revenues from Advantex for the six month period ending June 30, 2004 totaled $18.2 million.

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

Operating Data

	Quarter Ended
	June 30, 2003	September 30, 2003	December 31, 2003	March 31, 2004	June 30, 2004
Operating Data:
Marketable homes passed (1)	199,348	212,983	277,399	280,959	288,258
Customers (2)	64,123	69,085	102,740	110,790	115,275
Customer penetration	32.2%	32.4%	37.0%	39.4%	40.0%
Average monthly revenue per customer (3)	$78.41	$78.41	$84.60	$87.14	$85.75
Number of connections
Cable television	49,606	53,970	71,855	75,255	78,244
Telephone	54,768	58,795	97,288	101,347	104,954
Broadband Internet	23,460	27,732	38,450	43,142	47,440

Total connections (4)	127,834	140,497	207,593	219,744	230,638
Connection penetration
Cable television	24.9%	25.3%	25.9%	26.8%	27.1%
Telephone	27.5%	27.6%	35.1%	36.1%	36.4%
Broadband Internet	11.8%	13.0%	13.9%	15.4%	16.5%

Total connection penetration	64.1%	66.0%	74.8%	78.2%	80.0%
Average monthly revenue per connection
Cable television	$45.26	$45.16	$44.20	$46.03	$46.59
Telephone	36.55	36.41	41.66	44.12	43.86
Broadband Internet	33.63	33.30	37.49	35.94	35.49

(1)	Marketable homes passed increased by 3,560 from December 31, 2003 to March 31, 2004, although the company constructed 5,914 new marketable homes in the same period. The 2,354 difference arose from a first quarter 2004 database clean-up on legacy information from acquisitions completed in 2003.
(2)	Grande acquired Advantex on October 27, 2003, which had approximately 30,000 customers. Customers increased by 8,050 from December 31, 2003 to March 31, 2004, although the company completed a database clean-up on legacy information from acquisitions completed in 2003 that resulted in an upward adjustment in the customer count resulting in 1,900 additional previously uncounted customers in the quarter ending March 31, 2004.
(3)	If the 1,900 customer adjustment discussed in footnote (2) had occurred in December 2003 the average monthly revenue per connection would have been $85.50 for the quarter ended March 31, 2004.
(4)	Total connections include a decrease of approximately 1,500 connections in the Advantex market that occurred in the first quarter related to database clean-up.

Results of Operations

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

The following table sets forth financial data as a percentage of operating revenues for the six months ended June 30, 2003, and 2004.

	Six Months Ended June 30,
	2003	2004
Consolidated Financial Data:
Operating revenues:
Cable television	14%	24%
Telephone	12	30
Broadband Internet	5	11
Broadband transport services	3	6
Network services	66	29

Total operating revenues	100	100
Operating expenses:
Cost of revenues	48	37
Selling, general and administrative	42	53
Depreciation and amortization	30	31

Total operating expenses	120	121

Operating loss	(20)	(21)
Other income (expense):
Interest income	0	0
Interest expense	(1)	(7)
Gain/loss on disposal of assets	0	0
Loss on extinguishment of debt	0	(2)

Total other income (expense)	(1)	(9)

Net loss	(21)%	(30)%

Operating Revenues. Our operating revenues for the six months ended June 30, 2003 and 2004 were $91.3 million and $87.5 million respectively, a decrease of $3.8 million, or 4%. This decrease is a result of the loss of the MCI agreement, partially offset by growth in broadband transport services and bundled services from the acquisition of Advantex and other sources. Operating revenues for our cable television services for the six months ended June 30, 2003 and 2004 were $12.4 million and $20.8 million, respectively, an increase of $8.4 million, or 68%. Operating revenues for our telephone services for the six months ended June 30, 2003 and 2004 were $10.6 million and $26.7 million, respectively, an increase of $16.1 million, or 152%. Operating revenues for our broadband Internet services for the six months ended June 30, 2003 and 2004 were $4.2 million and $9.2 million, respectively, an increase of $5.0 million, or 119%. The increased revenues for cable television, telephone and broadband Internet are primarily due to growth in the number of connections, from 127,834 as of June 30, 2003 to 230,638 as of June 30, 2004 and to a much lesser extent from rate increases. The additional connections resulted primarily from the continued construction of our broadband networks and continued penetration growth of marketable homes in our markets and from our acquisitions of TXU assets and Advantex. Our acquisition of TXU assets was completed in March 2003 and added approximately 5,000 connections. Our acquisition of Advantex was completed in October 2003 and added approximately 58,000 connections.

Operating revenues for our broadband transport services for the six months ended June 30, 2003 and 2004 were $2.9 million and $5.4 million, respectively, due to our acquisition of C3 Communications in March 2003 and new customer growth. The increase in operating revenues from cable television, telephone, broadband Internet and broadband transport services was partially offset by a decline in the revenues from network services, which were $61.2 million and $25.4 million, respectively, a decrease of $35.8 million, or 58%. This decrease is due to a loss of revenue generated from our agreement with MCI, which terminated in the fourth quarter of 2003. Included in revenue for the six months ended June 30, 2004 is $2.5 million related to the settlement of the MCI agreement. We do not expect to receive any further revenue from MCI under that agreement. See “—Expected Changes in Revenues” and “—Critical Accounting Policies and Estimates—Revenue Recognition.”

Cost of Revenues. Our cost of revenues for the six months ended June 30, 2003 and 2004 were $43.8 million and $32.5 million, respectively, a decrease of $11.3 million, or 26%. The decrease in our cost of revenues is primarily due to the decline in revenues from network services, offset by the growth of costs related to increased connections in our bundled services offerings. Cost of revenues decreased as a percentage of revenues from 48% in the six months ended June 30, 2003 to 37% in the six months ended June 30, 2004, reflecting the increasing percentage of our total revenues derived from our bundled service offerings. Cost of revenues associated with our cable television, telephone and broadband Internet services generally are significantly lower as a percentage of revenues than those associated with network services.

Our gross margin for the six months ended June 30, 2004 for our bundled cable television, telephone and broadband internet services was 73%, compared with 67% for the six months ended June 30, 2003. The increase is due primarily to a change in the mix of connections, as we added more telephone and broadband internet service connections versus cable television connections. Both telephone and broadband internet service products carry a somewhat higher gross margin than the cable television product because of the programming costs associated with cable television. For broadband transport services, our gross margin for the six months ended June 30, 2004 was 80%, compared with 79% for the six months ended June 30, 2003. This change is due to increased usage of excess capacity on the fixed cost portions of our network, which is partially offset by an increase in lower margin third-party construction projects in 2004. For network services, our gross margin for the six months ended June 30, 2004 was 37%, compared with 44% for the six months ended June 30, 2003. In the fourth quarter of 2003 our contract with MCI was terminated. The resulting loss of traffic left us with excess capacity on the network as well as changing the mix of services provided, both of which decreased network services gross margin. Without the effect of the MCI settlement revenue our gross margin in 2004 was 30%.

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

Selling, General and Administrative Expense. Our selling, general and administrative expense for the six months ended June 30, 2003 and 2004 was $38.4 million and $46.8 million, respectively, an increase of $8.4 million, or 22%. The increase is primarily due to the expenses associated with the increase in the number of employees as a result of the acquisition of Advantex in October 2003. Selling, general and administrative expense increased as a percentage of revenues to 53% primarily as a result of the Advantex acquisition. We expect our selling, general and administrative expense to increase as a result of the growth of our business and customer base and our acquisition of Advantex.

Depreciation and Amortization Expense. Our depreciation and amortization expense for the six months ended June 30, 2003 and 2004 was $27.3 million and $26.4 million, respectively, an decrease of $0.9 million, or 3%. The decrease is principally due to certain telephone switch software becoming fully depreciated as of July 2003, offset by increased depreciation due to the expansion of our constructed network. We expect depreciation and amortization expense to continue to increase as we make additional capital expenditures to construct and expand our networks in our existing markets.

Interest Expense. For the six months ended June 30, 2003 and 2004, our interest expense, which includes interest incurred net of capitalized interest, was $0.9 million and $5.8 million, respectively. Our interest expense increased as a result of borrowings in 2003 under the then existing senior credit facility as well as interest accrued related to the senior secured notes issued in March of 2004. For the six months ended June 30, 2003 and 2004, we had capitalized interest of $1.2 million and $1.3 million, respectively.

Write-Off Due to Repayment of Credit Facility. During the six months ended June 30, 2004, we completed a private placement of our senior notes. Concurrent with this offering we repaid $64.8 million to extinguish our senior credit facility. We wrote off debt issuance costs of approximately $2.1 million associated with this repayment.

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

The following table sets forth financial data as a percentage of operating revenues for the quarter ended June 30, 2003, and 2004.

	Three Months Ended June 30,
	2003	2004
Consolidated Financial Data:
Operating revenues:
Cable television	14%	23%
Telephone	12	30
Broadband Internet	5	11
Broadband transport services	4	5
Network services	65	31

Total operating revenues	100	100
Operating expenses:
Cost of revenues	49	35
Selling, general and administrative	41	53
Depreciation and amortization	32	30

Total operating expenses	122	118

Operating loss	(22)	(18)
Other income (expense):
Interest income	0	1
Interest expense	(1)	(10)
Gain/loss on disposal of assets	0	0
Loss on extinguishment of debt	0	0

Total income (expense)	(1)	(9)

Net loss	(23)%	(27)%

Operating Revenues. Our operating revenues for the quarter ended June 30, 2003 and 2004 were $47.9 million and $45.8 million respectively, a decrease of $2.1 million, or 4%. This decrease is a result of the loss of the MCI agreement, partially offset by growth in bundled services, broadband transport, and non-MCI network services as well as the acquisition of Advantex. Operating revenues for our cable television services for the quarter ended June 30, 2003 and 2004 were $6.5 million and $10.7 million, respectively, an increase of $4.2 million, or 65%. Operating revenues for our telephone services for the quarter ended June 30, 2003 and 2004 were $5.9 million and $13.6 million, respectively, an increase of $7.7 million, or 131%. Operating revenues for our broadband Internet services for the quarter ended June 30, 2003 and 2004 were $2.2 million and $4.8 million, respectively, an increase of $2.6 million, or 118%. The increased revenues for cable television, telephone and broadband Internet are primarily due to growth in the number of connections, from 127,834 as of June 30, 2003 to 230,638 as of June 30, 2004 and to a much lesser extent from rate increases. The additional connections resulted primarily from the continued construction of our broadband networks and continued penetration growth of marketable homes in our markets and from our acquisitions of TXU assets and Advantex. Our acquisition of TXU assets was completed in March 2003 and added approximately 5,000 connections. Our acquisition of Advantex was completed in October 2003 and added approximately 58,000 connections.

Operating revenues for our broadband transport services for the quarter ended June 30, 2003 and 2004 were $2.0 million and $2.4 million, respectively. The increase in operating revenues from cable television, telephone, broadband Internet and broadband transport services was partially offset by a decline in the revenues from network services, which were $31.3 million and $14.3 million, respectively, a decrease of $17.0 million, or 54%. This decrease is due to a loss of revenue generated from our agreement with MCI, which terminated in the fourth quarter of 2003. Included in revenue for the quarter ended June 30, 2004 is $2.5 million related to the settlement of the MCI agreement. We do not expect to receive any further revenue from MCI under that agreement. See “—Expected Changes in Revenues” and “—Critical Accounting Policies and Estimates—Revenue Recognition.”

Cost of Revenues. Our cost of revenues for the quarter ended June 30, 2003 and 2004 were $23.3 million and $16.1 million, respectively, a decrease of $7.2 million, or 31%. The decrease in our cost of revenues is primarily due to the decline in revenues from network services, offset by the growth of costs related to increased connections in our bundled services offerings. Cost of revenues decreased as a percentage of revenues from 49% in the quarter ended June 30, 2003 to 35% in the quarter ended June 30, 2004, reflecting the increasing percentage of our total revenues derived from our bundled service offerings. Cost of revenues associated with our cable television, telephone and broadband Internet services generally are significantly lower as a percentage of revenues than those associated with network services.

Our gross margin for the quarter ended June 30, 2004 for our bundled cable television, telephone and broadband internet services was 73%, compared with 67% for the quarter ended June 30, 2003. The increase is due primarily to a change in the mix of connections, as we added more telephone and broadband internet service connections versus cable television connections. Both telephone and broadband internet service products carry a somewhat higher gross margin than the cable television product because of the programming costs associated with cable television. For broadband transport services, our gross margin for the quarter ended June 30, 2004 was 86%, compared with 78% for the quarter ended June 30, 2003. This increase is due to increased usage of excess capacity on the fixed cost portions of our network, as well as less lower margin third-party construction projects in the second quarter of 2004. For network services, our gross margin for the quarter ended June 30, 2004 was 46%, compared with 42% for the quarter ended June 30, 2003. In the fourth quarter of 2003 our contract with MCI was terminated. The resulting loss of traffic left us with excess capacity on the network as well as changing the mix of services provided, both of which decreased network services gross margin. This negative effect was partially offset by the $2.5 million of revenue from the settlement with MCI, which had minimal direct costs associated with it.

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

Selling, General and Administrative Expense. Our selling, general and administrative expense for the quarter ended June 30, 2003 and 2004 was $19.7 million and $24.2 million, respectively, an increase of $4.5 million, or 23%. The increase is primarily due to the expenses associated with the increase in the number of employees as a result of the acquisition of Advantex in October 2003. Selling, general and administrative expense increased as a percentage of revenues to 53% primarily as a result of the Advantex acquisition. We expect our selling, general and administrative expense to increase as a result of the growth of our business and customer base and our acquisition of Advantex.

Depreciation and Amortization Expense. Our depreciation and amortization expense for the quarter ended June 30, 2003 and 2004 was $15.2 million and $13.7 million, respectively, an decrease of $1.5 million, or 10%. The decrease is principally due to certain telephone switch software becoming fully depreciated as of July 2003, offset by increased depreciation due to the expansion of our constructed network. We expect depreciation and amortization expense to continue to increase as we make additional capital expenditures to construct and expand our networks in our existing markets.

Interest Expense. For the quarter ended June 30, 2003 and 2004, our interest expense, which includes interest incurred net of capitalized interest, was $0.6 million and $4.5 million, respectively. Our interest expense increased as a result of borrowings in 2003 under the then existing senior credit facility as well as interest accrued related to the senior secured notes issued in March of 2004. For the quarter ended June 30, 2003 and 2004, we had capitalized interest of $0.6 million and $0.9 million, respectively.

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

Because we have funded the build-out of our networks by raising and expending large amounts of capital, our results of operations reflect significant charges for depreciation, amortization, interest expense, and special charges. EBITDA, which excludes this information, provides helpful information about the operating performance of our business, apart from the expenses associated with our physical plant or capital structure. We try to make each area of our business generate positive EBITDA, and when we have choices about the market or area in which to best deploy our resources we generally direct our resources towards the network construction that is expected to generate the most EBITDA. EBITDA is frequently used as a basis comparing businesses in our industry, although our measure of EBITDA may not be comparable to similarly titled measures of other companies. EBITDA does not purport to represent operating loss or cash flow from operating activities, as those terms are defined under generally accepted accounting principles, and should not be considered as an alternative to those measurements as an indicator of our performance. In the first quarter of 2004, we wrote off debt issuance costs of approximately $2.1 million associated with the repayment of our senior credit facility following the completion of our senior notes offering. We believe this expense is analogous to amortization and interest expense, and therefore we believe it is more useful to show EBITDA net of this one-time amount because we believe it is a better measure of our operating performance and is more comparable to prior periods. However, because of the nature of the charge, we are referring to our EBITDA in 2004 net of the charge as “Adjusted EBITDA.”

EBITDA/Adjusted EBITDA was $5.1 million and $5.8 million for the quarters ended June 30, 2003 and 2004, respectively. The increase is primarily due to increasing revenues from the addition of new customers, added both through acquisitions and the build-out of our networks over such periods, as well as the revenue received from MCI related to the settlement, offset by the decline in MCI revenues due to the loss of the MCI contract.

EBITDA/Adjusted EBITDA was $9.4 million and $8.6 million for the six month periods ended June 30, 2003 and 2004, respectively. The decrease is primarily due to the decline in MCI revenues due to the loss of the MCI contract, offset by increasing revenues from the addition of new customers, added both through acquisitions and the build-out of our networks over such periods.

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

The reconciliation of EBITDA/Adjusted EBITDA to net income is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2004	2003	2004
	(Dollars in thousands)		(Dollars in thousands)
Net loss as reported	$(10,835)	$(12,391)	$(19,121)	$(25,821)
Add back non-EBITDA/Adjusted EBITDA items included in net loss:
Interest income	(18)	(286)	(59)	(351)
Interest expense	565	4,549	921	5,826
Taxes	195	195	390	392
Depreciation and amortization	15,210	13,710	27,305	26,425

EBITDA	5,117	5,777	9,436	6,471
Loss on extinguishment of debt	0	0	0	2,145

Adjusted EBITDA	$5,117	$5,777	$9,436	$8,616

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

On March 23, 2004, we issued $136.0 million principal amount at maturity of senior secured notes with fixed interest payable at a rate of 14% per annum. We refer to these notes as the outstanding notes. Interest on the senior notes is payable semi-annually each April 1 and October 1 beginning October 1, 2004. We used a portion of the net proceeds from the sale of the senior notes to repay all amounts outstanding under our then-existing senior credit facility. The senior credit facility was terminated upon repayment and we are not able to borrow any further amounts thereunder. In connection with the payment and termination of the senior credit facility, we recorded $2.1 million of debt extinguishment expenses, including accelerated amortization of debt issuance costs and other expenses of $1.5 million.

We conducted the offering of the senior notes in order to accelerate the build-out of our networks and to improve our liquidity position. Accelerating the build-out is expected to result in increased revenues and EBITDA/Adjusted EBITDA over the near term. We have the ability to accelerate or postpone construction of extensions to our networks depending upon future cash availability, subject only to the need to eventually complete the build-out of our networks in accordance with the requirements of our franchise agreements.

At June 30, 2004, we had total cash and cash equivalents of $81.1 million and we had $141.7 million of long-term debt outstanding.

Provided that we meet the revenue, expense and cash flow projections in our current business plan, we expect that with existing cash on hand and cash flow from operations, we will be fully funded to build-out our networks to pass all 1.4 million franchised marketable homes and small businesses in our existing markets over the next several years. Our business plan is based on estimates regarding expected future costs and expected revenues. Our costs may exceed or our revenues may fall short of our estimates, our estimates may change, and future developments may affect our estimates. Any of these factors may increase our need for funds to complete construction in our markets, which would require us to seek additional financing.

We may seek additional financing to undertake initiatives not contemplated by our business plan or obtain additional cushion against possible shortfalls. We also may pursue additional financing as opportunities arise. Future financings may include a range of different sizes or types of financing, including the sale of additional debt or equity securities. However, we may not be able to raise additional funds on favorable terms or at all. Our ability to obtain additional financing depends on several factors, including future market conditions; our success or lack of success in penetrating our markets; our future creditworthiness; and restrictions contained in agreements with our investors or lenders, including the restrictions contained in the indenture governing the senior notes. These financings could increase our level of indebtedness or result in dilution to our equity holders.

Cash Flows from Operating Activities

Our net cash provided by operating activities for the six months ended June 30, 2003 and 2004 was $8.1 million and $2.8 million, respectively. Overall, the decrease in cash flow is primarily due to the loss of the MCI contract as well as the cash used to satisfy the related working capital liabilities associated with providing service under that contract.

Cash Flows from Investing Activities

Our net cash used in investing activities for the six months ended June 30, 2003 and 2004 was $29.7 million and $25.5 million, respectively. These net cash outflows are primarily due to the build-out of our network in both 2003 and 2004 as well as the acquisitions of assets from TXU and C3 Communications in March 2003.

Cash Flows from Financing Activities

Our net cash provided by financing activities for the six months ended June 30, 2003 and 2004 was $21.0 million and $61.5 million, respectively. Cash flows from financing activities in the six months ended June 30, 2003 consisted primarily of borrowings on our senior credit facility. We paid the outstanding amount of $64.8 million on our senior credit facility with the proceeds of our 14% Senior Secured Notes offering in March of 2004. We received proceeds of $130.2 million, less $6.1 million of related issuance costs as of June 30, 2004.

Capital Expenditures

We spent approximately $21.1 million in capital expenditures during the six-month period ended June 30, 2003 versus approximately $25.0 million for the six month period ended June 30, 2004. This amount relates to network construction, installation costs, the purchase of customer premise equipment, such as cable set-top boxes and cable modems, and corporate and network equipment, such as switching and transport equipment, and billing and information systems. As discussed above, we expect that assuming we meet the revenue, expense and cash flow projections in our current business plan, we will be able to fund all capital expenditures needed to build-out our networks to pass all 1.4 million marketable homes and small businesses in our existing markets over the next several years. If we decide to build broadband networks in additional cities or desire to further accelerate the build-out of our networks, we could require additional funding to operate and for the capital expenditures necessary to finance the construction of our networks and purchase of customer premise equipment.

We expect to spend a total of approximately $48 million in capital expenditures in 2004. We expect to spend approximately half of this amount for network construction and asset purchases, and the remainder principally for installation costs, the purchase of customer premise equipment and corporate and network equipment, including capitalized labor costs. We have completed substantially all of the design, planning and engineering work for our anticipated network construction in 2004, and much of this work for network construction in 2005. We expect that with this amount of expected capital expenditures for network construction, that our build-out of our networks in 2004 will pass approximately 36,000 additional marketable homes. We believe we are capable of supporting network construction at this rate of spending based on the fact that we have done equal or greater amounts of construction in prior years. The actual costs may vary significantly from this range and will depend on the number of miles of network to be constructed, the geographic and demographic characteristics of the city and neighborhood, population density, whether the homes passed are multiple dwelling units, costs associated with the cable franchise in that market, the number of customers in each city, the cost of customer premise equipment we pay for or finance, utility requirements and other factors.

Contractual Obligations and Commercial Commitments

We are obligated to make payments under a variety of contracts and other commercial arrangements, including the following:

Capital Leases. We lease office and facilities space under leasing arrangements. We also have certain immaterial capital leases for office equipment.

Operating Leases. We lease office space, vehicles and other assets for varying periods. Leases that expire are generally expected to be renewed or replaced by other leases.

Maintenance Agreements. We have numerous agreements for the maintenance of leased fiber optic capacity.

Purchase Agreement. In October 2001, in connection with our previous senior credit facility, we entered into a purchase agreement with Marconi Communications, Inc., predecessor-in-interest to Advanced Fibre Corporation. Based upon the delay in delivering a particular product under the agreement, the purchase agreement was amended in August of 2004, waiving the 2004 minimum purchase obligation.

The following table represents our contractual obligations as of June 30, 2004 on an as adjusted basis, which gives effect to the completion of this offering and the repayment of our existing senior credit facility:

	Payments Due by Period
Contractual Obligations	2004	2005	2006	2007	2008	2009 & Beyond	Total
	(In thousands)
Capital lease obligations	$793	$1,586	$1,558	$1,520	$1,520	$22,291	$29,268
Operating lease obligations	2,460	4,340	3,878	3,414	2,944	16,613	33,649
Maintenance obligations	892	1,189	1,189	1,189	1,189	15,225	20,873
Purchase obligations(1)	N/A	5,650	10,475	11,600	8,350	0	36,075

Total	$4,145	$12,765	$17,100	$17,723	$14,003	$54,129	$119,865

(1)	Refer to Exhibit 10.1.

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

We recorded revenues for the last quarter of 2003 of $5.5 million and $2.5 million in the second quarter of 2004 to reflect proceeds from our settlement with MCI concerning contract minimum requirements under a take or pay arrangement.

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

Judgment is required to determine the extent to which indirect costs, or overhead, are incurred as a result of specific capital activities, and therefore should be capitalized. We allocate overhead based upon the portion of indirect costs that contribute to capitalizable activities using an overhead rate applied to the amount of direct labor capitalized based upon our analysis of the nature of costs incurred in support of capitalizable activities. The primary costs that are included in the determination of overhead rates are (i) employee benefits and payroll taxes associated with capitalized direct labor, (ii) direct variable costs associated with capitalizable activities, consisting primarily of installation and construction vehicle costs, (iii) the cost of support personnel, such as personnel who directly assist with capitalizable installation activities, and (iv) indirect costs directly attributable to capitalizable activities. For the six months ended June 30, 2003 and 2004, $4.7 million and $5.0 million of labor and overhead costs were capitalized, respectively.

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

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer, who is our principal executive officer, and our Chief Financial Officer, who is our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2004. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to Grande, including its consolidated subsidiaries, required to be included in this report and the other reports that we file or submit under the Securities Exchange Act of 1934.

During the second fiscal quarter, there have been no changes in our internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

As a telecommunications company, we are a party to regulatory proceedings in the ordinary course of our business at both the state and federal levels. For example, we along with many other telecommunications companies in Texas are currently a party to a proceeding before the Public Utility Commission of Texas, or PUCT, relating to the terms of SBC Communications’ standard interconnection agreement and an anticipated successor to this interconnection agreement. The regulatory proceeding concerning the terms of SBC Communication’s standard interconnection agreement and anticipated successor thereto is ongoing and is not expected to conclude until either late this year or early next year. We cannot anticipate the outcome of this regulatory proceeding at this time but do not believe that the outcome will, individually, or in the aggregate, with any other regulatory proceedings, have a material adverse effect on our business, financial condition or results of operations.

Item 2. Changes in Securities and Use of Proceeds

On May 18, 2004, we filed a Registration Statement on Form S-1 with the Securities and Exchange Commission to register warrants (and the underlying common stock) that were issued as part of the Company’s offering of 136,000 units each consisting of a warrant and a senior secured note. The units offering was completed on March 23, 2004. Also on May 18, 2004, we filed a Registration Statement on Form S-4 with the Securities and Exchange Commission for an exchange offer of registered senior notes for the unregistered senior notes issued as part of the units offering. The Registration Statement on Form S-1 was declared effective July 27, 2004 and the Registration Statement on Form S-4 was declared effective June 14, 2004. The exchange offer of registered senior notes for unregistered senior notes was completed on July 21, 2004. We received no proceeds from the registration of the warrants or for the issuance of the registered senior notes in the exchange offer.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders of Grande during the quarter ending June 30, 2004.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Grande files herewith the following exhibits:

Exhibit No.	Description
3.1*	Restated Certificate of Incorporation of Grande Communications Holdings, Inc.

3.2*	By-Laws of Grande Communications Holdings, Inc.

4.1*	Indenture, dated as of March 23, 2004, by and among Grande Communications Holdings, Inc., the Guarantors named therein and U.S. Bank National Association.

4.2*	Registration Rights Agreement, dated as of March 23, 2004, by and among Grande Communications Holdings, Inc., the Guarantors named therein, Bear, Stearns & Co. Inc. and Deutsche Bank Securities Inc.

4.3*	Form of 14% Senior Secured Note due 2011.

4.4*	Pledge and Security Agreement, dated March 23, 2004, by and among Grande Communications Holdings, Inc., Grande Communications Networks, Inc., Grande Communications ClearSource, Inc., Grande Communications, Inc., Grande Communications Houston, Inc., Denton Telecom Holdings I, L.L.C., Denton Telecom Investors I, L.L.C, Denton Telecom Partners I, L.P., and U.S. Bank National Association.

10.1	System Purchase Agreement by and between Grande Communications, Inc. and Marconi Communications, Inc., dated October 29, 2001, as amended.

10.2*	Grande Communications Holdings, Inc. 2000 Stock Option Plan

10.3*	Employment Agreement, dated February 2, 2004 by and between Grande Communications Holdings, Inc. and William E. Morrow.

10.4*	Fourth Amended and Restated Investor Rights Agreement, dated October 27, 2003 by and among Grande Communications Holdings, Inc., Current Investors, Founders and New Investors.

10.5*	Lease Agreement between Grande Communications Networks, Inc. and GRC (TX) Limited Partnership, dated August 7, 2003.

31.1	Certification pursuant to Section 302 of the Sabanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.1	Written Statement of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

*	Incorporated by reference to Grande’s Registration Statement on Form S-1 filed with the SEC on May 18, 2004.

(b) Reports on Form 8-K

The Registrant did not file any reports on Form 8-K during the quarter ending June 30, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Grande Communications Holdings, Inc. (Registrant)

Date: August 13, 2004	By:	/s/ Michael L. Wilfley
Michael L. Wilfley Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)