Form 10-Q
period 2004-09-30
Grande Communications Holdings, Inc.
filed 2004-11-05
CIK 1290729

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at September 30, 2004
Common Stock, $.001 par value	12,904,871

Grande Communications Holdings, Inc.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

GRANDE COMMUNICATIONS HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31, 2003	September 30, 2004
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$42,246	$75,353
Accounts receivable, net	16,825	19,929
Prepaid expenses and other current assets	5,967	2,983

Total current assets	65,038	98,265
Property and equipment, net	298,197	301,940
Goodwill	134,983	135,612
Other intangible assets, net	10,463	6,828
Other assets	8,010	13,580

Total assets	$516,691	$556,225

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$14,947	$11,651
Accrued expenses	15,794	26,682
Note payable	63	0
Deferred revenue	4,263	5,166
Current portion of capital lease obligations	429	625

Total current liabilities	35,496	44,124
Deferred revenue	4,443	5,029
Capital lease obligations, net of current portion	12,723	14,076
Long term debt	61,859	128,004
Commitments and contingencies
Stockholders’ equity:
Series A preferred stock, $0.001 par value per share; 232,617,839 shares authorized, issued and outstanding; liquidation preference of $232,618	233	233
Series B preferred stock, $0.001 par value per share; 20,833,333 shares authorized, issued and outstanding; liquidation preference of $25,000	21	21
Series C preferred stock, $0.001 par value per share; 30,000,000 shares authorized, 17,005,191 shares issued and outstanding; liquidation preference of $20,406	17	17
Series D preferred stock, $0.001 par value per share; 115,384,615 shares authorized, 114,698,442 shares issued and outstanding; liquidation preference of $149,108	115	115
Series E preferred stock, $0.001 par value per share; 8,000,000 shares authorized, 7,999,099 shares issued and outstanding; liquidation preference of $19,998	8	8
Series F preferred stock, $0.001 par value per share; 12,307,692 shares authorized, 11,758,278 shares issued and outstanding; liquidation preference of $15,286	12	12
Series G preferred stock, $0.001 par value per share; 34,615,384 shares authorized, 34,615,330 shares issued and outstanding; liquidation preference of $135,000	35	35
Common stock, $0.001 par value per share; 786,835,883 shares authorized, 12,309,087 and 12,904,871 shares issued and outstanding, at December 31, 2003 and September 30, 2004, respectively	12	13
Additional paid-in capital	505,497	508,297
Treasury stock, at cost	(5)	(5)
Accumulated deficit	(103,775)	(143,754)

Total stockholders’ equity	402,170	364,992

Total liabilities and stockholders’ equity	$516,691	$556,225

The accompanying notes are an integral part of these condensed consolidated balance sheets.

GRANDE COMMUNICATIONS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004
Operating revenues	$47,589	$45,104	$138,865	$132,606
Operating expenses:
Direct costs	22,240	16,703	66,068	49,233
Selling, general and administrative	20,859	23,587	59,261	70,367
Depreciation and amortization	11,678	14,720	38,983	41,145

Total operating expenses	54,777	55,010	164,312	160,745

Operating loss	(7,188)	(9,906)	(25,447)	(28,139)
Other income (expense):
Interest income	36	207	95	558
Interest expense	(904)	(4,475)	(1,826)	(10,301)
Gain on disposal of assets	12	16	13	48
Loss on extinguishment of debt	0	0	0	(2,145)

Total other income (expense)	(856)	(4,252)	(1,718)	(11,840)

Net loss attributable to common shareholders	$(8,044)	$(14,158)	$(27,165)	$(39,979)

Basic and diluted net loss per share attributable to common shareholders	$(0.69)	$(1.14)	$(2.32)	$(3.27)
Basic and diluted weighted average number of common shares outstanding	11,706	12,386	11,692	12,226

The accompanying notes are an integral part of these condensed consolidated statements.

GRANDE COMMUNICATIONS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Nine Months Ended September 30,
	2003	2004
Cash flows from operating activities:
Net loss	$(27,165)	$(39,979)
Adjustment to reconcile net loss to net cash provided by operating activities:
Depreciation	36,701	37,138
Amortization of intangible assets	2,282	4,007
Amortization of deferred financing costs	342	531
Provision for bad debts	1,719	3,683
Accretion of debt discount	120	431
Non-qualified option expense	18	19
Gain on sale of assets	(13)	(48)
Extinguishment of debt	0	2,145
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable, net	(2,441)	(7,128)
Prepaid expenses and other current assets	228	1,361
Accounts payable	5,500	(3,259)
Accrued expenses	3,816	10,220
Deferred revenue	289	1,523

Net cash provided by operating activities	21,396	10,644

Cash flows from investing activities:
Purchases of property, plant and equipment	(36,698)	(38,535)
Purchase of C3, net of cash acquired	(7,271)	0
Purchase of TXU	(950)	0
Purchase price adjustments	10	222
Proceeds on sale of fixed assets	16	0
Purchase of franchise rights and other	(755)	(372)

Net cash used in investing activities	(45,648)	(38,685)

Cash flows from financing activities:
Proceeds from sale-leaseback of buildings	11,906	0
Proceeds from borrowings and promissory notes	25,700	132,502
Payments of long-term debt	(3,033)	(65,217)
Deferred financing costs	(1,028)	(6,326)
Proceeds from issuance of common stock	17	183
Proceeds from issuance of preferred stock, net of related offering expenses	0	6

Net cash provided by financing activities	33,562	61,148

Net change in cash and cash equivalents	9,310	33,107
Cash and cash equivalents, beginning of period	19,658	42,246

Cash and cash equivalents, end of period	$28,968	$75,353

The accompanying notes are an integral part of these condensed consolidated statements.

GRANDE COMMUNICATIONS HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Organization & Nature of the Business

Grande Communications Holdings, Inc. and Subsidiaries (“the Company”) provides communications services to residential and commercial customers in various areas of Texas and portions of the United States. The Company delivers products such as cable television, local and long-distance telephone, high-speed data, wireless security, broadband transport services, and other telephony network services.

2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the rules and regulations of the SEC that permit reduced disclosure for interim periods. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for the fair presentation of the financial statements have been included, and the financial statements present fairly the financial position and results of operations for the interim periods presented. Operating results for the nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations contained in the Company’s financial statements for the year ended December 31, 2003 contained in the Company’s Form S-1 Registration Statement filed with the SEC on May 18, 2004.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the year ending December 31, 2004, or any other interim period.

On May 18, 2004, the Company filed a Form S-1 Registration Statement with the SEC to register the resale of the warrants and the underlying common stock originally issued in the Company’s 136,000 units offering described below. Additionally, on May 18, 2004, the Company filed a Form S-4 Registration Statement with the SEC to register the exchange offer relating to the 14% senior secured notes. The Form S-1 Registration Statement was declared effective July 27, 2004 and the Form S-4 Registration Statement was declared effective June 14, 2004.

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

If the Company had accounted for these plans in accordance with SFAS 123, the Company’s net loss for the nine months ended September 30, 2003 and 2004, would have increased as follows:

	Nine Months Ended September 30,
	(in thousands, except for per share data)
	2003	2004
Net loss, as reported	$(27,165)	$(39,979)
Total stock-based employee compensation expense determined under fair value based method for all awards	(648)	(565)

Pro forma net loss	$(27,813)	$(40,544)

Basic and diluted net loss per share, as reported	$(2.32)	$(3.27)
Basic and diluted net loss per share, pro forma	$(2.38)	$(3.32)
Basic and diluted weighted average number of common shares outstanding	11,692	$12,226

5. Contingencies

Both the FCC and the Department of Justice initiated investigations understood to involve billing practices by MCI and related issues involving companies that terminated or otherwise may have handled traffic on behalf of MCI, including those companies participating in MCI’s Least Cost Routing Program. We believe we were a substantial participant in the Least Cost Routing Program. The Department of Justice convened a grand jury in the Southern District of New York as part of its investigation. The grand jury issued document subpoenas to a number of companies in the telecommunications industry, including us. We cooperated with the Department of Justice and have produced responsive documents. The FCC issued letters of inquiry to us and other companies seeking documents and requesting information relating to the above described billing practices and the compliance by such companies, including us, with applicable laws and regulations. We responded to the letters of inquiry. The FCC may issue additional letters of inquiry in the future, to which we would intend to respond in the same manner. We cannot predict the outcome of these investigations or their duration. If these investigations result in current or prior billing practices being identified as violative of applicable laws or regulations, result in penalties being imposed upon us, result in further proceedings against specific companies, including ours, result in changes in the law or regulations that would have an industry-wide effect, or lead to litigation among parties involved in terminating or otherwise routing traffic, the impact could have a material adverse effect on our business and financial condition.

As a telecommunications company, we are a party to regulatory proceedings in the ordinary course of our business at both the state and federal levels. These include proceedings before both the FCC and the PUCT that will potentially impact such issues as inter-carrier compensation. For example, we along with many other telecommunications companies in Texas are currently a party to a proceeding before the Public Utility Commission of Texas, or PUCT, relating to the terms of SBC Communications’ standard interconnection agreement and an anticipated successor to this interconnection agreement. The regulatory proceeding concerning the terms of SBC Communication’s standard interconnection agreement and anticipated successor thereto is ongoing and is not expected to conclude until either late this year or early next year. We cannot anticipate the outcome of this regulatory proceeding at this time but do not believe that the outcome will, individually, or in the aggregate, with any other regulatory proceedings, have a material adverse effect on our business, financial condition or results of operations.

6. Settlement

In April 2004 MCI emerged from bankruptcy proceedings. The Company recorded $2.5 million of revenue in final settlement of our unsecured claim in the second quarter of 2004. Additionally, the Company recorded approximately $0.4 million in legal expenses related to the settlement of this claim.

7. Subsequent Events

In October 2004 we paid $9.9 million of interest due in conjunction with our senior notes.

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

Overview

We provide communities in Texas with a bundled package of cable television, telephone and broadband Internet and other services. We operate fully integrated advanced broadband networks in six markets that passed approximately 297,697 out of approximately 1.4 million marketable homes and small businesses as of September 30, 2004. We have achieved 40% customer penetration of the marketable homes and small businesses that our networks pass. We expect that with existing cash on hand and our anticipated cash flow from operations, we will be fully funded to build-out our networks to pass all 1.4 million marketable homes and small businesses.

In July 2000, when our network construction was still in a very early stage, we acquired an established telephone and data network that served as the platform for our provision of residential services and that still provides network services revenues. This acquisition provided a significant portion of our revenues and became the foundation of our business while we moved forward with the construction of our broadband networks, although revenues from the acquired assets and our other network services has declined as a percentage of total revenues in each year since that time. Since 2001, as our network construction proceeded and the number of bundled services customers has grown, we have derived an increasing percentage of our revenues from our retail cable television, telephone and broadband Internet and other services and we expect this trend to continue. We expect that our retail cable television, telephone and broadband Internet and other services will represent a majority of our total revenues in 2004.

Since inception, we have been funded primarily with private equity investments. Between February 2000 and October 2003, we completed a series of private placements of our preferred stock, raising aggregate gross proceeds of $338.2 million from the sale of our capital stock. The net proceeds from these private placements have been used to fund our network buildout, operations, and our acquisitions, which are described below under the heading “Acquisitions.” As a result of equity investments and mergers where stock was used as consideration, we now have $508 million of total invested equity capital and a base of over 20 institutional private equity investors. We have incurred net losses for the past three years and expect to continue to incur net losses for the next several years. However, we did achieve positive EBITDA in 2002 and 2003 and positive Adjusted EBITDA in the nine months ended September 30, 2004. See “EBITDA/Adjusted EBITDA” below for a discussion of this non-GAAP measure of our operating performance as well as our use of Adjusted EBITDA in 2004.

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

Recent Developments

Over the last two quarters, we have begun providing a wireless security solution to our residential customers, which we refer to as Grande Security Solutions. We now offer this service as part of our bundle to residential and small business customers in all of our markets in Texas. We design and install wireless security systems and offer 24/7 monitoring. We have obtained the requisite licenses from the Texas Commission on Private Security necessary to provide these services. We report results of our wireless security services as part of our bundled services under the heading “broadband Internet and other”.

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

Marketable Homes Passed, Penetration, Customers, Connections and Market Level Cash Flow

We report marketable homes passed as the number of residential and business units, such as single residence homes, apartments and condominium units, passed by our networks other than those we believe are covered by exclusive arrangements with other providers of competing services. As of September 30, 2004, our networks passed 297,697 marketable homes and we had 120,243 residential and small business customers.

Because we deliver multiple services to our customers, we report our total number of connections for telephone, cable television and broadband Internet and other services in addition to our total number of customers. We count each telephone, cable television and broadband Internet and other service purchase as a separate connection. For example, a single customer who purchases cable television, telephone and broadband Internet service would count as three connections. Similarly, a single customer who purchases our broadband Internet service and our wireless security service would count as two connections. We do not record the purchase of long distance telephone service by a local telephone customer or digital cable services by an analog cable customer as additional connections. However, we do record each purchase of an additional telephone line by a local telephone customer as an additional connection. As of September 30, 2004, we had approximately 241,536 connections. We compute penetration of our markets both with respect to the number of customers and the number of connections as a percentage of marketable homes passed. Since each customer could receive one or more connections for each of our three principal services, the connections percentage may exceed 100%. As of September 30, 2004, our customer penetration was 40%, and our penetration with respect to connections was 81%.

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

Operating Revenues

We derive our operating revenues primarily from monthly charges for the provision of cable television, telephone and broadband Internet and other services to residential and small business customers and provision of network services and broadband transport services to medium and large enterprises and communications carriers. These services are a single business provided over a unified network. However, since our different products and services generally involve different types of charges and in some cases different methods of recording revenues, we have presented some information on our revenues from each major product line.

Bundled services revenues—cable television, telephone, broadband Internet and other. We typically provide cable television, telephone and broadband Internet and other services on a bundled basis for fixed monthly fees billed in advance, with the amount of the monthly fee varying significantly depending upon the particular bundle of services provided. We also charge usage-based fees for additional services, such as pay-per-view movies that involve a charge for each viewing and long-distance services that involve charges by the number of minutes of use. We generally bill for these usage-based services monthly in arrears. We generate revenues from one-time charges for the installation of premises equipment. Most of our bundled offerings include fees for equipment rental, although in some instance we sell modems to customers. We sell all wireless security premise equipment to new customers at installation. We also charge monthly or one-time fees for additional services, including advertising. We collect from our cable customers and include in our gross revenues the fees payable to cable franchise authorities, which are usually 5% of our revenues from cable subscriptions. We began offering security services as part of our bundle in June 2004. This revenue is now included in broadband Internet and other.

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

Expected Changes in Revenues

MCI Contract. From July 2000 to October 2003, a significant portion of our revenues was generated under a network services contract pursuant to which we provided carrier services to MCI. This contract generated approximately $66.7 million, $73.3 million and $65.0 million, or 70%, 50% and 36%, of our consolidated revenues for the years ended December 31, 2001, 2002 and 2003, respectively. The agreement with MCI was terminated in the fourth quarter of 2003 as part of MCI’s bankruptcy proceedings. MCI emerged from bankruptcy proceedings in April of 2004. We received a settlement from MCI during these proceedings as a result of minimum purchase requirements under this agreement. We recorded approximately $2.5 million of revenue in the second quarter of 2004. We do not expect to receive any further revenue from MCI under this agreement

Costs and Expenses

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

We are able to specifically identify the costs related to cable television and security, so no allocation is needed for these products. We allocate each cost that relates to only one of our retail telephone, broadband Internet, broadband transport and network services products entirely to that product. For example, private line costs relate entirely to our broadband transport product and are allocated to it. Other costs, such as interconnect costs, generally are allocated among the various benefited products based upon the use of minutes or bandwidth or other appropriate metrics. These allocation formulas are reviewed for appropriateness every six months. Our method of allocating network and related costs among products may not be comparable to approaches of other companies. Use of a different method of allocation could change the cost of revenues and margin associated with each product. Our overall cost of revenues and gross margin is not affected by this allocation method.

Our cost of revenues include the following:

•	Cable costs. Programming costs historically have been the largest cost of providing our cable television services and we expect this trend to continue. We have entered into contracts with the National Cable Television Cooperative and other programming providers to provide programming to be aired on our networks. We pay a monthly fee for these programming services, generally based on the average number of subscribers to the program, although some fees are adjusted based on the total number of subscribers to the system or the system penetration percentage. Since programming cost is partially based on numbers of subscribers, it will increase as we add more subscribers. It will also increase to the extent costs per channel increase over time, and may change depending upon the mix of channels we offer in each market from time to time. Our cable costs also include the fees payable to cable franchise authorities, which are usually 5% of our revenues from cable subscriptions.

•	Telephone costs. Our cost of revenues associated with delivering telephone services to residential and small business customers consist primarily of transport costs, which are comprised mostly of amounts needed for the operation, monitoring and maintenance of our networks, and also include access and other fees that we pay to other carriers to carry calls outside of our networks. Transport costs for these types of customers are largely fixed so long as we do not need to procure additional equipment or lease additional capacity, but increase when new facilities need to be obtained. The access fees are generally usage based and therefore variable.

•	Broadband Internet and other costs. Our cost of revenues associated with delivering broadband Internet and other services to residential and small business customers consist primarily of transport costs and fees associated with peering arrangements we have with other carriers. Transport costs and peering fees for this service are largely fixed so long as we do not need to procure additional equipment or lease additional capacity, but increase when new facilities for connecting to the Internet need to be obtained. Our security related costs are primarily related to system monitoring with a third party provider and the costs associated with selling security premise equipment to customers.

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

Operating Data

	Quarter Ended
	September 30, 2003	December 31, 2003	March 31, 2004	June 30, 2004	September 30, 2004
Operating Data:
Marketable homes passed (1)	212,983	277,399	280,959	288,258	297,697
Customers (2)	69,085	102,740	110,790	115,275	120,243
Customer penetration	32.4%	37.0%	39.4%	40.0%	40.4%
Average monthly revenue per customer (3)	$78.41	$84.60	$87.14	$85.75	$85.32
Number of connections
Cable television	53,970	71,855	75,255	78,244	81,642
Telephone	58,795	97,288	101,347	104,954	108,418
Broadband Internet and other	27,732	38,450	43,142	47,440	51,476

Total connections (4)	140,497	207,593	219,744	230,638	241,536
Connection penetration
Cable television	25.3%	25.9%	26.8%	27.1%	27.4%
Telephone	27.6%	35.1%	36.1%	36.4%	36.4%
Broadband Internet and other	13.0%	13.9%	15.4%	16.5%	17.3%

Total connection penetration	66.0%	74.8%	78.2%	80.0%	81.1%
Average monthly revenue per connection
Cable television	$45.16	$44.20	$46.03	$46.59	$46.00
Telephone	36.41	41.66	44.12	43.86	43.84
Broadband Internet and other	33.30	37.49	35.94	35.49	34.40

(1)	Marketable homes passed increased by 3,560 from December 31, 2003 to March 31, 2004, although the company constructed 5,914 new marketable homes in the same period. The 2,354 difference arose from a first quarter 2004 database clean-up on legacy information from acquisitions completed in 2003.

(2)	Grande acquired Advantex on October 27, 2003, which had approximately 30,000 customers. Customers increased by 8,050 from December 31, 2003 to March 31, 2004, although the company completed a database clean-up on legacy information from acquisitions completed in 2003 that resulted in an upward adjustment in the customer count resulting in 1,900 additional previously uncounted customers in the quarter ending March 31, 2004.
(3)	If the 1,900 customer adjustment discussed in footnote (2) had occurred in December 2003 the average monthly revenue per connection would have been $85.50 for the quarter ended March 31, 2004.
(4)	Total connections include a decrease of approximately 1,500 connections in the Advantex market that occurred in the first quarter related to database clean-up.

Results of Operations

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

The following table sets forth financial data as a percentage of operating revenues for the nine months ended September 30, 2003 and 2004.

	Nine Months Ended September 30,
	2003	2004
Consolidated Financial Data:
Operating revenues:
Cable television	14%	24%
Telephone	12	31
Broadband Internet and other	5	11
Broadband transport services	4	6
Network services	65	28

Total operating revenues	100	100
Operating expenses:
Cost of revenues	48	37
Selling, general and administrative	43	53
Depreciation and amortization	28	31

Total operating expenses	119	121

Operating loss	(19)	(21)
Other income (expense):
Interest income	0	0
Interest expense	(1)	(8)
Gain/loss on disposal of assets	0	0
Loss on extinguishment of debt	0	(2)

Total other income (expense)	(1)	(10)

Net loss	(20)%	(31)%

Operating Revenues. Our operating revenues for the nine months ended September 30, 2003 and 2004 were $138.9 million and $132.6 million respectively, a decrease of $6.3 million, or 5%. This decrease is a result of the loss of the MCI agreement, partially offset by growth in bundled services, broadband transport, and non-MCI network services as well as the acquisition of Advantex. Operating revenues for our cable television services for the nine months ended September 30, 2003 and 2004 were $19.4 million and $31.9 million, respectively, an increase of $12.5 million, or 64%. Operating revenues for our telephone services for the nine months ended September 30, 2003 and 2004 were $16.7 million and $40.7 million, respectively, an increase of $24.0 million, or 144%. Operating revenues for our broadband Internet and other services for the nine months ended September 30, 2003 and 2004 were $6.8 million and $14.3 million, respectively, an increase of $7.5 million, or 110%. The increased revenues for cable television, telephone and broadband Internet and other are primarily due to growth in the number of connections, from 140,497 as of September 30, 2003 to 241,536 as of September 30, 2004 and to a much lesser extent from rate increases. The additional connections and revenues resulted primarily from the continued construction of our broadband networks and continued penetration growth of marketable homes in our markets and from our acquisitions of TXU assets and Advantex. Our acquisition of TXU assets was completed in March 2003 and added approximately 5,000 connections. Our acquisition of Advantex was completed in October 2003 and added approximately 58,000 connections.

Operating revenues for our broadband transport services for the nine months ended September 30, 2003 and 2004 were $5.2 million and $7.9 million, respectively, due to our acquisition of C3 Communications in March 2003 and new customer growth. The increase in operating revenues from cable television, telephone, broadband Internet and other and broadband transport services was partially offset by a decline in the revenues from network services, which were $90.8 million and $37.8 million, respectively, a decrease of $53.0 million, or 58%. This decrease is due to a loss of revenue generated from our agreement with MCI, which terminated in the fourth quarter of 2003. Included in revenue for the nine months ended September 30, 2004 is $2.5 million related to the second quarter settlement of the MCI agreement. We do not expect to receive any further revenue from MCI under that agreement. See “—Expected Changes in Revenues” and “—Critical Accounting Policies and Estimates—Revenue Recognition.”

Cost of Revenues. Our cost of revenues for the nine months ended September 30, 2003 and 2004 were $66.1 million and $49.2 million, respectively, a decrease of $16.9 million, or 26%. The decrease in our cost of revenues is primarily due to the decline in revenues from network services, offset by the growth of costs related to increased connections in our bundled services offerings. Cost of revenues decreased as a percentage of revenues from 48% in the nine months ended September 30, 2003 to 37% in the nine months ended September 30, 2004, reflecting the increasing percentage of our total revenues derived from our bundled service offerings. Cost of revenues associated with our cable television, telephone, broadband Internet and other services generally are significantly lower as a percentage of revenues than those associated with network services.

Our gross margin for the nine months ended September 30, 2004 for our bundled cable television, telephone and broadband Internet and other services was 73%, compared with 67% for the nine months ended September 30, 2003. The increase is due primarily to a change in the mix of connections, as we added more telephone and broadband Internet and other service connections versus cable television connections. Both telephone and broadband Internet and other service products carry a somewhat higher gross margin than the cable television product because of the programming costs associated with cable television. For broadband transport services, our gross margin for the nine months ended September 30, 2004 was 83%, compared with 78% for the nine months ended September 30, 2003. This increase is due to increased usage of excess capacity on the fixed cost portions of our network, which is partially offset by an increase in lower margin third-party construction projects in 2004. For network services, our gross margin for the nine months ended September 30, 2004 was 36%, compared with 44% for the nine months ended September 30, 2003. In the fourth quarter of 2003 our contract with MCI was terminated. The resulting loss of traffic left us with excess capacity on the network as well as changing the mix of services provided, both of which decreased network services gross margin. Without the effect of the MCI settlement, revenue network services gross margin for the nine months ended September 30, 2004 was 31%.

We expect that our overall gross margin will rise as the percentage of revenues derived from our cable television, telephone, broadband Internet and other services and our broadband transport services, which are higher-margin services, increases in accordance with our business plan. Our margins are determined based on an allocation of cost of revenues among our products. Our method of allocating costs and therefore, of computing margin, may not be comparable to approaches of other companies. Use of a different method of allocation could change the margin associated with each product, although the overall gross margin would not be affected.

Selling, General and Administrative Expense. Our selling, general and administrative expense for the nine months ended September 30, 2003 and 2004 was $59.3 million and $70.4 million, respectively, an increase of $11.1 million, or 19%. The increase is primarily due to the expenses associated with the increase in the number of employees as a result of the acquisition of Advantex in October 2003. Selling, general and administrative expense increased as a percentage of revenues to 53% primarily as a result of the Advantex acquisition. We expect our selling, general and administrative expense to increase as a result of the growth of our business and customer base, and decrease over time as a percentage of revenue.

Depreciation and Amortization Expense. Our depreciation and amortization expense for the nine months ended September 30, 2003 and 2004 was $39.0 million and $41.1 million, respectively, an increase of $2.1 million, or 5%. The increase is principally due to increased depreciation due to the expansion of our constructed and acquired network. We expect depreciation and amortization expense to continue to increase as we make additional capital expenditures to construct and expand our networks in our existing markets.

Interest Expense. For the nine months ended September 30, 2003 and 2004, our interest expense, which includes interest incurred net of capitalized interest, was $1.8 million and $10.3 million, respectively. Our interest expense increased as a result of borrowings in 2003 under the then existing senior credit facility, as well as interest accrued related to the senior secured notes issued in March of 2004. For the nine months ended September 30, 2003 and 2004, we had capitalized interest of $1.8 million and $2.3 million, respectively.

Write-Off Due to Repayment of Credit Facility. During the nine months ended September 30, 2004, we completed a private placement of our senior notes. Concurrent with this offering we repaid $64.8 million to extinguish our senior credit facility. We wrote off debt issuance costs of approximately $2.1 million associated with this repayment.

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

The following table sets forth financial data as a percentage of operating revenues for the quarters ended September 30, 2003, and 2004.

	Three Months Ended September 30,
	2003	2004
Consolidated Financial Data:
Operating revenues:
Cable television	15%	24%
Telephone	13	31
Broadband Internet and other	5	11
Broadband transport services	5	6
Network services	62	28

Total operating revenues	100	100
Operating expenses:
Cost of revenues	47	37
Selling, general and administrative	44	52
Depreciation and amortization	25	33

Total operating expenses	116	122

Operating loss	(16)	(22)
Other income (expense):
Interest income	0	0
Interest expense	(2)	(10)
Gain/loss on disposal of assets	0	0
Loss on extinguishment of debt	0	0

Total income (expense)	(2)	(10)

Net loss	(18)%	(32)%

Operating Revenues. Our operating revenues for the quarter ended September 30, 2003 and 2004 were $47.6 million and $45.1 million, respectively, a decrease of $2.5 million, or 5%. This decrease is a result of the loss of the MCI agreement, partially offset by growth in bundled services, broadband transport, and non-MCI network services as well as the acquisition of Advantex. Operating revenues for our cable television services for the quarter ended September 30, 2003 and 2004 were $7.0 million and $11.0 million, respectively, an increase of $4.0 million, or 57%. Operating revenues for our telephone services for the quarter ended September 30, 2003 and 2004 were $6.2 million and $14.0 million, respectively, an increase of $7.8 million, or 126%. Operating revenues for our broadband Internet and other services for the quarter ended September 30, 2003 and 2004 were $2.5 million and $5.1 million, respectively, an increase of $2.6 million, or 104%. The increased revenues for cable television, telephone and broadband Internet and other are primarily due to growth in the number of connections, from 140,497 as of September 30, 2003 to 241,536 as of September 30, 2004 and to a much lesser extent from rate increases. The additional connections and revenues resulted primarily from the continued construction of our broadband networks and continued penetration growth of marketable homes in our markets and our acquisition of Advantex, which was completed in October 2003 and added approximately 58,000 connections.

Operating revenues for our broadband transport services for the quarter ended September 30, 2003 and 2004 were $2.3 million and $2.6 million, respectively. The increase in operating revenues from cable television, telephone, broadband Internet and other and broadband transport services was partially offset by a decline in the revenues from network services, which were $29.6 million and $12.4 million, respectively, a decrease of $17.2 million, or 58%. This decrease is due to a loss of revenue generated from our agreement with MCI, which terminated in the fourth quarter of 2003. We do not expect to receive any further revenue from MCI under that agreement. See “—Expected Changes in Revenues” and “—Critical Accounting Policies and Estimates—Revenue Recognition.”

Cost of Revenues. Our cost of revenues for the quarter ended September 30, 2003 and 2004 were $22.2 million and $16.7 million, respectively, a decrease of $5.5 million, or 25%. The decrease in our cost of revenues is primarily due to the decline in revenues from network services, offset by the growth of costs related to increased connections in our bundled services offerings. Cost of revenues decreased as a percentage of revenues from 47% in the quarter ended September 30, 2003 to 37% in the quarter ended September 30, 2004, reflecting the increasing percentage of our total revenues derived from our bundled service offerings. Cost of revenues associated with our cable television, telephone and broadband Internet and other services generally are significantly lower as a percentage of revenues than those associated with network services.

Our gross margin for the quarter ended September 30, 2004 for our bundled cable television, telephone and broadband Internet and other services was 73%, compared with 67% for the quarter ended September 30, 2003. The increase is due primarily to a change in the mix of connections, as we added more telephone and broadband Internet and other service connections versus cable television connections. Both telephone and broadband Internet and other service products carry a somewhat higher gross margin than the cable television product because of the programming costs associated with cable television. For broadband transport services, our gross margin for the quarter ended September 30, 2004 was 89%, compared with 77% for the quarter ended September 30, 2003. This increase is due to increased usage of excess capacity on the fixed cost portions of our network. For network services, our gross margin for the quarter ended September 30, 2004 was 34%, compared with 44% for the quarter ended September 30, 2003. In the fourth quarter of 2003 our contract with MCI was terminated. The resulting loss of traffic left us with excess capacity on the network as well as changing the mix of services provided, both of which decreased network services gross margin.

We expect that our overall gross margin will rise as the percentage of revenues derived from our cable television, telephone and broadband Internet and other services and our broadband transport services, which are higher-margin services, increases in accordance with our business plan. Our margins are determined based on an allocation of cost of revenues among our products. Our method of allocating costs and therefore, of computing margin, may not be comparable to approaches of other companies. Use of a different method of allocation could change the margin associated with each product, although the overall gross margin would not be affected.

Selling, General and Administrative Expense. Our selling, general and administrative expense for the quarter ended September 30, 2003 and 2004 was $20.9 million and $23.6 million, respectively, an increase of $2.7 million, or 13%. The increase is primarily due to the expenses associated with the increase in the number of employees as a result of the acquisition of Advantex in October 2003. Selling, general and administrative expense increased as a percentage of revenues to 52% primarily as a result of the Advantex acquisition. We expect our selling, general and administrative expense to increase as a result of the growth of our business and customer base, and decrease over time as a percentage of revenue.

Depreciation and Amortization Expense. Our depreciation and amortization expense for the quarter ended September 30, 2003 and 2004 was $11.7 million and $14.7 million, respectively, an increase of $3.0 million, or 26%. The increase is principally due to increased depreciation due to the expansion of our constructed network. We expect depreciation and amortization expense to continue to increase as we make additional capital expenditures to construct and expand our networks in our existing markets.

Interest Expense. For the quarter ended September 30, 2003 and 2004, our interest expense, which includes interest incurred net of capitalized interest, was $0.9 million and $4.5 million, respectively. Our interest expense increased as a result of borrowings in 2003 under the then existing senior credit facility as well as interest accrued related to the senior secured notes issued in March of 2004. For the quarter ended September 30, 2003 and 2004, we had capitalized interest of $0.6 million and $1.0 million, respectively.

EBITDA/Adjusted EBITDA

We measure our operating performance on net income (loss) before interest income, interest expense, taxes, depreciation and amortization, referred to as “EBITDA.” EBITDA is not a measure of financial performance under generally accepted accounting principles. We believe EBITDA is often a useful measure of a company’s operating performance and is a significant basis used by our management to measure the operating performance of our business.

Because we have funded the build-out of our networks by raising and expending large amounts of capital, our results of operations reflect significant charges for depreciation, amortization, and interest expense, EBITDA, which excludes this information, provides helpful information about the operating performance of our business, apart from the expenses associated with our physical plant or capital structure. We try to make each area of our business generate positive EBITDA, and when we have choices about the market or area in which to best deploy our resources we generally direct our resources towards the network construction that is expected to generate the most EBITDA. EBITDA is frequently used as a basis comparing businesses in our industry, although our measure of EBITDA may not be comparable to similarly titled measures of other companies. EBITDA does not purport to represent operating loss or cash flow from operating activities, as those terms are defined under generally accepted accounting principles, and should not be considered as an alternative to those measurements as an indicator of our performance. In the first quarter of 2004, we wrote off debt issuance costs of approximately $2.1 million associated with the repayment of our senior credit facility following the completion of our senior notes offering. We believe this expense is analogous to amortization and interest expense, and therefore we believe it is more useful to show EBITDA net of this one-time amount because we believe it is a better measure of our operating performance and is more comparable to prior periods. However, because of the nature of the charge, we are referring to our EBITDA in 2004 net of the charge as “Adjusted EBITDA.”

Adjusted EBITDA was $4.7 million and $5.0 million for the quarters ended September 30, 2003 and 2004, respectively. The increase is primarily due to the addition of new customers, added both through acquisitions and the build-out of our networks over such periods, offset by the decline in MCI revenues due to the loss of the MCI contract.

Adjusted EBITDA was $14.1 million and $13.6 million for the nine month periods ended September 30, 2003 and 2004, respectively. The decrease is primarily due to the decline in MCI revenues due to the loss of the MCI contract, offset by the addition of new customers, added both through acquisitions and the build-out of our networks over such periods.

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

The reconciliation of EBITDA/Adjusted EBITDA to net income is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004
	(Dollars in thousands)		(Dollars in thousands)
Net loss as reported	$(8,044)	$(14,158)	$(27,165)	$(39,979)
Add back non-EBITDA/Adjusted EBITDA items included in net loss:
Interest income	(36)	(207)	(95)	(558)
Interest expense	904	4,475	1,826	10,301
Taxes	195	195	585	587
Depreciation and amortization	11,678	14,720	38,983	41,145

EBITDA	4,697	5,025	14,134	11,496
Loss on extinguishment of debt	0	0	0	2,145

Adjusted EBITDA	$4,697	$5,025	$14,134	$13,641

Liquidity and Capital Resources

Sources and Uses of Funds

Since inception, we have raised an aggregate of $338 million in equity funding from institutional private equity investors and others to pursue our business plan. As a result of such stock issuances and the ClearSource merger, we have a total of $508 million of total invested equity capital. Funds raised have been used to construct our networks, to make acquisitions, to launch services in our existing six markets and for working capital and operating expenses.

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

At September 30, 2004, we had total cash and cash equivalents of $75.4 million and we had $142.1 million of long-term debt outstanding.

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

Cash Flows from Operating Activities

Our net cash provided by operating activities for the nine months ended September 30, 2003 and 2004 was $21.4 million and $10.6 million, respectively. Overall, the decrease in cash flow is primarily due to the loss of the MCI contract as well as the cash used to satisfy the related working capital liabilities associated with providing service under that contract. On September 30, 2004, we had a $9.9 million balance in accrued liabilities related to our senior notes, which was subsequently paid on October 1, 2004.

Cash Flows from Investing Activities

Our net cash used in investing activities for the nine months ended September 30, 2003 and 2004 was $45.6 million and $38.7 million, respectively. These net cash outflows are primarily due to the build-out of our network in both 2003 and 2004 as well as the acquisitions of assets from TXU and C3 Communications in March 2003.

Cash Flows from Financing Activities

Our net cash provided by financing activities for the nine months ended September 30, 2003 and 2004 was $33.6 million and $61.1 million, respectively. Cash flows from financing activities in the nine months ended September 30, 2003 consisted primarily of borrowings on our senior credit facility. We paid the outstanding amount of $64.8 million on our senior credit facility with the proceeds of our 14% Senior Secured Notes offering in March of 2004. We received proceeds of $130.2 million, less $6.3 million of related issuance costs as of September 30, 2004.

Capital Expenditures

We spent approximately $36.7 million in capital expenditures, including capitalized interest, during the nine-month period ended September 30, 2003 versus approximately $38.5 million for the nine month period ended September 30, 2004. This amount relates to network construction, installation costs, the purchase of customer premise equipment, such as cable set-top boxes and cable modems, and corporate and network equipment, such as switching and transport equipment, and billing and information systems. As discussed above, we expect that assuming we meet the revenue, expense and cash flow projections in our current business plan, we will be able to fund all capital expenditures needed to build-out our networks to pass all 1.4 million marketable homes and small businesses in our existing markets over the next several years. If we decide to build broadband networks in additional cities or desire to further accelerate the build-out of our networks, we could require additional funding to operate and for the capital expenditures necessary to finance the construction of our networks and purchase of customer premise equipment.

The indenture governing our outstanding notes prohibits us from exceeding $50.0 million of capital expenditures, defined to exclude capitalized interest and the capital lease on our headquarters, in 2004. We expect to spend approximately $49.0 million in capital expenditures in 2004, as such term is defined in our indenture. We expect to spend a total of approximately $52.3 million in capital expenditures in 2004, including capitalized interest. We expect to spend approximately half of this amount for network construction and asset purchases, and the remainder principally for installation costs, the purchase of customer premise equipment and corporate and network equipment, including capitalized labor costs. We have completed substantially all of the design, planning and engineering work for our anticipated network construction in 2004 and much of this work for network construction in 2005. We expect that with this amount of expected capital expenditures for network construction, that our build-out of our networks in 2004 will pass approximately 36,000 additional marketable homes. We believe we are capable of supporting network construction at this rate of spending based on the fact that we have done equal or greater amounts of construction in prior years. The actual costs may vary significantly from this range and will depend on the number of miles of network to be constructed, the geographic and demographic characteristics of the city and neighborhood, population density, whether the homes passed are multiple dwelling units, costs associated with the cable franchise in that market, the number of customers in each city, the cost of customer premise equipment we pay for or finance, utility requirements and other factors.

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

Purchase Agreement. In October 2001, in connection with our previous senior credit facility, we entered into a purchase agreement with Marconi Communications, Inc., predecessor-in-interest to Advanced Fibre Corporation. Based upon the delay in delivering a particular product under the agreement, the purchase agreement was amended in August of 2004, waiving the 2004 minimum purchase obligation and extended the agreement by one year.

The following table represents our contractual obligations as of September 30, 2004 on an as adjusted basis, which gives effect to the completion of this offering and the repayment of our existing senior credit facility:

	Payments Due by Period
Contractual Obligations	2004	2005	2006	2007	2008	2009 & Beyond	Total
	(In thousands)
Capital lease obligations	$439	$1,758	$1,730	$1,577	$1,520	$22,291	$29,315
Operating lease obligations	1,155	4,642	4,106	3,525	2,941	16,720	33,089
Maintenance obligations	297	1,189	1,189	1,189	1,189	15,163	20,216
Purchase obligations(1)	N/A	5,650	10,475	11,600	8,350	0	36,075

Total	$1,891	$13,239	$17,500	$17,891	$14,000	$54,174	$118,695

(1)	Refer to Exhibit 10.1.

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

Judgment is required to determine the extent to which indirect costs, or overhead, are incurred as a result of specific capital activities, and therefore should be capitalized. We allocate overhead based upon the portion of indirect costs that contribute to capitalizable activities using an overhead rate applied to the amount of direct labor capitalized based upon our analysis of the nature of costs incurred in support of capitalizable activities. The primary costs that are included in the determination of overhead rates are (i) employee benefits and payroll taxes associated with capitalized direct labor, (ii) direct variable costs associated with capitalizable activities, consisting primarily of installation and construction vehicle costs, (iii) the cost of support personnel, such as personnel who directly assist with capitalizable installation activities, and (iv) indirect costs directly attributable to capitalizable activities. For the nine months ended September 30, 2003 and 2004, $7.1 million and $7.5 million of labor and overhead costs were capitalized, respectively.

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

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer, who is our principal executive officer, and our Chief Financial Officer, who is our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2004. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to Grande, including its consolidated subsidiaries, required to be included in this report and the other reports that we file or submit under the Securities Exchange Act of 1934.

During the third fiscal quarter, there have been no changes in our internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

Legal Proceedings

Both the FCC and the Department of Justice initiated investigations understood to involve billing practices by MCI and related issues involving companies that terminated or otherwise may have handled traffic on behalf of MCI, including those companies participating in MCI’s Least Cost Routing Program. We believe we were a substantial participant in the Least Cost Routing Program. The Department of Justice convened a grand jury in the Southern District of New York as part of its investigation. The grand jury issued document subpoenas to a number of companies in the telecommunications industry, including us. We cooperated with the Department of Justice and have produced responsive documents. The FCC issued letters of inquiry to us and other companies seeking documents and requesting information relating to the above described billing practices and the compliance by such companies, including us, with applicable laws and regulations. We responded to the letters of inquiry. The FCC may issue additional letters of inquiry in the future, to which we would intend to respond in the same manner. We cannot predict the outcome of these investigations or their duration. If these investigations result in current or prior billing practices being identified as violative of applicable laws or regulations, result in penalties being imposed upon us, result in further proceedings against specific companies, including ours, result in changes in the law or regulations that would have an industry-wide effect, or lead to litigation among parties involved in terminating or otherwise routing traffic, the impact could have a material adverse effect on our business and financial condition.

As a telecommunications company, we are a party to regulatory proceedings in the ordinary course of our business at both the state and federal levels. These include proceedings before both the FCC and the PUCT that will potentially impact such issues as inter-carrier compensation. For example, we along with many other telecommunications companies in Texas are currently a party to a proceeding before the Public Utility Commission of Texas, or PUCT, relating to the terms of SBC Communications’ standard interconnection agreement and an anticipated successor to this interconnection agreement. The regulatory proceeding concerning the terms of SBC Communication’s standard interconnection agreement and anticipated successor thereto is ongoing and is not expected to conclude until either late this year or early next year. We cannot anticipate the outcome of this regulatory proceeding at this time but do not believe that the outcome will, individually, or in the aggregate, with any other regulatory proceedings, have a material adverse effect on our business, financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders of Grande during the quarter ending September 30, 2004.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Grande files herewith the following exhibits:

Exhibit No.	Description
3.1*	Restated Certificate of Incorporation of Grande Communications Holdings, Inc.

3.2*	By-Laws of Grande Communications Holdings, Inc.

3.3	Amendment # 1 to By-Laws of Grande Communications Holding, Inc.

4.1*	Indenture, dated as of March 23, 2004, by and among Grande Communications Holdings, Inc., the Guarantors named therein and U.S. Bank National Association.

4.2*	Registration Rights Agreement, dated as of March 23, 2004, by and among Grande Communications Holdings, Inc., the Guarantors named therein, Bear, Stearns & Co. Inc. and Deutsche Bank Securities Inc.

4.3*	Form of 14% Senior Secured Note due 2011.

4.4*	Pledge and Security Agreement, dated March 23, 2004, by and among Grande Communications Holdings, Inc., Grande Communications Networks, Inc., Grande Communications ClearSource, Inc., Grande Communications, Inc., Grande Communications Houston, Inc., Denton Telecom Holdings I, L.L.C., Denton Telecom Investors I, L.L.C, Denton Telecom Partners I, L.P., and U.S. Bank National Association.

10.1**	System Purchase Agreement by and between Grande Communications, Inc. and Marconi Communications, Inc., dated October 29, 2001, as amended.

10.2*	Grande Communications Holdings, Inc. 2000 Stock Option Plan

10.3*	Employment Agreement, dated February 2, 2004 by and between Grande Communications Holdings, Inc. and William E. Morrow.

10.4*	Fourth Amended and Restated Investor Rights Agreement, dated October 27, 2003 by and among Grande Communications Holdings, Inc., Current Investors, Founders and New Investors.

10.5*	Lease Agreement between Grande Communications Networks, Inc. and GRC (TX) Limited Partnership, dated August 7, 2003.

31.1	Certification pursuant to Section 302 of the Sabanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.1	Written Statement of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

*	Incorporated by reference to Grande’s Registration Statement on Form S-1 filed with the SEC on May 18, 2004.
**	Incorporated by reference to Grande’s Quarterly Report on Form 10-Q filed with the SEC on August 13, 2004.

(b) Reports on Form 8-K

On August 12, 2004, Grande filed a Form 8-K reporting under Items 7 & 12 a press release announcing operating results for the second quarter of 2004.

On September 23, 2004, Grande filed a Form 8-K reporting under Item 8.01 a press release announcing the delivery of its Company presentation at the Jefferies Second Annual Communications and Media Conference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Grande Communications Holdings, Inc. (Registrant)

Date: November 5, 2004	By:	/s/ Michael L. Wilfley
Michael L. Wilfley Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)