Form 10-K
period 2004-12-31
Grande Communications Holdings, Inc.
filed 2005-03-30
CIK 1290729

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended 12/31/2004

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File No. [        ]

Grande Communications Holdings, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	74-3005133
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

401 Carlson Circle, San Marcos, TX	78666
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (512) 878-4000

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates is not applicable as no public market exists for the voting stock of the registrant.

The number of shares of the registrant’s Common Stock outstanding as of December 31, 2004 was 12,920,366.

GRANDE COMMUNICATIONS HOLDINGS, INC.

ANNUAL REPORT ON FORM 10-K

YEAR ENDED DECEMBER 31, 2004

FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K and the information incorporated by reference herein contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. When used in this Report, the words “expects,” “anticipates” and “estimates” and similar expressions are intended to identify forward-looking statements. Such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those we expect or anticipate. These risks and uncertainties include those discussed below and those discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We undertake no obligation to publicly update or correct these forward-looking statements to reflect events or circumstances that occur after the date this Report is filed with the Securities and Exchange Commission.

PART I

For convenience in this annual report, “Grande,” “we,” “us,” and “the Company” refer to Grande Communications Holdings, Inc. and our consolidated subsidiaries, taken as a whole.

ITEM 1.	BUSINESS

Overview

We provide communities in Texas with a bundled package of cable television, telephone and broadband Internet and other services. We operate fully integrated advanced broadband networks in six markets, in eight cities, that pass approximately 308,913 out of approximately 1.4 million marketable homes and small businesses as of December 31, 2004. We had 126,736 residential, small business and enterprise customers as of December 31, 2004. We expect that with existing cash and investments on hand of $61.2 million as of December 31, 2004, and our anticipated cash flow from operations, we will be fully funded to build-out our networks to pass all 1.4 million marketable homes and small businesses. Operating revenues for 2004 were $179.0 million compared to $181.5 million in 2003. We had solid growth in our core business throughout 2004, almost replacing $65.0 million of the lost MCI revenues from 2003.

In July 2000, when our network construction was still in a very early stage, we acquired an established telephone and data network that served as the platform for our provision of residential telephone and broadband Internet services and that still provides network services revenues. This acquisition initially provided a significant portion of our revenues and became the foundation of our business while we moved forward with the construction of our broadband networks. Since 2001, as our network construction proceeded and the number of bundled services customers has grown, we have derived an increasing percentage of our revenues from our retail cable television, telephone and broadband Internet and other services and we expect this trend to continue.

Since inception, we have been funded primarily with private equity investments. Between February 2000 and October 2003, we completed a series of private placements of our preferred stock, raising aggregate gross proceeds of $338.2 million from the sale of our capital stock. The net proceeds from these private placements have been used to fund our network buildout, operations, and our acquisitions, which are described below under the heading “Acquisitions.” As a result of equity investments and mergers where stock was used as consideration, we now have $508 million of total invested equity capital and a base of over 20 institutional private equity investors. We have incurred net losses for the past three years and expect to continue to incur net losses for the next few years. However, we did achieve positive EBITDA in 2002 and 2003 and positive Adjusted EBITDA in 2004. See “EBITDA/Adjusted EBITDA” below for a discussion of this non-GAAP measure of our operating performance as well as our use of Adjusted EBITDA in 2004.

On March 23, 2004, we raised net proceeds of $124.5 million in a private placement of 136,000 units each consisting of 14% senior secured notes due 2011 and a warrant to purchase 100.336 shares of our common stock.

We used a portion of the net proceeds from the offering to repay all amounts outstanding under our then-existing senior credit facility. That facility was terminated upon repayment and we are not able to borrow any further amounts thereunder.

WHERE YOU CAN FIND MORE INFORMATION

We file annual, quarterly and special reports, and other information with the SEC, in accordance with the Exchange Act. You may read and copy any document we file with the SEC at the following public reference room:

Public Reference Room

450 Fifth Street, N.W.

Room 1024

Washington, D.C. 20549

1-800-SEC-0330

Please call the SEC at 1-800-SEC-0330 for further information about the public reference room. Our reports and other information filed with the SEC are also available to the public over the Internet at the SEC’s World Wide Web site at http://www.sec.gov.

Grande Competitive Advantages

We believe we have been able to rapidly and cost effectively grow our customer base because of the following competitive advantages:

•	Flexible product offerings, attractively bundled and priced. We are able to deliver a wide range of products that allow our customers to select the services that meet their specific needs and preferences; from bundled product offerings that include 8.0 Mbps Internet access, over 300 channels of cable television and local and long distance calling with custom features, and wireless security services, to simple packages of basic cable television, local telephone and 384 Kbps Internet access. We also offer packages of cable television, multi-line calling plans and high-speed Internet offerings, including dedicated access and tiered bandwidth, for enterprise and commercial customers. We believe we can offer a competitively priced package for virtually any customer passed by our networks. Because of operating efficiencies that result from providing multiple services to one customer, we are able to provide our customers additional savings when they purchase products as part of a bundle of two or more services. We believe that our ability to provide a single consolidated bill for multiple services is an attractive feature for our customers.

•	Strong local brand and customer service. We have chosen to serve customers in six attractive and growing markets in Texas: Austin/San Marcos, San Antonio, suburban northwest Dallas, Waco, Corpus Christi and Midland/Odessa. In each of these markets, we have established a strong local presence that we believe has positioned Grande as the home-town company, despite the fact that we are not the incumbent service provider in any of our markets. Our customer service and technical representatives, as well as our sales representatives, installation technicians and other employees who interact with our customers, know our markets and products, and are part of our customer-focused culture. We operate four call centers located in our markets allowing us to offer customer care 24 hours a day, seven days a week in an efficient, cost-effective manner. We believe our home-town brand, combined with local customer service and support, enables us to appeal to residential, small businesses and enterprise customers in our markets, as well as to local universities, utilities, hospitals and other institutions.

•

Competitively superior networks. We provide our services over our newly constructed, fully integrated, high-speed, high capacity networks. We recently began bringing fiber optic cable all of the way to our customers’ homes on new network passings, known as fiber-to-the-home (“FTTH”) in Austin and will begin delivering FTTH in San Antonio during 2005. On all passings constructed prior to our launch of

FTTH, our networks deploy fiber optic cable to nodes that serve from 24 to 500 customers, depending on network configuration. Our networks utilize an 860 Mhz signal, which is easily upgradeable to 1Ghz. By comparison, our cable television competitors use networks with a maximum of 750 Mhz signals, which are not designed to be as easily upgraded. Our networks are designed to have sufficient capacity to meet the growing demand for high bandwidth cable television, telephone and Internet services while providing additional capacity to enable us to offer planned and future products. The architecture of our networks allows us to offer dedicated Internet products at high bandwidth rates that we believe are superior to the shared bandwidth Internet products offered by our competitors. We already offer high definition television, digital video recording, interactive gaming and wireless home security. Our networks are positioned to deliver on-demand cable television and other high bandwidth applications without requiring a significant additional capital investment.

The Grande Strategy

We seek to take advantage of our market position by executing the following operating strategy:

•	Pursue scalable growth. We have chosen to serve six Texas markets that we believe have significant growth potential. As of December 31, 2004, we passed 308,913 out of approximately 1.4 million marketable homes and small businesses in our existing markets. Since we have deployed or acquired substantial core infrastructure in each of our six markets, we will be able to increase the coverage of our existing networks by five times without the need to make the substantial capital expenditures typically required to enter a new market. In addition to capitalizing on our existing network investment, expanding our networks past additional homes in existing markets will enable us to take advantage of our local branding and marketing efforts and to minimize the loss of satisfied customers that move outside of our current network footprint.

•	Deploy capital in markets with demonstrated demand and operating metrics. We believe that each of our existing markets has demonstrated strong consumer demand and favorable operating metrics. As of December 31, 2004, we had 126,736 customers taking an average of two connections. In addition, several of our community franchise agreements have required us to initiate our network deployment in areas with below average income demographics. As a result, we expect that as we continue to build out our networks into more of the higher income areas in these markets, our connections per customer will be stronger in these areas, our customers will take more premium services, revenues per customer will continue to improve and churn should decrease.

•	Leverage our infrastructure by serving broader telecommunications market. In addition to our primary business of offering bundled cable television, telephone and broadband Internet and other services to residential, small business and enterprise customers, we also offer broadband transport services and network services to medium and large enterprises and communications carriers. These services are primarily provided using our existing infrastructure and personnel with minimal incremental operating costs and capital requirements. By leveraging our brand, communications infrastructure, volume and personnel that predominately support our core business and its products, we hope to gain efficiencies of scale offering telecommunications and data products into the wholesale markets. We expect to continue to have modest growth opportunities in the wholesale market.

Services

Bundled Services

We provide bundled cable television, telephone, broadband Internet and wireless security services to our residential, small business and enterprise customers. Each bundled package offers the convenience and cost-savings of having one bill and one company providing the services. We believe we were the first company in many of our markets to offer one-stop shopping for cable television, telephone and broadband Internet access to residential and small business customers. We price our products competitively in each of our target markets, typically offering our products on an individual basis at a discount to our competitors’ nearest comparable offering. When customers purchase our products as part of a bundle of two or more services, they benefit from additional savings. We offer a broad range of services and bundles designed to address the varying needs and interests of a city-wide demographic of existing and potential customers.

Cable Television

We offer basic cable, expanded cable and digital cable packages, as well as premium cable channels and digital music service. Our customers may choose from over 300 channels, including a wide range of television, music and movie channels. We offer additional features such as 30 premium movie channels, high definition television and digital video recording in the majority of our markets. Premium movie channels are offered individually or in packages of several channels as add-on services for an additional monthly fee. As of December 31, 2004, we provided cable television services to 83,098 connections. On average, during 2004, each of our cable television connections generated $45.63 in monthly revenues.

Our cable television offerings include:

Basic Cable. Our basic cable offering consists of over 80 analog channels, which generally consists of local broadcast television, local community and government access programming, and a number of satellite delivered or non-broadcast channels such as ESPN, CNN, Discovery Channel, Lifetime, TNT, A&E and Bravo.

Digital Cable. Our digital cable offering consists of our basic cable offering plus digital cable channels for a total of over 300 channels and includes an interactive electronic programming guide, 45 CD-quality channels of digital music, and an expanded menu of pay-per-view channels. In addition, we have tailored our digital cable programming to include a large number of Spanish language channels to appeal to the large Spanish-speaking population in our markets. We offer this target specific content in tiers.

Premium Movie Channels. These channels, which provide unedited, commercial-free movies, sports and other programming, include HBO, Cinemax, Showtime, The Movie Channel, Starz! and Encore, as well as others.

Pay-Per-View. These channels allow basic analog and digital customers to pay to view a single showing of a recently released movie or a one-time special event, as well as packages of sporting events, such as the NHL™ hockey package, ESPN FULL COURT™ college basketball, championship boxing and wrestling.

High-Definition Television, Digital Video Recording and Other New Services. We offer high-definition television and digital video recording as add-on offerings to our digital cable subscribers in the majority of our markets. High-definition television provides our digital cable customers with a higher resolution picture than standard cable television. Digital video recording allows a digital cable customer to record, pause, rewind and replay programs that the customer is currently watching or that was previously recorded by the customer through an interactive menu. Our networks are designed to have sufficient capacity to meet the growing demand for additional high-bandwidth cable products for the foreseeable future.

Telephone

Local Service. We offer full-featured local telephone service, including standard dial tone access, 911 access, operator services and directory assistance, all over a powered network affording greater reliability. In addition, we offer a wide range of custom call services, including call waiting, call forwarding, call return, caller blocker, anonymous call rejection, auto redial, speed dial, three-way calling, priority-call and voice mail, each of which may be activated or deactivated by a customer, usually by dialing a simple activation code. We believe that our local telephone rates are competitive with the rates charged by the incumbent providers. As of December 31, 2004, we provided service to 110,360 telephone connections. On average, during 2004, each of our telephone connections generated $42.38 in monthly revenues, including local and long distance service.

Long Distance. Because we own our own long-distance telephone networks and related equipment in Texas, we are able to offer a range of retail long distance telephone services on a cost-effective basis. Our long distance services include traditional switched and dedicated long distance, toll-free calling, international, calling card and operator services. We offer our customers an option of a flat rate for long distance calls all day, every day, with no minimum monthly usage fees, and several prepaid long distance plans by which the customer pays a monthly fee for a pre-determined number of long distance minutes and a flat rate for any additional minutes. We also offer flat rate direct-dial international calling with no additional fees, surcharges or minimum call times per call. Our customers also may purchase 800 number calling services and calling card services. We believe our long distance telephone services are competitively priced. We offer our retail customers, as part of their subscription to our services, “free Grande-to-Grande,” which means there are no long distance charges for calls between two of our phone subscribers in different markets.

Broadband Internet Access and Other

Broadband Internet Access. Through Grande.NET™, our broadband Internet service, we provide our Internet customers with a full suite of high speed broadband Internet products through our networks, with speeds ranging up to 8.0 Mbps download and 1 Mbps upload for residential customers. We offer multiple tiers of high-speed broadband access, including dedicated access and tiered bandwidth, with Ethernet speeds up to 100 Mbps, to enterprise customers. We also offer low-price dial-up Internet access, but most of our residential and small business customers take advantage of the wide bandwidth and high data speeds available on our broadband networks. Our Internet customers have a choice of services with different download and upload speeds for different monthly charges. Grande.NET™ Internet service provides unlimited dedicated access to the Internet without dialing in or logging on to a network and without a dedicated telephone line. Our higher speed service offers superior speeds to DSL and appeals to the more sophisticated broadband Internet user. We also provide to our customers a specific number of free e-mail accounts and personal Web space. Customers have the option to purchase or rent a cable modem from us or purchase it directly from a retailer. We expect businesses and sophisticated users will require faster Internet access and larger bandwidth in the future, and we intend to offer products that will meet that demand using our high capacity networks.

Security Solutions. Through our wireless security product, we install leading wireless security systems in private residences. We use a third party for 24x7 monitoring, and our trained technical staff is licensed by the Private Security Board under the Texas Department of Public Safety. We offer additional service enhancements such as remote control keyfobs, pet immune motion sensors, and panic pendants. The average wireless security customer enters into a two year service contract with us for the provision of security services. By offering this product, which typically is contractual and has a longer customer life than our existing products do, we believe it will aid in building brand loyalty for Grande and in the longer term, help reduce churn.

As of December 31, 2004, we had 56,184 broadband Internet and other service connections. On average, during 2004, each of our broadband Internet and other connections generated $34.50 in monthly revenues.

Broadband Transport Services

We offer access to our metro area and long-haul fiber networks and provide network related services to other local and long-distance telephone companies and Internet service providers, as well as large and medium sized enterprises that we pass with our networks. These services can include dark fiber leases and indefeasible rights of use, custom network construction or lateral builds and access to the networks at various wavelengths. We also provide private line services to enterprises, carriers and Internet service providers which allow the customer to connect multiple sites through dedicated point-to-point circuits which carry voice and data traffic at high-speeds. We currently provide access to our metro area and long-haul fiber networks in 16 cities in Texas, as well as Tulsa and Oklahoma City, Oklahoma, Little Rock, Arkansas and Shreveport, Louisiana. A metro area network is a high-speed data intra-city network, usually including a fiber optic ring, that links multiple locations within a city. Each of our metro area networks connects to most carrier points of presence, major incumbent local exchange carrier, or ILEC, and competitive local exchange carrier, or CLEC, central offices, hotels, central and suburban business centers, data centers and co-location facilities in these areas.

Network Services

We offer network services to medium and large enterprises and other communications service providers. All of these services are provided using primarily the same personnel and network infrastructure which we use to provide telephone and broadband Internet services to our retail customers. This allows us to leverage our existing resources and expertise to generate incremental revenues and cash flow. We believe that our ability to leverage our existing capabilities and network infrastructure has allowed us to support the early development of our core retail services while amortizing the cost of our networks over a larger revenue base. Since our networks pass these larger enterprises and carriers anyway, our goal has been to serve these customers and earn a return from every mile of network.

Our network services encompass a broad range of telephone and data services which primarily include:

Switched Carrier Services. These services consist of our regional transmission services to carriers and other telecommunications companies. This primarily involves our selling access to and transporting minutes for long-distance telephone companies for intrastate, interstate and international long-distance traffic terminations.

Data Services. We provide services to Internet service providers, which we call our managed modem services, that allow the Internet service provider to deliver high-speed Internet service to customers in areas where our networks are located. We provide the modems, offer dial-up and a variety of related services, including server hosting, direct access between our networks and the network of the Internet service provider, a customer-maintained user database, end-user technical support services and billing services. We also offer various other data services, such as inbound local calling and toll-free calling to enterprises and other communications providers.

Managed Services. We provide telephone services, as well as the infrastructure needed to offer local telephone service, to competitive local exchange carriers. This enables the carriers to offer telephone services to their customers using our networks, including a local dial tone, local telephone features, long distance switching and calling cards. We also provide a comprehensive national directory assistance service which includes local and long distance directory assistance for listings in the United States. We also provide equipment co-location services that permit Internet service providers to collocate modems, routers or network servers with our network equipment.

Marketing and Sales

Our sales and marketing efforts focus on building loyality with our customers and acquiring new customers along our existing network footprint. We emphasize the convenience, savings and improved service that can be obtained by subscribing to bundled services.

Marketing

In each of our markets we have established a strong community presence that we believe has positioned Grande as the home-town company, despite the fact that we are not an incumbent service provider in any of our markets. We believe our home-town image enables us to appeal to residential customers and small businesses in our markets as well as to local universities, utilities, hospitals and other institutions. A key part of our marketing strategy has been to support local community organizations by sponsoring and participating in local charitable events and other community activities. Our Passion and Commitment Investment Club, which supports community organizations that provide food, shelter, clothing and healthcare to persons in need in our markets, has made significant donations to non-profit organizations across Texas and has been recognized with numerous local and state-wide awards for its’ community service. We believe that this community participation directly supports our direct sales force by creating a strong local brand to which we believe potential customers are receptive. We believe that this helps us to penetrate our target markets where the acquisition of new customers is typically dependent upon customers switching to our services from their existing providers.

We focus our marketing efforts on areas served by our networks through such means as direct mail campaigns, outdoor space advertising and local events sponsorship. In newly constructed network areas, we will undertake an extensive marketing campaign prior to activation of our services, beginning with direct mailings and door-hangers. In established areas we focus on marketing additional services to those customers who have previously subscribed to one or two of our products. For example, we run Grande television advertisements on our own cable system which emphasize our telephone and broadband Internet products that are available as part of a bundle. In both new and established areas, we will, to a lesser extent, use traditional advertising outlets, such as television, radio and local newspaper advertising, to reach potential customers.

Sales

We have separate sales teams in each of our markets dedicated to residential, multiple dwelling units (MDUs), and commercial customers. Each of these sales teams reports to separate sales management that is responsible for all of the sales in a particular product area. We also have separate sales teams dedicated to broadband transport and network services.

A standard residential sales team consists of direct sales, outbound sales, counter sales and support personnel. A typical commercial sales team consists of account executives and specialized business installation coordinators. Our MDU sales team has developed relationships with owners and management of the MDU properties in our target markets, which enables us to gain access to new customers as soon as they move into their unit. Our network services sales team focuses on making direct contact with communications providers principally via sales calls, trade shows and our sales team’s existing industry relationships. Our call center sales team handles all incoming and outgoing sales calls.

Our sales team is cross-trained on all our products to support our bundling strategy. Our sales team is compensated based on connections and is therefore motivated to sell more than one product to each customer. However, our sales force is highly incentivized to sell the right services to a particular customer without overselling. Our sales personnel will not get credit for selling products that are later cancelled within a certain number of months after the start of service. We believe that by providing the appropriate level of services to each customer, we are more likely to retain that customer, which reduces our overall customer turnover rate.

In addition, we have different sales strategies for marketing to customers in newly constructed network areas and to customers in established network areas. In new areas, prior to activation of our services, we target customers with door-to-door solicitations and outbound telemarketing as part of an extensive marketing campaign in the area. In established areas, we assign territories to individual direct sales representatives, which provides the ability to adjust sales techniques to fit the profile of different buyers in particular areas.

We work to gain customer referrals for additional sales by focusing on service and customer satisfaction. We have implemented several retention and customer referral tactics, including customer newsletters, personalized e-mail communications and loyalty programs. These programs are designed to increase loyalty, retention and up sell among our current base of customers.

Customer Care, Billing and Installation

Customer Care

We believe that the combination of bundled communications services on our own networks and quality customer care will be key drivers to effectively compete in the residential and business markets. We believe that the quality of service and responsiveness differentiates us from many of our competitors. We provide customer service 24 hours a day, seven days a week. Our representatives are cross-trained to handle customer service transactions for all of our products. We operate a virtual customer phone center system, with centers in Waco, Dallas and Austin that handle all customer service transactions other than network trouble calls, which we handle through our technical service center centrally located in San Marcos. In addition, we provide our business customers with a local customer service representative, which we believe improves our responsiveness to customer needs and distinguishes our products in the market. We believe it is a competitive advantage to provide our customers with the convenience of a single point of contact for all customer service issues for our cable television, telephone and broadband Internet services and is consistent with our bundling strategy.

We monitor our networks 24 hours a day, seven days a week through our network operations center. All of our acquisitions have been fully integrated into our network operating systems and are monitored by our central network operations and control center, or NOCC, in San Marcos. Our NOCC allows us to typically detect problems before or as soon as any service interruption occurs. We strive to resolve service delivery problems prior to customer awareness of any service interruptions.

Billing

We have invested significant resources in an integrated provisioning and billing system that is sufficiently scalable to support a full build-out in our existing markets and beyond. This system greatly enhances our ability to address customer billing issues and also enables us to send a single bill to our customers for cable television, telephone and broadband Internet services. We have separate billing platforms for enterprise, broadband transport and network services.

Installation

Within each market, we have a single group of installers who install the equipment for all our of our cable television, telephone, broadband Internet and security offerings. This creates operating efficiencies for us by reducing the number of installation personnel we are required to maintain and allowing us to make one trip to the customer premises at the commencement of service. Our dispatch, order taking and installation management processes are coordinated for increased efficiency. We believe that this integrated and streamlined installation process creates a positive experience with Grande for the customer.

Industry

In recent years, regulatory developments have led to changes and increased competition in the telecommunications industry. The Telecommunications Act of 1996 and its implementation through Federal Communications Commission (FCC) regulations have broken down barriers between providers of different types of communications services. Companies that were effectively limited to providing one telecommunications service can now provide additional services with fewer regulatory restrictions or requirements.

We believe the industry is moving more towards an environment where both the cable television providers and the local telephone providers will be competing head to head for local telephone, long distance, cable television, and high speed data service. Advances in technology have furthered convergence in the industry by enabling delivery of cable television services, telephone services and broadband Internet services over different types of networks and making the delivery of more than one service over one broadband network feasible and economical. The cable companies have introduced telephone services via Voice over Internet Protocol (VoIP) to residential customers, and the local telephone providers are investing large amounts of capital into new networks to offer television over IP in addition to their existing telephone and DSL services. It is our understanding that Verizon has begun constructing fiber-to-the-home networks and SBC has announced its intention to construct fiber-to-the-curb networks.

Additionally, consolidation is continuing in the industry. Verizon and Qwest have announced their individual desires to acquire MCI, and SBC has announced its intent to acquire AT&T. These proposed acquisitions must go through regulatory, shareholder and other approvals. With the completion of these proposed transactions, the telecommunications landscape will be altered as the RBOCs begin to compete for enterprise customers and long distance customers within each other’s traditional network operating area. We believe that the RBOCs’ focus on their acquisitions and subsequent integration processes could create an opportunity for regional players, like Grande, to attract new customers.

We believe as the market continues to converge across product and market segments, communications providers will have to distinguish themselves from competitors by offering high quality products and services across all service types, better pricing that reflects some of the operational efficiencies and convenience to the customer in the form of a single bill and unified customer support. We believe that our ability to provide a tailored package of bundled services developed from a wide range of service options at competitive prices over one network system with a regional focus on Texas has been a key factor in enabling us to penetrate our markets.

Markets

The following table sets forth, in each of our markets, total marketable homes and marketable homes we pass.

Market Areas	Total marketable homes	Marketable homes passed
Austin/San Marcos	350,000	66,837
San Antonio	550,000	57,839
Suburban Northwest Dallas	250,000	56,470
Waco	50,000	43,066
Corpus Christi	100,000	42,088
Midland/Odessa	70,000	35,456
Total(1)	1,370,000	308,913

(1)	As of December 31, 2004, we had 7,157 marketable homes passed in the Houston metropolitan area as a result of our TXU acquisition, which are included in marketable homes passed but not in total marketable homes.

Competition

The broadband communications industry is highly competitive. We compete primarily on the basis of the price, availability, reliability, variety, quality of our offerings, our people and on the quality of our customer service. Our ability to compete effectively depends on our ability to maintain high-quality services at prices generally equal to or below those charged by our competitors. Price competition in the retail services and broadband transport services markets generally has been intense and is expected to increase.

We are not the first provider of any of our three principal retail services in any of our markets. We compete with numerous other companies that have provided services for a longer period of time in each of our markets, and we often have to convince people to switch from other companies to Grande. Some of our competitors have significant competitive advantages over us, such as more years of experience, greater resources, mass marketing capabilities and broader name recognition. Our primary competitors include:

•	for cable television services, TimeWarner, CableOne, Cox Communications, Comcast, Charter Communications, DirecTV, EchoStar Communications (DISH Network), SBC Communications (reseller of Echostar) and others;

•	for broadband Internet services, SBC Communications, TimeWarner, Verizon, Comcast, Charter Communications, CableOne, Cox Communications, CenturyTel, Direct-PC and others;

•	for long-distance telephone services, AT&T, MCI, Sprint, SBC Communications, Time Warner (VoIP), Cox Communications (VoIP), Vonage (VoIP) and others;

•	for local telephone services, SBC Communications, Verizon, CenturyTel, AT&T, MCI, Birch Telecom, Time Warner (VoIP), Cox Communications (VoIP), Vonage (VoIP) and others.

Advances in communications technology as well as changes in the marketplace and the regulatory and legislative environment are constantly occurring. In certain areas of our markets, for example Austin, we compete for local and long distance services against the VoIP offerings of Vonage and Time Warner. In addition, the continuing trend toward business combinations and alliances (e.g. pending acquisition of MCI and AT&T) in the telecommunications industry will create significant new competitors. As a result of these business combinations and the introduction of VoIP offerings, we anticipate that the competitive environment will become increasingly intense.

Telephone

Our principal competitor for local services is the incumbent carrier in the particular market, which is SBC Communications in a large majority of our market areas. Incumbent carriers enjoy substantial competitive advantages arising from their historical monopoly position in the local telephone market, including pre-existing customer relationships with all or virtually all end-users. We also face competition from the alternative service providers including competitive providers such as CenturyTel and other CLECs, many of which already have established local operations in our markets. A cable provider has also entered the local telephone market in some of our service areas. Time Warner is offering a VoIP local telephone services product. Other VoIP providers, e.g. Vonage, may enter the local telephone market in some of our areas.

We expect to continue to face significant competition for long distance telephone services from the incumbent long distance providers, such as AT&T, MCI and Sprint, which account for the majority of all U.S. long distance revenues. The major long distance service providers benefit from established market share, both in traditional direct-dial services as well as in prepaid and dial around products, and from established trade names through nationwide advertising. However, we regard our long-distance service as a complementary service rather than a principal source of revenues. Certain incumbents including, AT&T, MCI and Sprint, are able to offer local services in major U.S. markets using their existing infrastructure in combination with resale of ILEC service, lease of unbundled local loops or other providers’ services. Additional new threats may present themselves if SBC Communications, Verizon and other incumbent carriers acquire or merge with other large providers of telecommunications services. SBC Communications, for example, has announced plans to acquire AT&T, and Verizon and Qwest recently announced competing plans to acquire MCI. These mergers and others like them, if consummated, could provide incumbent carriers with additional, considerable competitive resources, particularly in the market for long distance, broadband transport and network services, thereby strengthening their market position and their ability to compete with us.

We increasingly face competition in the local and long distance telephone market from cable companies, wireless carriers and VoIP providers. We believe that wireless telephone service currently is viewed by consumers as a supplement to, and not a replacement for, traditional telephone service. Wireless service generally is more expensive than traditional local telephone service and is priced on a usage-sensitive basis. However, the rate differential between wireless and traditional telephone service has begun to decrease and is expected to further decrease and lead to more competition between providers of local and wireless telephone services. Although customers generally continue to subscribe to their landline telephone service, wireless telephone service may be an even bigger threat to the long distance telephone market especially as usage rates continue to decrease and nationwide wireless telephone services are offered for flat monthly rates.

We also may increasingly face competition from businesses, including incumbent cable providers, offering long distance services over the Internet. These businesses could enjoy a significant cost advantage because, at this time, they generally do not pay carrier access charges or universal service fees. As explained more fully below under the caption “—Legislation and Regulation,” the regulatory status of VoIP service is being considered by the FCC and various states, and the FCC initiated a rule making proceeding on VoIP in 2004. The conclusions reached by these agencies will largely determine the viability and profitability of VoIP service, and, possibly, the success of our competitors offering this service. Currently, Time Warner, Cox Communications, Comcast and Vonage each provide a VoIP offering in certain of our market areas.

Cable Television

Our cable television service competes with the incumbent cable television provider in all of our markets except in certain private development subdivisions and MDUs where we are currently the only authorized cable provider. The incumbent cable providers in our markets, such as TimeWarner in Austin, San Antonio, Corpus Christi and Waco, Cable One in Odessa, Cox Communications in Midland and Austin and Comcast in northwest Dallas, have significantly greater resources and operating history than we do. We also compete with satellite television providers such as DirecTV, as well as other cable television providers, broadcast television stations, other satellite television companies and wireless cable services. We face additional competition from private satellite master antenna television systems that serve condominiums, apartment and office complexes and private residential developments, and these systems are generally free of any regulation by state or local government authorities.

Legislative and regulatory developments may lead to additional cable competitors. The Cable Television Consumer Protection and Competition Act of 1992 contains provisions, which the FCC has implemented with regulations, to enhance the ability of cable competitors to purchase and make available to consumers certain satellite-delivered cable programming at competitive costs. The Telecommunications Act of 1996 eliminated many of the restrictions on local telephone companies that offer cable programming, and we may face increased competition from such companies. Several major local telephone companies have announced plans to provide cable television services to homes, which may compete with our services. For example, at least one telephone company, SBC Communications, is planning to offer an Internet Protocol based video service to some of its customers in Texas. Verizon also is pursuing plans to upgrade its network to provide cable services.

We obtain our cable programming by entering into arrangements or contracts with cable programming suppliers. Currently, a programming supplier that delivers its programming terrestrially (as opposed to by satellite) may be able to enter into an exclusive arrangement with one of our cable competitors for the delivery of certain programming, creating a competitive disadvantage for us by restricting our access to that programming. This generally involves local and regional programming, such as news and sporting events.

Some of our competitors may purchase programming at more advantageous rates due to their size and the availability of volume discounts. We purchase programming using the services of a national cooperative that seeks to obtain more favorable pricing on behalf of smaller cable providers nationwide.

The FCC and Congress also have adopted laws and policies providing a more favorable operating environment for new and existing technologies that may compete with our various video distribution systems. These technologies include, among others, direct broadcast satellite service in which signals are transmitted by satellite to receiving facilities located on customer premises.

Broadband Internet Services

The Internet access market is extremely competitive and highly fragmented. Providing broadband Internet services is a rapidly growing business and competition is increasing in each of our markets. Some of our competitors benefit from stronger name recognition and greater resources, experience and marketing capabilities. For broadband Internet services, we primarily compete with SBC Communications, TimeWarner, Verizon, Comcast, Charter Communications, CenturyTel, Direct-PC, Earthlink and STIC.NET. Other competitors include traditional dial-up Internet service providers, providers of satellite-based Internet services, other local and long distance telephone companies and cable television companies.

Many companies provide individuals and businesses with direct access to the Internet and a variety of supporting services. In addition, many companies such as Microsoft Corporation and AOL offer online services consisting of access to closed, proprietary information networks with services similar to those available on the Internet, in addition to direct access to the Internet. These companies generally offer broadband Internet services over telephone lines using computer modems. Some of these Internet service providers also offer high-speed integrated services using digital network connections and DSL connections to the Internet, and the focus on delivering high-speed services is expected to increase. Cable television companies also have entered the Internet access market using broadband facilities.

Bundled Services

We believe that, among our existing competitors, incumbent cable providers, the ILECs, CLECs and satellite television providers represent our primary competitors in the delivery of a bundle of two or more telephone, cable television and broadband Internet services. Presently, TimeWarner and SBC Communications broadly offer a combination of two or more of these services in our markets. They are, however, offering all three services in certain areas in our markets. We expect that the ILECs and incumbent cable providers that do not yet offer more than one service will begin to offer a combination of these services in the near future. The introduction of bundled service offerings by our competitors could have a significant adverse impact on our ability to market our bundled services to customers, especially in markets where we are currently the only source of a combination of these services.

Network Services

We have a wide range of competitors in the provision of network services. We compete with virtually all communications companies that own their own network equipment.

Legislation and Regulation

The cable television industry is currently regulated by the FCC, some state governments, not including Texas, although the Texas legislature is considering legislation that would alter state regulation, and most local governments. Telecommunications services are regulated by the FCC and state public utility commissions, including the Public Utility Commission of Texas, (PUCT). Internet services generally are not subject to significant regulation although this may change in the future. Legislative and regulatory proposals under consideration by Congress and federal agencies may materially affect the provision, cost and profitability of cable television, telecommunications and broadband Internet services. Set forth below is a brief summary of significant federal laws and regulations affecting the growth and operation of the cable television and telecommunications industries and a description of certain state and local laws.

Regulation of Cable Services

Federal Regulation of Cable Services

The FCC, the principal federal regulatory agency with jurisdiction over cable television, has promulgated regulations covering many aspects of cable television operations pursuant to federal laws governing cable television. The FCC may enforce its regulations through the imposition of fines, the issuance of cease and desist orders and/or the imposition of other administrative sanctions, such as the revocation of FCC licenses, permits and authorization. A brief summary of certain federal regulations follows.

Rate Regulation. The Cable Television Consumer Protection and Competition Act of 1992 authorized rate regulation for certain cable communications services and equipment in communities where the cable operator is not subject to effective competition. Pursuant to the Telecommunications Act of 1996, as of April 1, 1999, only the basic tier of cable television service, which does not include the expanded basic tier of cable television service, and equipment used to receive the basic tier of cable television service remain subject to rate regulation.

Basic rates of operators not subject to effective competition are subject to limited regulation by local franchising authorities that choose to regulate these rates.

The Cable Television Consumer Protection and Competition Act of 1992 requires such local franchising authorities to certify with the FCC before regulating basic cable rates. The FCC’s rate regulations do not apply where a cable operator demonstrates that it is subject to effective competition. Our company meets the FCC definition of effective competition in the areas that we currently serve. To the extent that any municipality attempts to regulate our basic rates or equipment, we believe we could demonstrate to the FCC that our systems all face effective competition and, therefore, are not subject to rate regulation.

Carriage of Broadcast Television Signals. The Cable Television Consumer Protection and Competition Act of 1992 established broadcast signal carriage requirements. These requirements allow commercial television broadcast stations that are local to a cable system to elect every three years whether to require the cable system to carry the station (“must-carry”) or whether to require the cable system to negotiate for consent to carry the station (“retransmission consent”). The most recent must-carry/retransmission consent elections were made in October 2002 for a period ending December 31, 2005. Stations are generally considered local to a cable system where the system is located in the station’s Nielsen designated market area. Cable systems must obtain retransmission consent for the carriage of all distant commercial broadcast stations, except for certain superstations, which are commercial satellite-delivered independent stations such as WGN. We carry some stations pursuant to retransmission consents and in some cases have agreed to either pay fees for such consents or to carry additional services pursuant to retransmission consent agreements.

Local non-commercial television stations are also given mandatory carriage rights, subject to certain exceptions, within a certain limited radius. Non-commercial stations are not given the option to negotiate for retransmission consent.

The FCC has recently adopted rules for the carriage of digital broadcast signals, but declined to adopt rules that would require cable systems to carry both the analog and digital signals of television stations entitled to must-carry rights during those stations’ transition to full digital operations. The FCC also recently declined to adopt rules that would require cable television systems to carry more than a single programming stream from any particular television broadcaster that has converted to a digital format. These recent FCC decisions, however, may be appealed. If these decisions are modified or overturned on appeal and “dual carriage” and “multicasting” requirements are adopted, we, like other cable operators, may have to discontinue or forego the opportunity to transmit other channels of programming.

As the marketplace for the programming and distribution of broadcast television evolves, so too may our rights and obligations as a provider of cable service. For instance, the FCC recently consented to the purchase of DirecTV by News Corp., the owner of the Fox television network, subject to certain conditions. As a result of this transaction, in addition to owning a broadcast television network, News Corp. and a number of broadcast television stations became a nationwide multichannel video programming distributor. News Corp.’s vertical integration prompted the FCC to impose certain conditions on the company. Some of these conditions could affect our business. For instance, with respect to News Corp.’s Fox television network:

•	Cable operators may submit disputes with News Corp. over the terms and conditions of a retransmission consent negotiation to commercial arbitration. While the arbitration is pending, News Corp. may not deny continued carriage of the broadcast station as long as it is not a first time request for carriage. An aggrieved cable operator may seek review of an arbitrator’s decision by the FCC.

•	A cable operator with fewer than 400,000 total subscribers may appoint a bargaining agent to bargain collectively on its behalf in negotiating with News Corp. for retransmission consent.

•	News Corp. must comply with the FCC’s “good faith” retransmission consent negotiation obligations under the Satellite Home Viewer Improvement Act until the program access rules expire, currently October 5, 2007.

Nonduplication of Network Programming. Cable television systems that have 1,000 or more subscribers must, upon the appropriate request of a local television station, delete or “black out” the simultaneous or nonsimultaneous network programming of a distant same-network station when the local station has contracted for such programming on an exclusive basis.

Deletion of Syndicated Programming. Cable television systems that have 1,000 or more subscribers must, upon the appropriate request of a local television station, delete or “black out” the simultaneous or nonsimultaneous syndicated programming of a distant station when the local station has contracted for such programming on an exclusive basis.

Registration Procedures and Reporting Requirements. Prior to commencing operation in a particular community, all cable television systems must file a registration statement with the FCC listing the broadcast signals they will carry and certain other information. Additionally, cable operators periodically are required to file various informational reports with the FCC.

Technical Requirements. Historically, the FCC has imposed technical standards applicable to the cable channels on which broadcast stations are carried and has prohibited franchising authorities from adopting standards which were in conflict with or more restrictive than those established by the FCC. The FCC has applied its standards to all classes of channels which carry downstream National Television System Committee video programming. The FCC also has adopted standards applicable to cable television systems, including Grande, using frequencies in certain bands in order to prevent harmful interference with aeronautical navigation and safety radio services and has also established limits on cable system signal leakage. Operators are required to conduct tests and to file with the FCC results of those cumulative leakage testing measurements. Operators that fail to make this filing or exceed the FCC’s allowable cumulative leakage index risk being prohibited from operating in those frequency bands in addition to monetary fines or other sanctions.

The Cable Television Consumer Protection and Competition Act of 1992 requires the FCC to update periodically its technical standards. Pursuant to the Telecommunications Act of 1996, the FCC adopted regulations to assure compatibility among televisions, VCRs and cable systems, leaving all features, functions, protocols and other product and service options for selection through open competition in the market. The Telecommunications Act of 1996 also prohibits states or franchising authorities from prohibiting, conditioning or restricting a cable system’s use of any type of subscriber equipment or transmission technology. Most recently, the FCC has adopted technical standards in connection with cable systems’ carriage of digital television signals.

Franchise Authority. The Cable Communications Policy Act of 1984 affirmed the right of franchising authorities, which are the cities, counties or political subdivisions in which a cable operator provides cable television service, to award franchises within their jurisdictions and prohibited non-grandfathered cable systems from operating without a franchise in such jurisdictions. We hold cable franchises in all of the franchise areas in which we provide service. The Cable Television Consumer Protection and Competition Act of 1992 encouraged competition with existing cable systems in several areas, including by:

•	allowing municipalities to operate their own cable systems without franchises;

•	preventing franchising authorities from granting exclusive franchises or from unreasonably refusing to award additional franchises covering an existing cable system’s service area; and

•	prohibiting, with limited exceptions, the common ownership of cable systems and co-located multi-channel multipoint distribution or satellite master antenna television systems, which prohibition is limited by the Telecommunications Act of 1996 to cases in which the cable operator is not subject to effective competition.

The Telecommunications Act of 1996 exempted those telecommunications services provided by a cable operator or its affiliate from cable franchise requirements although municipalities retain authority subject to state law to regulate the manner in which a cable operator uses the public rights-of-way to provide telecommunications services.

Franchise authorities may not require a cable operator to provide telecommunications service or facilities, other than institutional networks, as a condition of franchise grant, renewal, or transfer. Similarly, franchise authorities may not impose any conditions on the provision of such service.

Franchise Fees. Although franchising authorities may impose franchise fees under the Cable Communications Policy Act of 1984, as modified by the Telecommunications Act of 1996, such payments cannot exceed 5% of a cable system’s annual gross revenues derived from the operation of the cable system to provide cable television services. The FCC concluded that Internet access via cable modem is an information service and that revenues derived from cable modem services may not be included in the gross revenues used to calculate cable franchise fees. Franchise fees apply only to revenues from cable television services. However, the Ninth Circuit Court of Appeals recently held that cable modem service is comprised of both an information component and a telecommunications component. This holding contradicts the FCC’s finding that cable modem service is an information service. The FCC has appealed the Court’s holding to the Supreme Court, where the matter is pending. A finding that cable modem service is not strictly an information service could subject the service to payment of franchise or other fees and other regulatory requirements.

Franchise Renewal. The Cable Communications Policy Act of 1984 established renewal procedures and criteria designed to protect incumbent franchisees against arbitrary denials of renewal. These formal procedures are mandatory only if timely invoked by either the cable operator or the franchising authority. Even after the formal renewal procedures are invoked, franchising authorities and cable operators remain free to negotiate a renewal outside the formal process. Although the procedures provide substantial protection to incumbent franchisees, renewal is by no means assured, as the franchisee must meet certain statutory standards. Even if a franchise is renewed, a franchising authority may impose new and more onerous requirements such as upgrading facilities and equipment, although the municipality must take into account the cost of meeting such requirements.

The Cable Television Consumer Protection and Competition Act of 1992 made several changes to the process which may make it easier in some cases for a franchising authority to deny renewal. The cable operator’s timely request to commence renewal proceedings must be in writing and the franchising authority must commence renewal proceedings not later than six months after receipt of such notice. Within a four-month period beginning with the submission of the renewal proposal, the franchising authority must grant or deny the renewal. Franchising authorities may consider the “level” of programming service provided by a cable operator in deciding whether to renew. Franchising authorities currently may deny renewal based on failure to substantially comply with the material terms of the franchise, even if the franchising authority has “effectively acquiesced” to such past violations. The franchising authority is stopped only if, after giving the cable operator notice and opportunity to cure, the authority fails to respond to a written notice from the cable operator of its failure or inability to cure. Courts may not reverse a denial of renewal based on procedural violations found to be harmless error.

Program Access and Exclusivity. The Cable Television Consumer Protection and Competition Act of 1992 and the FCC’s rules generally prohibit cable operators and vertically integrated satellite programmers from entering into agreements that have the purpose or effect of preventing or substantially hindering the ability of multichannel video programming distributors from providing satellite programming to their subscribers. The rules specifically prohibit vertically integrated cable operators from entering into exclusive distribution agreements with satellite programmers in which they have an attributable interest. Unless the FCC finds that the prohibitions continue to be necessary to protect competition, the rules will expire on October 5, 2007.

The program access rules currently do not restrict a vertically integrated cable operator from offering terrestrially delivered programming on an exclusive basis. If vertically integrated competitors obtain exclusive programming agreements, they may gain competitive advantages that adversely affect the ability to grow our business.

The FCC’s Order consenting to the DirecTV-News Corp. merger prohibits News Corp. from offering any existing or future national and regional programming services on an exclusive or discriminatory basis. News

Corp. also is prohibited from unduly or improperly influencing any of its affiliated programming services in the sale of programming to unaffiliated cable operators.

Additionally, News Corp. is subject to certain conditions regarding its ownership of numerous regional sports programming networks. Specifically, cable operators may submit a dispute with News Corp. over the terms and conditions of a regional sports programming service to commercial arbitration. While the arbitration is pending, News Corp. may not deny continued carriage of the regional sports programming service, as long as it is not a first time request for carriage. An aggrieved cable operator may seek review of an arbitrator’s decision by the FCC. A cable operator with fewer than 400,000 total subscribers may appoint a bargaining agent to bargain collectively on its behalf in negotiating with News Corp. for regional sports programming. Despite these conditions, we cannot predict whether we will experience difficulty obtaining programming from News Corp.

Channel Set-Asides. The Cable Communications Policy Act of 1984 permits local franchising authorities to require cable operators to set aside certain channels for public, educational and governmental access programming. The Cable Communications Policy Act of 1984 further requires cable television systems with 36 or more activated channels to designate a portion of their channel capacity for commercial leased access by unaffiliated third parties. The Cable Television Consumer Protection and Competition Act of 1992 requires leased access rates to be set according to a FCC-prescribed formula.

Ownership. The Telecommunications Act of 1996 eliminated the Cable Communications Policy Act of 1984 provisions prohibiting local exchange carriers from providing video programming directly to customers within their local exchange telephone service areas, except in rural areas or by specific waiver. Under the Telecommunications Act of 1996, local exchange carriers may, subject to certain restrictions described below, provide video programming by radio-based systems, common carrier systems, open video systems, or cable systems. Local telephone companies that elect to provide open video systems must allow others to use up to two-thirds of their activated channel capacity. Open video systems are relieved of regulation as common carriers and are not required to obtain local franchises but are still subject to many other regulations applicable to cable systems. Local telephone companies operating as cable systems are subject to all rules governing cable systems, including franchising requirements.

The Telecommunications Act of 1996 prohibits a local telephone company or its affiliate from acquiring more than a 10% financial or management interest in any cable operator providing cable television service in its telephone service area. It also prohibits a cable operator or its affiliate from acquiring more than a 10% financial or management interest in any local telephone company providing telephone service in its franchise area. A local telephone company and cable operator whose telephone service area and cable franchise area are in the same market may not enter into a joint venture to provide telecommunications services or video programming. There are exceptions to these limitations for rural facilities, very small cable systems and small local telephone companies in non-urban areas, and such restrictions do not apply to local exchange carriers that were not providing local telephone service prior to January 1, 1993.

Internet Access via Cable Modem. The FCC determined that cable modem service is an information service and is therefore generally not subject to local regulation as a cable service, including the payment of franchise fees. The Ninth Circuit Court of Appeals, however, recently decided that cable modem service is comprised of both an information services component and a telecommunications component. The decision of the Ninth Circuit Court of Appeals, if upheld, by the Supreme Court, may result in cable modem service being subject to certain telecommunications regulations, including non-discrimination, interconnection obligations and the payment of fees. Such a decision may adversely impact our business. The FCC has appealed the Ninth Circuit’s decision, and the matter is pending.

Pole Attachments. The Telecommunications Act of 1996 requires utilities, defined to include all local exchange telephone companies and public utilities except those owned by municipalities and co-ops, to provide cable operators and telecommunications carriers with nondiscriminatory access to poles, ducts, conduit and rights-of-way. The right to mandatory access is beneficial to facilities-based providers such as our company. The Telecommunications Act of 1996 also establishes principles to govern the pricing of such access. Telecommunications providers are charged a higher rate than cable operators for pole attachments. Companies that provide both cable television and telecommunications services over the same facilities, such as us, may be required to pay the higher telecommunications rate. At this time, we believe it is unclear what regulation will allow utility pole owners to charge cable operators offering a VoIP services for pole rentals.

Inside Wiring of Multiple Dwelling Units. The FCC has adopted rules to promote competition among multichannel video program distributors in multiple dwelling units, or MDUs. The rules provide generally that, in cases where the program distributor owns the wiring inside an MDU but has no right of access to the premises, the MDU owner may give the program distributor notice that it intends to permit another program distributor to provide service there. The program distributor then must elect whether to remove the inside wiring, sell the inside wiring to the MDU owner at a price not to exceed the replacement cost of the wire on a per-foot basis or abandon the inside wiring. The FCC has also adopted rules that, among other things, require utilities (including incumbent local exchange carriers) to permit telecommunications carriers and cable operators to obtain reasonable and non-discriminatory access to utility-owned or controlled conduits and rights-of-way in all “multiple tenant environments” (including, for example, apartment buildings, office buildings, campuses, etc.).

Privacy. The Cable Communications Policy Act of 1984 imposes a number of restrictions on the manner in which cable system operators can collect and disclose data about individual system customers. The statute also requires that the system operator periodically provide all customers with written information about its policies regarding the collection and handling of data about customers, their privacy rights under federal law and their enforcement rights. In the event that a cable operator is found to have violated the customer privacy provisions of the Cable Communications Policy Act of 1984, it could be required to pay damages, attorneys’ fees and other costs. Under the Cable Television Consumer Protection and Competition Act of 1992, the privacy requirements were strengthened to require that cable operators take such actions as are necessary to prevent unauthorized access to personally identifiable information.

Franchise Transfer. The Telecommunications Act of 1996 repealed most of the anti-trafficking restrictions imposed by the Cable Television Consumer Protection and Competition Act of 1992, which prevented a cable operator from selling or transferring ownership of a cable system within 36 months of acquisition. However, a local franchise may still require prior approval of a transfer or sale. The Cable Television Consumer Protection and Competition Act of 1992 requires franchising authorities to act on a franchise transfer request within 120 days after receipt of all information required by FCC regulations and the franchising authority. Approval is deemed granted if the franchising authority fails to act within such period.

Copyright. Cable television systems are subject to federal compulsory copyright licensing covering carriage of broadcast signals. In exchange for making semi-annual payments to a federal copyright royalty pool and meeting certain other obligations, cable operators obtain a statutory license to retransmit broadcast signals. The amount of the royalty payment varies, depending on the amount of system revenues from certain sources, the number of distant signals carried and the location of the cable system with respect to over-the-air television stations. Adjustments in copyright royalty rates are made through an arbitration process supervised by the U.S. Copyright Office.

Various bills have been introduced in Congress in the past several years that would eliminate or modify the cable television compulsory license. Without the compulsory license, cable operators might need to negotiate rights from the copyright owners for each program carried on each broadcast station retransmitted by the cable system.

Internet Service Providers. A number of Internet service providers have requested that the FCC and state and local officials adopt rules requiring cable operators to provide unaffiliated Internet service providers with direct access to the operators’ broadband facilities on the same terms as the operator makes those facilities available to affiliated Internet service providers. To date, the FCC has rejected these unbundling proposals, but a number of local franchising authorities outside our service territory imposed this type of requirement on cable operators, and pending litigation over the regulatory classification of cable modem service has prevented this issue from being resolved. Some cable operators, including Grande, have agreed to open their systems to competing Internet service providers or have been required to do so as a condition of a merger. At this time it is uncertain whether these requirements will be imposed on cable operators on a broad scale or how pervasive they ultimately may be if upheld in court.

Regulatory Fees and Other Matters. The FCC requires payment of annual regulatory fees by the various industries it regulates, including the cable television industry. In 2002, 2003 and 2004 the fee was $0.53 per subscriber, $0.66 per subscriber and $0.70 per subscriber, respectively. Fees are also assessed for other FCC licenses often used by cable television operators, including licenses for business radio, cable television relay systems and earth stations.

FCC regulations also address:

•	political advertising;

•	local sports programming;

•	restrictions on origination and cablecasting by cable system operators;

•	application of the rules governing political broadcasts;

•	customer service standards;

•	limitations on advertising contained in nonbroadcast children’s programming; and

•	closed captioning.

Regulation of Telecommunications Services

Our telecommunications services are subject to varying degrees of federal, state and local regulation. Pursuant to the Communications Act of 1934, as amended by the Telecommunications Act of 1996, the FCC generally exercises jurisdiction over the facilities of, and the services offered by, telecommunications carriers that provide interstate or international communications services. State regulatory authorities retain jurisdiction over the same facilities and other services to the extent that they are used to provide intrastate communications services.

Federal Regulation of Telecommunications Services

Tariffs and Licensing. Our company is classified as a non-dominant long distance carrier and as a competitive local exchange carrier by the FCC. The FCC requires non-dominant long distance companies to detariff interstate long distance domestic and international services. The FCC also permits competitive local carriers to either (1) detariff the interstate access services that they sell to long distance companies or (2) maintain tariffs but comply with certain rate caps. Prior to detariffing, we filed tariffs with the FCC to govern our relationship with most long distance customers and companies. The detariffing process requires us to, among other things, post the rates, terms, and conditions formerly in our tariffs on our website instead of filing them at the FCC. Because detariffing precludes us from filing our tariffs at the FCC, we may no longer be subject to the “filed rate doctrine,” which stands for the proposition that the tariff controls all contractual disputes between a carrier and its customers. This may expose us to certain legal liabilities and costs as we can no longer rely on this doctrine to settle disputes with customers. The FCC still requires companies such as us to obtain licenses under Section 214 of the Communications Act of 1934, as amended, to provide international long distance calling service. We hold such international authority from the FCC.

Interconnection. The Telecommunications Act of 1996 establishes local telephone competition as a national policy. This Act preempts laws that prohibit competition for local telephone services and establishes uniform requirements and standards for local network interconnection, unbundling and resale. Interconnection, unbundling and resale standards were developed initially by the FCC and have been, and will continue to be, implemented by both the FCC and the states in numerous proceedings.

In August 1996, the FCC adopted a wide-ranging decision regarding the interconnection obligations of local telephone carriers. This Interconnection Order specified, among other things, which network elements (and combinations of elements) incumbent carriers must unbundle and provide to competitive carriers on a nondiscriminatory basis. The FCC’s initial list of network elements and combinations was affirmed by the Supreme Court, but has since been subject to further review by the FCC, after several rounds of review by the courts, has been significantly pared. The FCC’s most recent decision paring this list was released in February 2005, and this decision has been appealed. We cannot predict the results of this appeal or its impact on the list of unbundled network elements that must be made available to competitive carriers. We also cannot predict the ultimate implications of any court ruling or future proceedings in this area on our business. Changes to this list of network elements and combinations have had-and may continue to have-a significant impact on the industry and, to a lesser extent, on our company.

The FCC’s Interconnection Order also established pricing principles, for use by the states, to determine rates for unbundled network elements and discounts. These pricing principles also are undergoing further review by the FCC and may change, which could have a significant impact on the industry and on our company.

The Telecommunications Act of 1996 requires incumbent local telephone carriers to enter into mutual compensation arrangements with other local telephone companies for transport and termination of local calls on each other’s networks. In the past, most state public utility commissions ruled that traffic to Internet service providers is covered by this requirement. Thus, carriers that counted traffic-generating Internet service providers as customers benefited from such reciprocal compensation arrangements. In April 2001, the FCC changed the compensation mechanism for traffic exchanged between telecommunications carriers that is destined for Internet service providers. In doing so, the FCC prescribed a new rate structure for such traffic and prescribed gradually reduced caps for its compensation. The FCC’s ruling in connection with such traffic affected a large number of carriers and further developments in this area could have a significant impact on the industry and on our company.

The FCC recently launched a new proceeding intended to examine comprehensively the “intercarrier compensation” rates paid among carriers for exchanging various categories of traffic, including but not limited to local calls. Several proposals for how the FCC’s intercarrier compensation rules should be structured also have been submitted to the FCC by industry groups and coalitions. We cannot predict how the FCC will act in response to these proposals, or, more generally, in connection with its intercarrier compensation proceeding. FCC rulings in this area will affect a large number of carriers and could have a significant impact on the industry and our company.

Additional Requirements. The FCC imposes additional obligations on all telecommunications carriers, including obligations to:

•	interconnect with other carriers and not to install equipment that cannot be connected with the facilities of other carriers;

•	ensure that their services are accessible and usable by persons with disabilities;

•	comply with verification procedures in connection with changing a customer’s carrier;

•	protect the confidentiality of proprietary information obtained from other carriers, manufacturers and customers;

•	pay annual regulatory fees to the FCC; and

•	contribute to the Telecommunications Relay Services Fund, as well as funds to support universal service, telephone numbering administration and local number portability.

Forbearance. The Telecommunications Act of 1996 permits the FCC to forbear from requiring telecommunications carriers to comply with certain regulations. Specifically, the Act permits the FCC to forbear from applying statutory provisions or regulations if the FCC determines that:

•	enforcement is not necessary to protect consumers;

•	a carrier’s terms are reasonable and nondiscriminatory;

•	forbearance is in the public interest; and

•	forbearance will promote competition.

The FCC has exempted certain carriers from reporting requirements pursuant to this provision of the Telecommunications Act of 1996. The FCC may take similar action in the future to reduce or eliminate other requirements. Such actions could free us from regulatory burdens but also might increase the pricing and general flexibility of our competitors.

Collocation. The FCC has adopted rules designed to improve competitor access to incumbent local telephone carriers’ collocation space and to reduce the delays and costs associated with collocation, but we cannot be sure that these rules will not change or otherwise accrue to the advantage of incumbent carriers in the future.

Advanced Services. Section 706 of the Telecommunications Act of 1996 requires the FCC to encourage the deployment of advanced telecommunications capabilities to all Americans through the promotion of local telecommunications competition. The FCC has taken steps to facilitate competitors’ access to lines connecting customer premises to the operator for purposes of digital subscriber line deployment. Specifically, the FCC requires incumbent local exchange carriers, like SBC Communications, to permit unaffiliated providers of digital subscriber line services to use a portion of the lines connecting customer premises to the operator used for basic telephone service rather than purchasing new lines. The FCC ruled in August 2003 that incumbent local exchange carriers were required, on a transitional basis over three years, to continue to permit unaffiliated carriers access to the high-frequency portion of local loop facilities for purposes of providing digital subscriber line services; however, the FCC declined to make a similar finding in connection with more advanced, newly-constructed transmission facilities such as fiber-to-the-home. On appeal, the United States Court of Appeals for the District of Columbia Circuit upheld the FCC’s August 2003 determination that fiber-to-the-home transmission facilities are not required unbundled network elements. Separately, Congress has periodically considered initiatives proposing to deregulate the advanced services offerings of incumbent carriers. If one of these initiatives becomes law, the use of incumbent carrier facilities for the deployment of digital subscriber lines by competitive carriers such as Grande may be adversely affected. This, however, is not a material part of our business since we typically provide these services over our own network.

Voice-over-Internet Protocol. VoIP is an application that manages the delivery of voice information across data networks, including the Internet, using Internet Protocol. VoIP sends voice information in digital form using discrete packets that are routed in the same manner as data packets. VoIP is widely viewed as a potentially more cost-effective, feature-rich alternative to traditional circuit-switched telephone service. Because VoIP can be deployed by carriers in various capacities, and because it is widely considered a next-generation communication service, its regulatory classification—and, thus, its revenue potential—is unclear. A number of state regulatory commissions have issued conflicting rulings on this issue, and at least seven petitions have been filed at the FCC seeking guidance on the regulatory classification of VoIP service. The FCC thus far has issued three declaratory rulings in response to those petitions, but its decisions in those cases have been narrowly tailored.

In one case, the FCC held that a computer-to-computer VoIP application provided by Pulver.com is an unregulated information service, in part because it does not include a transmission component, offers computing capabilities, and is free to its users. In another case, the FCC reached a different conclusion, holding that AT&T’s use of VoIP to transmit the long-haul portion of certain calls constitutes a telecommunications service, thus subjecting it to regulation, because the calls use ordinary customer premises equipment with no enhanced functionality, originate and terminate on the public switched telephone network, and undergo no net protocol conversion and provide no enhanced functionality to end users. In yet a third case, which involved the VoIP application of Vonage, the FCC preempted the authority of the State of Minnesota (and presumably all other states) and ruled that Vonage’s VoIP application, and others like it, was an interstate service subject only to Federal regulation, thus preempting the authority of the Minnesota commission to require Vonage to obtain state certification. The FCC, however, refused to rule in the Vonage case whether Vonage’s VoIP application is a telecommunications service or an information service, thus leaving open the question of the extent to which the service will be regulated.

The FCC has initiated a more generic proceeding to address the many regulatory issues raised by the development and growth of VoIP service, including the extent to which VoIP will be negotiated at the Federal level and has expressly reserved the right to reconsider its declaratory rulings in the generic proceeding. The FCC also is examining what requirements, if any, should be applied to VoIP service to enable law enforcement agencies to, when necessary and appropriate, access information transmitted through VoIP applications. Federal and state rulings in connection with VoIP will likely have a significant impact on us, our competitors and the communications industry.

State Regulation of Telecommunications Services

Traditionally, states have exercised jurisdiction over intrastate telecommunications services, and the Telecommunications Act of 1996 largely upholds that traditional state authority. The Telecommunications Act of 1996 does place limits on state authority to the extent necessary to advance competition in the telecommunications industry; for example, the statute contains provisions that prohibit states and localities from adopting or imposing any legal requirement that may prohibit, or have the effect of prohibiting, market entry by new providers of interstate or intrastate telecommunications services. The FCC is required to preempt any such state or local requirement to the extent necessary to enforce the Telecommunications Act of 1996’s open market entry requirements. State and localities may, however, continue to regulate the provision of intrastate telecommunications services and require carriers to obtain certificates or licenses before providing service.

We are certified as a CLEC in Arkansas, Florida, Georgia, Indiana, Oklahoma and Texas and as an interexchange service provider (IXC) in Arkansas, Florida, Georgia, Indiana, North Carolina, Oklahoma, Washington and Texas. If we expand to provide similar telecommunications services in new states, we will likely be required to obtain certificates of authority to operate and be subject to ongoing regulatory requirements in those states as well.

Although we are authorized to provide telecommunications services in several states, the majority of our telecommunications end user customers are located in Texas. Since 1995, Texas law has provided a regulatory framework for competitive carriers such as us to provide telecommunications services in the state. Like the Federal Telecommunications Act of 1996, Texas law is intended to promote competition in the local exchange market, as well as in the intrastate interexchange market. The PUCT is responsible for regulating these markets, and the PUCT plays a key role in promulgating rules and policies and by arbitrating interconnection agreements between carriers in the local market. The rules, policies and decisions of the PUCT are influenced by a variety of factors, and future regulatory developments in the state could have a significant impact on us.

Among the PUCT’s regulatory responsibilities is review of SBC Communications’ performance in its provision of wholesale telecommunications services to competitive carriers such as us through a comprehensive set of performance measurements and a performance remedy plan. This performance remedy plan requires SBC Communications to pay certain fines when it fails to meet its prescribed performance benchmarks. Although the performance remedy plan is intended to provide SBC Communications with incentive to provide timely wholesale service to competitive carriers on a nondiscriminatory basis, SBC Communications holds considerable market power in Texas and may be able to use that market power to the detriment of the competitive telecommunications market, and, in turn, carriers such as us. In addition, the continuation of the performance measurements remedy plan is being contested by SBC Communications in interconnection agreement arbitration proceedings currently before the PUCT.

Telecommunications carriers in Texas are subject to numerous state policies, the application of which could affect our business. These policies include, but are not limited to, the Texas Universal Service Fund, broadband initiatives, such as the state’s DSL and advanced services in rural areas initiatives, and the Texas Infrastructure Fund, which is intended to promote the deployment of equipment and infrastructure for distance learning library information sharing programs and telemedicine services. Telecommunications carriers also are subject to various consumer protection regulations, such as prohibitions relating to slamming (changing an end user’s service provider without appropriate authorization), cramming (adding charges to an end user’s account without appropriate authorization) and telemarketing. Grande must comply with these and other regulations or risk significant fines and penalties.

Texas has long been involved in both federal and state initiatives relating to homeland security, defense and disaster recovery. These initiatives sometimes require telecommunications carriers to, among other things, maintain certain network security procedures and monitoring systems. The growing emphasis on homeland security at the federal and state level may cause us to incur unforeseen expenses relating to the security and protection of telecommunications networks.

Local Regulation

Occasionally we are required to obtain street use and construction permits and franchises to install and expand our interactive broadband network using state, city, county or municipal rights-of-way. Some municipalities where we have installed or anticipate constructing networks require the payment of license or franchise fees which are based upon a percentage of gross revenues or on a per linear foot basis. The Telecommunications Act of 1996 requires municipalities to manage public rights-of-way in a competitively neutral and non-discriminatory manner.

RISK FACTORS

RISKS RELATING TO OUR BUSINESS

We expect to lose money during the next few years.

We expect to incur net losses during the next few years as we continue to build our networks. Our ability to generate profits and maintain positive cash flow will depend in large part on our ability to obtain enough subscribers for our services to offset the costs of constructing and operating our networks. We cannot predict when we will achieve positive net income and cannot assure you that we will be able to do so at all.

Changes in demand for our services could harm our business.

We could be affected by changes in demand for the services we provide in our markets. Our plan to provide bundled broadband communications services is fairly new and relatively untested in our existing and anticipated markets. Our plan could be unsuccessful due to:

•	competition, especially from incumbent telephone and cable providers, which are beginning to offer bundled services and from new technologies such as Voice over Internet Protocol, or VoIP, service;

•	pricing;

•	regulatory uncertainties;

•	downturns in economic conditions in our markets;

•	operating and technical difficulties; or

•	unsuccessful sales and marketing.

Any downturn in demand for our services will harm our business and our prospects for growth and profitability.

Competition from other cable television, telephone and broadband Internet service providers could have an adverse effect on our growth and revenues.

We are not the first provider of any of our three principal services in any of our markets. We compete with numerous other companies that have long-standing customer relationships with the residents in these markets, and we often have to convince people to switch from other companies to Grande. Some of our competitors have significant competitive advantages over us, including greater experience, resources, marketing capabilities and name recognition.

•	for cable television services, TimeWarner, CableOne, Cox Communications, Comcast, Charter Communications, DirecTV, EchoStar Communications (DISH Network) and SBC Communications (reseller of Echostar);

•	for broadband Internet services, SBC Communications, TimeWarner, Verizon, Comcast, Charter Communications, CableOne, Cox Communications, CenturyTel and Direct-PC;

•	for long-distance telephone services, AT&T, MCI, Sprint, SBC Communications, Time Warner (VoIP), Cox Communications (VoIP) and Vonage (VoIP)

•	for local telephone services, SBC Communications, Verizon, CenturyTel, AT&T, MCI, Birch Telecom, Time Warner (VoIP), Cox Communications (VoIP) and Vonage (VoIP).

As the incumbent local telephone company, and a major provider of long distance telephone services, SBC Communications is a particularly strong competitor in telephone and data services and has indicated that it intends to enter the market for video services, as well. With respect to cable television services, TimeWarner is the incumbent provider in the majority of our markets. Several of these competitors offer more than one service, such as telephone companies and cable providers offering broadband Internet services. A few have begun to offer all three services, in particular, TimeWarner, and other cable operators have begun providing digital phone services through VoIP technology. SBC Communications and Verizon, who have stated that they are upgrading their networks and plan to provide video services, may eventually be able to provide all three services as well. We also compete with wireless telephone carriers for both local and long distance services. In addition, a continuing trend toward business combinations and alliances in the telecommunications industry, such as the recently announced venture between SBC Communications and EchoStar Communications (DISH Network), and the announced mergers of SBC Communications and AT&T, and Verizon or Quest and MCI, may create significant new competitors for us. We expect these business combinations and the level of competition to continue to increase in the future. If we fail to compete successfully in our markets and grow our customer base, our business and financial condition will be harmed.

The Texas legislature is currently undertaking a complete review of telecommunications regulation. The outcome is uncertain, but could include complete deregulation of some or all of the incumbent telephone companies, which could result in significant new competitive situations.

The outcome of the investigation of MCI in which we are involved could have a material adverse impact on our business and financial condition.

Both the FCC and the Department of Justice have been and may still be conducting investigations understood to involve billing practices by MCI and related issues involving companies that terminated or otherwise may have handled traffic on behalf of MCI, including those companies participating in MCI’s Least Cost Routing Program. We believe we were a substantial participant in the Least Cost Routing Program. The Department of Justice convened a grand jury in the Southern District of New York as part of its investigation. The grand jury issued document subpoenas to a number of companies in the telecommunications industry, including us. We cooperated with the Department of Justice and produced responsive documents. The FCC issued a letter of inquiry to us and other companies seeking documents and requesting information relating to the above described billing practices and the compliance by such companies, including us, with applicable law and regulations. We responded to the letter of inquiry and produced additional documentation to supplement our answers to certain questions. The FCC may issue additional letters of inquiry in the future, to which we would intend to respond in the same manner. We cannot predict the outcome of these investigations or their duration. If these investigations result in current or prior billing practices being identified as violative of applicable laws or regulations, result in penalties being imposed upon us, result in further proceedings against specific companies, including us, result in changes in the law or regulations that would have an industry-wide effect, or lead to litigation among parties involved in terminating or otherwise routing traffic, the impact could have a material adverse effect on our business and financial condition. There have been no substantial communications, of any kind, on this investigation between the Department of Justice or the FCC and Grande since January 2004.

Restrictive covenants under our indebtedness may limit our ability to grow and operate our business.

The indenture governing our 14% senior secured notes due 2011 contains, among other things, covenants imposing significant financial and operating restrictions on our business. These restrictions may affect our ability to manage and operate our business, may limit our ability to take advantage of potential business opportunities as they arise and may adversely affect the conduct or management of our current business. These restrictions limit our ability to, among other things:

•	incur additional indebtedness, issue disqualified capital stock and, in the case of our restricted subsidiaries, issue preferred stock;

•	create liens on our assets;

•	pay dividends on, redeem or repurchase our capital stock or make other restricted payments;

•	make investments in other companies;

•	enter into transactions with affiliates;

•	enter into sale and leaseback transactions;

•	sell or make dispositions of assets;

•	place restrictions on the ability of our subsidiaries to pay dividends or make other payments to us;

•	engage in certain business activities; and

•	merge or consolidate with other entities.

These limitations may affect our ability to finance our future operations or to engage in other business activities that may be in our best interest. Also, since we are a holding company with no assets other than our ownership of our subsidiaries, we will be dependent on the receipt of funds from our subsidiaries to pay the interest and principal on the 14% senior secured notes due 2011, and these limitations could adversely affect our ability to make such payment on the notes.

The amount of debt we have could harm our business.

As of December 31, 2004, we had approximately $142.2 million of indebtedness outstanding, including our 14% senior secured notes due 2011, all of which was secured. In addition, the indenture governing the notes allows us to incur additional indebtedness under certain circumstances. Our significant indebtedness could adversely affect our business in a number of ways, including the risks that:

•	we will use a substantial portion of our cash flow from operations to pay principal and interest on our debt, thereby reducing the funds available for acquisitions, working capital, capital expenditures and other general corporate purposes;

•	our degree of leverage limits our ability to withstand competitive pressure and reduces our flexibility in responding to changes in business and economic conditions; and

•	our degree of leverage may hinder our ability to adjust rapidly to changing market conditions and could make us more vulnerable to downturns in the economy or in our industry.

If we cannot generate sufficient cash flow from operations to meet our obligations, we may be forced to reduce or delay capital expenditures, sell assets, restructure or refinance our debt, or seek additional equity capital. We cannot assure you that these remedies would be available or satisfactory. Our cash flow from operations will be affected by prevailing economic conditions, financial, business and other factors, which may be beyond our control.

We may be required to purchase a significant amount of equipment from some of our suppliers, which could adversely affect our financial condition.

We may be required to purchase a minimum of $42.7 million of equipment from some of our suppliers between January 2005 and December 2010. We entered into these agreements based upon estimates of equipment we expect to need over this six-year period. The majority of these purchase commitments are contingent upon delivery of technical and functional next generation requirements. If we do not actually need the estimated amount and type of equipment, our financial condition could be adversely affected because we would be obligated to spend money on equipment we do not need, rather than applying it to help grow and develop our business.

Failure to maintain existing and obtain new favorable cable television franchises could adversely affect our ability to grow our business.

We provide cable television service over our networks generally pursuant to cable franchises, permits or licenses typically granted by a municipality or other state or local government controlling the public rights-of-

way. Our ability to grow our business depends on the terms of these cable franchises, including payment obligations and construction requirements. Many cable franchises include specific build-out requirements for the related city or town; if we do not meet these build-out requirements, we may have to seek an extension for the build-out and/or pay additional fees to the franchise authority. Local franchise authorities also can seek to impose regulatory constraints on us and our competitors by local ordinance or as part of a grant or renewal of a franchise. Further, they may seek to impose additional fees or customer service or other requirements, which would increase our expenses in operating our business. We cannot predict whether local franchise authorities will seek to impose additional obligations or constraints on us or be amenable to changes we may wish to make in the franchise terms to accommodate changes in our build-out requirements plans.

Cable franchises often are terminable if the franchisee fails to comply with material terms of the franchise order or the local franchise authority’s regulations. Further, cable franchises generally are for a fixed period of years and must be renewed periodically. Local franchising authorities may resist granting a renewal if they consider either our prospective operating proposal or our past performance to be inadequate. If one of our cable franchises is not renewed or is terminated, our business will be harmed.

Under federal law, our cable franchises are non-exclusive. Our market areas are currently served by at least one incumbent provider. The local franchising authorities can grant cable franchises to competitors who may build networks in our market areas. In addition, under federal law, municipal entities can operate cable television systems without franchises. New competitors in our existing markets or changes to franchise terms could adversely affect our business and financial condition.

Failure to maintain favorable interconnection arrangements could adversely impact our telephone service.

Like most telephone providers, even though we operate our own networks, we rely on other companies to connect our customers with users of telephone service who are not our customers. The interconnection agreements we have with other providers will expire in the near future, and we cannot predict whether replacement agreements will be favorable to us. We access Verizon’s and BellSouth’s telephone networks under interconnection agreements that expired in June 2004 and will expire in June 2006, respectively. We access SBC Communications’ telephone network under an interconnection agreement that expires when SBC Communications’ successor interconnection agreement is completed and becomes effective. We access Valor Telecommunications’ telephone network under an interconnection agreement that is in effect on a month-to-month basis. The SBC Communications interconnection agreement is the subject of an arbitration proceeding before Texas regulatory authorities involving most telephone providers in Texas. If one or more of these interconnection agreements cannot be renewed on favorable terms, there would be an adverse impact on our business unless we can obtain a more favorable interconnection agreement with another company that reaches the relevant users. It is difficult to negotiate favorable agreements, even though the law requires telephone network owners to negotiate interconnection agreements, because the other parties to these agreements are our competitors.

It is generally expected that the law requiring incumbent telephone carriers to negotiate interconnection agreements, the Telecommunications Act of 1996, will continue to undergo changes over the next several years. In particular, provisions of the law relating to access to unbundled network elements, which have changed considerably since 1996, will continue to change. For instance, the FCC in February 2005 issued a decision phasing out access to the unbundled network element platform or UNE-P. Although our present use of UNE-P is quite limited, any one or more of these changes could adversely affect our ability to obtain favorable interconnection agreements, including both with respect to access and cost. We expect the FCC’s recent decision to phase out UNE-P, as well as some of it’s other changes regarding unbundled network elements, to be developed further by, and contested before, the FCC, state public service commissions and courts. We cannot predict the outcome of these changes, the extent to which they may affect our costs or the terms or conditions of our interconnection services. These changes likely will not have the same effects on our competitors who own and operate larger networks than we do, and therefore our ability to compete successfully will be affected as well.

The costs associated with the provision of our services may increase and we may not be able to pass any cost increases on to our customers.

In recent years, the cable industry has experienced increases in the cost of programming, which is one of the most significant costs of operating a cable system, and we expect these increases to continue. Because we have a relatively small base of subscribers, we cannot obtain programming costs comparable to those of the larger cable providers with which we compete despite using the services of a national cooperative that seeks to obtain better pricing on behalf of smaller cable providers nationwide. We may also see increases over time in other costs, such as the fees we pay utility companies for space on their utility poles. If we are unable to pass any programming or other cost increases on to our customers, our results of operations could be adversely affected.

Future technologies may hurt our business or increase our cost of operations.

The development of future technologies may result in new competition in one or more of the services we offer. Other developments may give our competitors a cost advantage or other features we cannot readily match, or require us to make expensive and time-consuming upgrades to our networks to remain competitive. In addition, we may select one technology or one technology provider over another, while our competitors may select different technologies or providers. If we do not choose the technology that turns out to be the most efficient, economic or appealing to customers, our business could be adversely affected.

If we are not able to manage our growth, our business will be harmed.

Our ability to grow will depend, in part, upon our ability to:

•	successfully implement our strategy for offering bundled broadband services;

•	construct facilities;

•	market our services;

•	obtain and maintain on favorable terms any required government authorizations and interconnection agreements;

•	secure any needed financing; and

•	hire and retain qualified personnel.

In addition, as we increase our service offerings and expand within our targeted markets, we will have additional demands on our customer support, sales and marketing, administrative resources and network infrastructure. If we cannot effectively manage our growth, our business and results of operations will be harmed.

Our business could be hurt by natural disasters.

Our success depends on the efficient and uninterrupted operation of our communications services. Our networks are attached to poles and other structures in our service areas. A tornado, hurricane, flood or other natural catastrophe in one of these areas could damage our networks, interrupt our service and harm our business in the affected area.

We could be hurt by future regulation of our industry.

Legislation and implementing regulations in the telecommunications and cable areas continue to be quite complex, and regulation of carrier and Internet services may increase. Future actions by the United States Congress, the FCC, the Federal Trade Commission, state legislatures, state utility commissions, local municipalities and other regulators may adversely impact our business. For example, in the event that any regulation or interpretative rulings increase the costs associated with a particular service, e.g. an increase in the cost of termination telecommunications traffic, due to certain providers failing to meet minimum regulatory guidelines, our business may be adversely impacted.

Difficulties in integrating businesses we have recently acquired or may acquire in the future may demand time and attention from our senior management.

Integrating businesses we have recently acquired or may acquire in the future may involve unanticipated delays, costs and/or other operational and financial problems. Successful integration depends on a number of factors, including our ability to transition acquired businesses to our operational and billing systems and technical specifications. In integrating acquired businesses, we may not achieve expected economies of scale or profitability or realize sufficient revenues to justify our investment. If we encounter unexpected problems at one of the acquired businesses as we try to integrate it into our business, our senior management may be required to expend time and attention to address the problems, which would divert their time and attention from other aspects of our business.

We may require additional funding to cover unforeseen costs, which funding may not be available.

When we expand our networks within our existing markets, introduce new products or services or enter new markets, we project the capital expenditures that will be required based in part on the amount of time necessary to complete the construction of the networks or the introduction of the services and the difficulty of such projects. Although we believe we can complete the build-out of our existing markets without raising additional capital, we may need more money to cover unforeseen costs associated with delays or unforeseen difficulties in connection with the build-out or maintenance of our networks or for other unanticipated reasons. Such financing, if necessary, may not be available on favorable terms or at all. If we cannot obtain additional funds when needed or if cash flow from operations is less than expected, our business and financial condition may be adversely affected.

Expanding into additional markets, either through internal growth or acquisitions, will require additional funding and numerous approvals.

Although currently we do not intend to enter any new markets, we may expand into other attractive markets if the right opportunities arise. However, expansion into additional markets will require significant additional capital, as well as numerous authorizations and approvals such as franchises, construction permits, pole attachment agreements, interconnection agreements and others. Expansion markets may not have the same economics or operating metrics as we have experienced in our existing markets, and may involve more difficult competitive situations or other hurdles.

We could be damaged by the loss of our key personnel.

Our business is currently managed by a small number of key management and operating personnel. While we have an employment agreement with William Morrow, our Chief Executive Officer, we do not have employment agreements with any other employees. Further, we do not maintain “key man” life insurance on any of our employees. If Mr. Morrow or many of the members of our management team were to leave the company, our business could suffer.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report contains statements about future events, including without limitation, information relating to business development activities, as well as capital spending, financing sources and the effects of regulation and increased competition. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements can sometimes be identified by our use of forward-looking words such as “may,” “will,” “anticipate,” “estimate,” “except,” or “intend” and other similar words or phrases. Similarly, statements that describe our objectives, plans or goals are or may be forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be different from any future results, performance or achievements expressed or implied by these statements. You should review carefully all of the information, in this annual report, including the financial statements.

In addition to the risk factors described under the heading “Risk Factors,” the following important factors could affect future results, causing actual results to differ materially from those expressed in the forward-looking statements:

•	our dependence on existing management;

•	the local, regional, national or global economic climate;

•	an act of terrorism in the United States of America; and

•	changes in federal or state telecommunications laws or the administration of such laws.

These factors and the other risk factors discussed in this annual report are not necessarily all of the important factors that could cause our actual results to differ materially from those expressed in any of the forward-looking statements. Other unknown or unpredictable factors also could have material adverse effects on our future results. The forward-looking statements included in this annual report are made only as of the date of this annual report. We cannot assure you that any projected results or events will be achieved. We do not have and do not undertake any obligation to publicly update any forward-looking statements to reflect subsequent events or circumstances.

Employees

As of December 31, 2004, we had approximately 873 full-time employees, other than temporary employees. None of our employees are subject to collective bargaining agreements. We believe that our relations with our employees are good.

ITEM 2.	PROPERTIES

We lease our corporate headquarters and network operations center in San Marcos, Texas, which consists of approximately 67,278 square feet of office space, as well as 8 other office sites in Texas, of approximately 182,477 square feet of office space collectively. We primarily lease the real property sites in each of our markets upon which our network equipment is located, including sites for our head-ends where programming is received via satellite, hubs, network equipment and points of presence. We have rights of way, licenses or other access rights to the real property over which our network fiber crosses, generally under our franchise agreements. With respect to our long-haul network, we lease the real property sites where our switches, network equipment including collocation facilities and points of presence are situated.

ITEM 3.	LEGAL PROCEEDINGS

Both the FCC and the Department of Justice have been and may still be conducting investigations understood to involve billing practices by MCI and related issues involving companies that terminated or otherwise may have handled traffic on behalf of MCI, including those companies participating in MCI’s Least Cost Routing Program. We believe we were a substantial participant in the Least Cost Routing Program. The Department of Justice convened a grand jury in the Southern District of New York as part of its investigation. The grand jury issued document subpoenas to a number of companies in the telecommunications industry, including us. We cooperated with the Department of Justice and produced responsive documents. The FCC issued a letter of inquiry to us and other companies seeking documents and requesting information relating to the above described billing practices and the compliance by such companies, including us, with applicable law and regulations. We responded to the letter of inquiry and produced additional documentation to supplement our answers to certain questions. The FCC may issue additional letters of inquiry in the future, to which we would intend to respond in the same manner. We cannot predict the outcome of these investigations or their duration. If these investigations result in current or prior billing practices being identified as violative of applicable laws or regulations, result in penalties being imposed upon us, result in further proceedings against specific companies, including us, result in changes in the law or regulations that would have an industry-wide effect, or lead to litigation among parties involved in terminating or otherwise routing traffic, the impact could have a material adverse effect on our business and financial condition. There have been no substantial communications, of any kind, on this investigation between the Department of Justice or the FCC and Grande since January 2004.

As a telecommunications company, we are a party to regulatory proceedings in the ordinary course of our business at both the state and federal levels. For example, we along with many other telecommunications companies in Texas are currently a party to a proceeding before the PUCT relating to the terms of SBC Communications’ standard interconnection agreement and an anticipated successor to this interconnection agreement. The proceeding has progressed in two phases, with phase one completed with no changes to the interconnection agreement that materially impacted the company. Phase two issues will be decided in July 2005 are not issues that could, individually, or in the aggregate with any other regulatory proceedings, have a material adverse effect on our business, financial condition or results of operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range for Common Stock

Our stock is not traded on any exchange or quoted on the Nasdaq National Market or any other established trading market. No market makers currently make a market in our stock and we do not plan to engage a market maker. Therefore, there is no established public trading market and no high and low bid information or quotations available. As of December 31, 2004, we had 12,920,366 shares of common stock outstanding.

Dividend Policy

We have never declared or paid any cash dividends on our capital stock and do not anticipate paying cash dividends on our capital stock in the foreseeable future. It is the current policy of our board of directors to retain earnings to finance the expansion of our operations. Future declaration and payment of dividends, if any, will be determined based on the then-current conditions, including our earnings, operations, capital requirements, financial condition, and other factors the board of directors deems relevant. In addition, our ability to pay dividends is limited by the terms of the indenture governing our outstanding senior secured notes.

ITEM 6.	SELECTED FINANCIAL DATA

You should read the data set forth below in conjunction with our consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other financial information appearing elsewhere in this annual report.

	For the Period From Inception (November 17, 1999) through December 31, 2000	For the Year Ended December 31,
		2001	2002	2003	2004
	(Dollars in thousands, except per share amounts and average monthly revenue)
Statement of operations data:
Operating revenues	$38,180	$96,135	$147,423	$181,515	$179,045
Operating expenses:
Cost of revenues	23,306	51,788	79,447	81,900	66,754
Selling, general and administrative	17,603	45,407	63,652	82,050	93,533
Depreciation and amortization	8,328	23,789	33,257	51,990	57,292

Total operating expenses	49,237	120,984	176,356	215,940	217,579

Operating loss	(11,057)	(24,849)	(28,933)	(34,425)	(38,534)
Other income (expense):
Interest income	1,736	1,123	164	154	762
Interest expense	(1,767)	(2,773)	—	(2,887)	(15,189)
Gain (loss) on disposal of assets	51	—	—	(312)	64
Loss on extinguishment of debt	—	—	—	—	(2,145)

Total other income (expense)	20	(1,650)	164	(3,045)	(16,508)

Net loss	$(11,037)	$(26,499)	$(28,769)	$(37,470)	(55,042)

Other financial data:
Net cash provided by (used in) operating activities	13,357	(6,817)	(2,870)	18,923	9,159
Net cash used in investing activities(1)	(127,052)	(96,197)	(40,613)	(78,453)	(71,161)
Net cash provided by financing activities	131,444	98,962	49,443	82,118	60,951
Cash and cash equivalents, end of period	17,749	13,697	19,658	42,246	41,195
EBITDA/Adjusted EBITDA(2)	$(2,486)	$(811)	$4,828	$17,637	$19,043

	For the Period From Inception (November 17, 1999) through December 31, 2000	For the Year Ended December 31,
		2001	2002	2003	2004
	(Dollars in thousands, except per share amounts and average monthly revenue)

Other operating data, end of period:
Marketable homes passed(3)	—	38,600	171,428	277,399	308,913
Customers	—	10,329	52,269	102,740	126,736
Connections:(4)
Cable television	—	6,775	42,230	71,855	83,098
Telephone	—	5,850	42,583	97,288	110,360
Broadband Internet	—	2,414	17,415	38,450	56,184

Total connections	—	15,039	102,228	207,593	249,642

	As of December 31,
	2000	2001	2002	2003	2004
	(Dollars in thousands)
Selected balance sheet data:
Current assets	$27,660	$28,686	$38,730	$65,037	$84,866
Property, plant and equipment, net	100,860	175,663	277,126	298,197	303,536
Total assets	193,353	270,917	460,612	516,691	538,516
Current liabilities	41,118	30,564	27,240	35,496	40,734
Long term debt, net of current portion	25,160	—	34,258	74,583	142,177
Stockholders’ equity	127,075	240,353	395,565	402,170	349,944

	For the Period From Inception (November 17, 1999) through December 31, 2000	For the Year Ended December 31,
		2001	2002	2003	2004
	(Dollars in thousands)
Reconciliation of EBITDA/Adjusted EBITDA:
Net loss as reported	$(11,037)	$(26,499)	$(28,769)	$(37,470)	$(55,042)
Add back non-EBITDA/Adjusted EBITDA items included in net loss
Interest income	(1,736)	(1,123)	(164)	(154)	(762)
Interest expense	1,767	2,773	—	2,887	15,189
Taxes	192	249	504	384	221
Depreciation & Amortization	8,328	23,789	33,257	51,990	57,292
Loss on extinguishment of debt	—	—	—	—	2,145

EBITDA/Adjusted EBITDA	$(2,486)	$(811)	$4,828	$17,637	$19,043

(1)	In 2004, $20 million was moved from cash to short-term investments. The definition of cash equivalents in our indenture includes our short-term investments.

(2)

Net income (loss) before interest income, interest expense, taxes, depreciation and amortization is commonly referred to in our business as “EBITDA.” EBITDA is not a measure of financial performance under generally accepted accounting principles. We believe EBITDA is often a useful measure of a company’s operating performance and is a significant basis used by our management to measure the operating performance of our business. Because we have funded and completed the build-out of our networks by raising and expending large amounts of capital, our results of operations reflect significant charges for depreciation, amortization and interest expense. EBITDA, which excludes this information, provides helpful information about the operating performance of our business, apart from the expenses associated with our physical plant or capital structure. EBITDA is frequently used as one of the bases for comparing businesses in our industry, although our measure of Adjusted EBITDA may not be comparable to similarly titled measures of other companies. EBITDA does not purport to represent operating loss or cash flow from operating activities, as those terms are defined under generally accepted accounting principles, and should not be considered as an alternative to those measurements as an indicator of our performance. In the first quarter of 2004, we wrote off debt issuance costs of approximately $2.1 million associated with the repayment of our senior credit facility following the completion of our senior notes offering. We believe this expense is analogous to amortization and interest expense, and therefore we believe it is more useful to show EBITDA net of this one-time amount because we believe it is a better measure of our operating performance and is more comparable to prior periods. However, because of the nature of the charge, we are referring to our EBITDA for the first quarter of 2004 net of the charge as “Adjusted EBITDA.”

(3)	Marketable homes passed are the number of residential and business units, such as single residence homes, apartments and condominium units, passed by our networks, other than those we believe are covered by exclusive arrangements with other providers of competing services.

(4)	Because we deliver multiple services to our customers, we report the total number of connections for cable television, telephone and broadband Internet service in addition to the total number of customers. We count each cable television, telephone or broadband Internet service purchase as a separate connection. For example, a single customer who purchases cable television, telephone and broadband Internet services would count as three connections. We do not record the purchase of long distance telephone service by a local telephone customer or the purchase of digital cable services by an analog cable customer as additional connections. However, we do record each purchase of an additional telephone line by a local telephone customer as an additional connection. A more detailed discussion is contained below under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Marketable Homes Passed, Penetration, Customers, Connections and Market Level Cash Flow.”

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of our consolidated financial condition and results of operations for the years ended December 31, 2004, 2003 and 2002 and other factors that are expected to affect our prospective financial condition. The following discussion and analysis should be read together with our consolidated financial statements and related notes beginning on page F-1 of this annual report.

Overview

We provide communities in Texas with a bundled package of cable television, telephone and broadband Internet and other services. We operate fully integrated advanced broadband networks in six markets, in eight cities, that pass approximately 308,913 out of approximately 1.4 million marketable homes and small businesses as of December 31, 2004. We had 126,736 residential, small business and enterprise customers as of December 31, 2004. We expect that with existing cash and investments on hand of $61.2 million as of December 31, 2004, and our anticipated cash flow from operations, we will be fully funded to build-out our networks to pass all 1.4 million marketable homes and small businesses. Operating revenues for 2004 were $179.0 million compared to $181.5 million in 2003. We had solid growth in our core business throughout 2004, almost replacing $65.0 million of the lost MCI revenues from 2003.

In July 2000, when our network construction was still in a very early stage, we acquired an established telephone and data network that served as the platform for our provision of residential telephone and broadband Internet services and that still provides network services revenues. This acquisition initially provided a significant portion of our revenues and became the foundation of our business while we moved forward with the construction of our broadband networks. Since 2001, as our network construction proceeded and the number of bundled services customers has grown, we have derived an increasing percentage of our revenues from our retail cable television, telephone and broadband Internet and other services and we expect this trend to continue.

Since inception, we have been funded primarily with private equity investments. Between February 2000 and October 2003, we completed a series of private placements of our preferred stock, raising aggregate gross proceeds of $338.2 million from the sale of our capital stock. The net proceeds from these private placements have been used to fund our network buildout, operations, and our acquisitions, which are described below under the heading “Acquisitions.” As a result of equity investments and mergers where stock was used as consideration, we now have $508 million of total invested equity capital and a base of over 20 institutional private equity investors. We have incurred net losses for the past three years and expect to continue to incur net losses for the next few years. However, we did achieve positive EBITDA in 2002 and 2003 and positive Adjusted EBITDA in 2004. See “EBITDA/Adjusted EBITDA” below for a discussion of this non-GAAP measure of our operating performance as well as our use of Adjusted EBITDA in 2004.

On March 23, 2004, we raised net proceeds of $124.5 million in a private placement of 136,000 units each consisting of 14% senior secured notes due 2011 and a warrant to purchase 100.336 shares of our common stock. We used a portion of the net proceeds from the offering to repay all amounts outstanding under our then-existing senior credit facility. That facility was terminated upon repayment and we are not able to borrow any further amounts thereunder.

Acquisitions

The following is a summary of the six major acquisitions that we have completed since inception. Each of our acquisitions has been strategic in nature, either enhancing our capabilities, expanding our network coverage or reducing our anticipated future capital expenditures. We include the operating results of each of our acquisitions in our financial statements beginning on the date of consummation of the acquisition.

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

US OnLine

Between December 2001 and October 2002, we completed a series of transactions in which we purchased certain assets from US OnLine consisting of certain right of entry agreements, property and equipment located in Texas for approximately $13.2 million in cash. These transactions provided us with an established customer base of approximately 15,000 connections and exclusive long-term service rights to MDUs in Austin and San Antonio. US OnLine was a provider of bundled cable television, telephone and broadband Internet services.

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

Marketable Homes Passed, Customers, Connections and Market Level Cash Flow

We report marketable homes passed as the number of residential and business units, such as single residence homes, apartments and condominium units, passed by our networks other than those we believe are covered by exclusive arrangements with other providers of competing services. As of December 31, 2004, our networks passed 308,913 marketable homes and we had 126,736 residential, small business and enterprise customers.

Because we deliver multiple services to our customers, we report our total number of connections for telephone, cable television and broadband Internet and other services in addition to our total number of customers. We count each telephone, cable television and broadband Internet and other service purchase as a separate connection. For example, a single customer who purchases cable television, telephone and broadband Internet service would count as three connections. Similarly, a single customer who purchases our broadband Internet service and our wireless security service would count as two connections. We do not record the purchase of long distance telephone service by a local telephone customer or digital cable services by an analog cable customer as additional connections. However, we do record each purchase of an additional telephone line by a local telephone customer as an additional connection. As of December 31, 2004, we had 249,642 connections.

Operating cash flow at the market level reflects revenue, cost of revenue and some expenses that we are able to specifically identify as directly related to the operation of that market. We follow the same approach in allocating cost of revenue at the market level as we do for cost of revenue allocation in general, as described below under the caption “—Costs and Expenses—Cost of Revenues.” In addition, we do not include centralized customer service expenses or corporate general and administrative expenses in determining market level operating cash flow. Because we provide services in all markets and to network service customers using a common network infrastructure, we do not track assets or liabilities at the market level. Our method of determining operating cash flow at the market level may not be comparable to approaches of other companies. Use of a different method of determining operating cash flow at the market level could change the operating cash flow at the market level, but not our overall operating cash flow. Based upon this method of allocating cost of revenue and excluding certain corporate expenses, we believe that each of our markets has achieved positive operating cash flow.

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

Bundled services revenues—cable television, telephone, broadband Internet and other. We typically provide cable television, telephone and broadband Internet and other services on a bundled basis for fixed monthly fees billed in advance, with the amount of the monthly fee varying significantly depending upon the particular bundle of services provided. We also charge usage-based fees for additional services, such as pay-per-view movies that involve a charge for each viewing and long-distance services that involve charges by the number of minutes of use. We generally bill for these usage-based services monthly in arrears. We generate revenues from one-time charges for the installation of premises equipment. Most of our bundled offerings include fees for equipment rental, although in some instance we sell modems to customers. We also charge monthly or one-time fees for additional services, including advertising. We collect from our cable customers and include in our gross revenues the fees payable to cable franchise authorities, which are usually 5% of our revenues from cable subscriptions. We began offering security services as part of our bundle in June 2004. We sell all wireless security premise equipment to new customers at installation. The security revenue is now included in broadband Internet and other.

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

Changes in Revenues

MCI Contract. From July 2000 to October 2003, a significant portion of our revenues was generated under a network services contract pursuant to which we provided carrier services to MCI. This contract generated approximately $66.7 million, $73.3 million and $65.0 million, or 70%, 50% and 36%, of our consolidated revenues for the years ended December 31, 2001, 2002 and 2003, respectively. The agreement with MCI was terminated in the fourth quarter of 2003 as part of MCI’s bankruptcy proceedings. MCI emerged from bankruptcy proceedings in April of 2004. We received a settlement from MCI during these proceedings as a result of minimum purchase requirements under this agreement. We recorded approximately $2.5 million of revenue in the second quarter of 2004, which was 1% of 2004 revenues. We do not expect to receive any further revenue from MCI under this agreement.

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

Operating Data

	Quarter Ended
	December 31, 2003	March 31, 2004	June 30, 2004	September 30, 2004	December 31, 2004
Operating Data:
Marketable homes passed(1)	277,399	280,959	288,258	297,697	308,913
Customers(2)(4)	102,740	110,790	115,275	120,243	126,736
Number of connections(3)
Cable television	71,855	75,255	78,244	81,642	83,098
Telephone	97,288	101,347	104,954	108,418	110,360
Broadband Internet and other	38,450	43,142	47,440	51,476	56,184

Total connections	207,593	219,744	230,638	241,536	249,642
Average monthly revenue per(4):
Customer(5)	$84.60	$87.14	$85.75	$85.32	$82.87
Cable television	44.20	46.03	46.59	46.00	45.63
Telephone	41.66	44.12	43.86	43.84	42.38
Broadband Internet and other	37.49	35.94	35.49	34.40	34.50

(1)	Marketable homes passed increased by 3,560 from December 31, 2003 to March 31, 2004, although the build-out of our network passed 5,914 new marketable homes in the same period. The 2,354 difference arose from a first quarter 2004 database clean-up on legacy information from acquisitions completed in 2003.

(2)	Grande acquired Advantex on October 27, 2003, which had approximately 30,000 customers. Customers increased by 8,050 from December 31, 2003 to March 31, 2004, although the company completed a database clean-up on legacy information from acquisitions completed in 2003 that resulted in an upward adjustment in the customer count resulting in 1,900 additional previously uncounted customers in the quarter ending March 31, 2004.

(3)	Total connections include a decrease of approximately 1,500 connections in the Advantex market that occurred in the first quarter related to database clean-up.

(4)	Several items had impacted our revenue per customer and our revenue per connection in the fourth quarter 2004 compared to the third quarter 2004. First, we offer special events such as boxing to our cable customers, and the revenue from these events fluctuates quarter to quarter based on event timing. Cable revenue per connection decreased by $0.37 from the third quarter to the fourth quarter, of which 89% of the change was related to these special events. The associated impact on revenue per customer was $0.23, or 9% of the revenue per customer change. Additionally, we recognize revenues from carrier access billings related to our phone business, and we completed a one-time true up in Dallas in the fourth quarter that negatively impacted phone revenue per connections by $1.05 and revenue per customer by $0.98. This correction related to 72% of the phone revenue per connection change and 40% of the revenue per customer change. Finally, we adjusted our customer count to rightly account for all of our off-net customers. The change added 1,321 customers and impacted revenue per customer negatively by $0.83, accounting for 34% of the revenue per customer change from the third quarter to the fourth quarter. As of December 31, 2004, 3.7% of our customers and 2.2% of our connections were off-net.

(5)	If the 1,900 customer adjustment discussed in footnote (2) had occurred in December 2003 the average monthly revenue per customer would have been $85.50 for the quarter ended March 31, 2004.

Results of Operations

The following table sets forth financial data as a percentage of operating revenues for the years ended December 31, 2002, 2003 and 2004.

	Years ended December 31,
	2002	2003	2004
Consolidated Financial Data:
Operating revenues:
Cable television	9%	16%	24%
Telephone	7	15	31
Broadband Internet and other	3	6	11
Broadband transport services	6	5	6
Network services	75	58	28

Total operating revenues	100	100	100
Operating expenses:
Cost of revenues	54	45	37
Selling, general and administrative	43	45	52
Depreciation and amortization	23	29	32

Total operating expenses	120	119	121

Operating (loss) income	(20)	(19)	(21)
Other income (expense):
Interest income	—	—	—
Interest expense	—	(2)	(8)
Gain/(loss) on disposal of assets	—	—	—
Loss on extinguishment of debt	—	—	(1)

Total income (expense)	—	(2)	(9)

Net loss	(20)%	(21)%	(30)%

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Operating Revenues. Our operating revenues for 2003 and 2004 were $181.5 million and $179.0 million, respectively, a decrease of $2.5 million, or 1%. This decrease is a result of the loss of the MCI agreement, which $65 million of revenue in 2003. The MCI revenue loss was partially offset by growth in bundled services, broadband transport, and non-MCI network services as well as the acquisition of Advantex. Operating revenues for our cable television services for 2003 and 2004 were $28.3 million and $43.1 million, respectively, an increase of $14.8 million, or 52%. Operating revenues for our telephone services for 2003 and 2004 were $27.9 million and $54.6 million, respectively, an increase of $26.7 million, or 96%. Operating revenues for our broadband Internet and other services for 2003 and 2004 were $10.5 million and $19.8 million, respectively, an increase of $9.3 million, or 89%. The increased revenues for cable television, telephone and broadband Internet are primarily due to growth in the number of connections, from 207,593 as of December 31, 2003 to 249,642 as of December 31, 2004, the effect of a full year of revenue from Advantex customers and, to a much lesser extent, from rate increases. The additional connections and revenues resulted primarily from the continued construction of our broadband networks, continued penetration growth of marketable homes in our markets and from our acquisition of Advantex. Our acquisition of Advantex was completed in October 2003 and added approximately 58,000 connections.

Operating revenues for our broadband transport services increased from $8.2 million in 2003 to $10.1 million in 2004 primarily due to the acquisition of C3 in March 2003 and new customer growth. Operating revenues for 2003 and 2004 from network services were $106.6 million and $51.4 million, respectively, a decrease of $55.2 million, or 52%. This decrease is due to a loss of revenue generated from our agreement with MCI, which terminated in the fourth quarter of 2003. Included in revenue for 2004 is $2.5 million related to the second quarter settlement of the MCI agreement. We do not expect to receive any further revenue from MCI under that agreement. See “— Changes in Revenues” and “—Critical Accounting Policies and Estimates—Revenue Recognition.”

Cost of Revenues. Our cost of revenues for 2003 and 2004 were $81.9 million and $66.8 million, respectively, a decrease of $15.1 million, or 18%. The decrease in our cost of revenues is primarily due to the decline in revenues from network services, partially offset by the growth of costs related to increased connections in our bundled services offerings. Cost of revenues decreased as a percentage of revenues from 45% in 2003 to 37% in 2004, reflecting the increasing percentage of our total revenues derived from our bundled service offerings. Cost of revenues associated with our cable television, telephone, broadband Internet and other services generally are significantly lower as a percentage of revenues than those associated with network services.

Our gross margin for 2004 for our bundled cable television, telephone and broadband Internet and other services was 73%, compared with 68% for 2003. The increase is due primarily to a change in the mix of connections, as we added more telephone and broadband Internet and other service connections versus cable television connections. Both telephone and broadband Internet and other service products carry a somewhat higher gross margin than the cable television product because of the programming costs associated with cable television. For broadband transport services, our gross margin for 2004 was 83%, compared with 75% for 2003. This increase is due to increased usage of excess capacity on the fixed cost portions of our network. For network services, our gross margin for 2004 was 36%, compared with 45% for 2003. In the fourth quarter of 2003 our contract with MCI was terminated. The resulting loss of traffic left us with excess capacity on the network as well as changing the mix of services provided, both of which decreased network services gross margin. Without the effect of the MCI settlement, network services gross margin for 2004 was 33%.

We expect that our overall gross margin will continue to rise as the percentage of revenues derived from our cable television, telephone, broadband Internet and other services and our broadband transport services, which are higher-margin services, increases in accordance with our business plan. Our gross margins are determined based on an allocation of cost of revenues among our products. Our method of allocating costs and therefore, of computing margin, may not be comparable to approaches of other companies. Use of a different method of allocation could change the margin associated with each product, although the overall gross margin would not be affected.

Selling, General and Administrative Expense. Our selling, general and administrative expense for 2003 and 2004 was $82.1 million and $93.5 million, respectively, an increase of $11.4 million, or 14%. The increase is primarily due to the expenses associated with the operations acquired from Advantex in October 2003. Selling, general and administrative expense increased as a percentage of revenues to 52% primarily as a result of the Advantex acquisition. We expect our selling, general and administrative expense to increase as a result of the growth of our business and customer base, and decrease over time as a percentage of revenue.

Depreciation and Amortization Expense. Our depreciation and amortization expense for 2003 and 2004 was $52.0 million and $57.3 million, respectively, an increase of $5.3 million, or 10%. The increase is principally due to increased depreciation due to the expansion of our constructed and acquired network. Additionally, $2.3 million of the depreciation expense increase is due to a recalculation of inception to date accumulated depreciation in the fourth quarter of 2004. We expect depreciation and amortization expense to continue to increase as we make additional capital expenditures to construct and expand our networks in our existing markets.

Interest Expense. For 2003 and 2004, our interest expense, which includes interest incurred net of capitalized interest, was $2.9 million and $15.2 million, respectively. Our interest expense increased as a result of interest accrued related to the senior secured notes issued in March of 2004. For 2003 and 2004, we had capitalized interest of $2.2 million and $2.9 million, respectively.

Write-Off Due to Repayment of Credit Facility. During 2004, we completed a private placement of our senior notes. Concurrent with this offering we repaid $64.8 million to extinguish our senior credit facility. We wrote off debt issuance costs of approximately $2.1 million associated with this repayment.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Operating Revenues. Our operating revenues were $181.5 million in 2003, compared with $147.4 million in 2002, an increase of $34.1 million, or 23%. Operating revenues for our cable television services were $28.3 million in 2003, as compared with $13.2 million in 2002, an increase of $15.1 million, or 115%. Operating revenues for our telephone services were $27.9 million in 2003, as compared with $10.0 million in 2002, an increase of $17.9 million, or 179%. Operating revenues for our broadband Internet services were $10.5 million in 2003, as compared with $3.8 million in 2002, an increase of $6.7 million, or 173%. The increased revenues for cable television, telephone and broadband Internet are primarily due to growth in the number of connections, from 102,228 as of December 31, 2002 to 207,593 as of December 31, 2003 and to a much lesser extent from rate increases. The additional connections resulted primarily from the continued construction of our broadband networks and penetration of marketable homes in our markets and from our acquisitions of ClearSource, TXU and Advantex. Our acquisition of ClearSource was completed in June 2002 and added approximately 51,000 connections. Our acquisition of TXU was completed in March 2003 and added approximately 5,000 connections. Our acquisition of Advantex was completed in October 2003 and added approximately 58,000 connections.

Operating revenues for our broadband transport services were $8.2 million in 2003, as compared with $8.1 million in 2002. This is principally due to our acquisition of C3 Communications in March 2003, but was offset by a reduction in relevant construction services in 2003. The increase in operating revenues from cable television, telephone, broadband Internet and broadband transport services was partially offset by a decline in the revenues from network services, which were $106.6 million in 2003, as compared with $112.0 million in 2002, a decrease of $5.4 million, or 5%. The decrease is primarily from a decline in the revenues generated from our agreement with MCI, which generated approximately $73.3 million in 2002 and approximately $65.0 million in 2003. We do not expect to receive any further revenue from MCI under that agreement, other than the amounts payable in the settlement with MCI when MCI emerges from bankruptcy. See “—Critical Accounting Policies and Estimates—Revenue Recognition.”

Cost of Revenues. Our cost of revenues were $81.9 million in 2003, compared with $79.4 million in 2002, an increase of $2.5 million, or 3%. The increase in our cost of revenues also results from the increase in connections due to internal growth and acquisitions, and we expect our cost of revenues to continue to increase as we add more connections. Cost of revenues decreased as a percentage of revenues from 54% to 45%, reflecting the increasing percentage of our total revenues derived from our bundled service offerings. Cost of revenues associated with our cable television, telephone and broadband Internet services generally are significantly lower as a percentage of revenues than those associated with our carrier, data and other network services, which we believe is due to the greater number of competitor networks over which network services can be provided.

Our gross margin for 2003 for our bundled cable television, telephone and broadband Internet services was 68%. For broadband transport services, our gross margin for 2003 was 75%, and for network services, our gross margin for 2003 was 45%. We expect that our overall gross margin will rise as the percentage of revenues derived from our cable television, telephone and broadband Internet services and our broadband transport services, which are higher-margin services, increases in accordance with our business plan. Our margins are determined based on allocation of cost of revenues among our products, as discussed above. Our method of allocating costs and therefore, of computing margin, may not be comparable to approaches of other companies. Use of a different method of allocation could change the margin associated with each product, although the overall gross margin would not be affected. We began using a different allocation method in 2003 and our gross margins for each of our products in 2002 and before are not comparable to those of 2003 and accordingly are not being reported.

Selling, General and Administrative Expense. Our selling, general and administrative expense was $82.1 million in 2003, compared with $63.7 million in 2002, an increase of $18.4 million, or 29%. The increase is primarily due to a full year in 2003 of expenses associated with the increase in the number of employees as a result of the ClearSource acquisition in June 2002, and to a lesser extent the acquisition of Advantex in October 2003. Selling, general and administrative expense increased slightly as a percentage of revenues to 45%. We expect our selling, general and administrative expense to increase as a result of the growth of our business and customer base and our acquisition of Advantex.

Depreciation and Amortization Expense. Our depreciation and amortization expense was $52.0 million in 2003, compared with $33.3 million in 2002, an increase of $18.7 million, or 56%. The increase is principally due to depreciation expense with respect to continued expansion of our broadband networks. We expect depreciation and amortization expense to continue to increase as we make additional capital expenditures to construct and expand our networks in our existing markets.

Interest Expense. In 2003, our interest expense, which includes interest payments net of capitalized interest, was $2.9 million, compared with interest expense of $0 in 2002. Our interest expense increased as a result of borrowings in 2003 under our then-existing senior credit facility. We had capitalized interest of $2.2 million in 2003 and $2.6 million in 2002.

EBITDA/Adjusted EBITDA

We measure our operating performance on net income (loss) before interest income, interest expense, taxes, depreciation and amortization, referred to as “EBITDA.” EBITDA is not a measure of financial performance under generally accepted accounting principles. We believe EBITDA is often a useful measure of a company’s operating performance, and is a significant basis used by our management to measure the operating performance of our business.

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

Adjusted EBITDA was $4.8 million, $17.6 million and $19.0 million for 2002, 2003 and 2004, respectively. The increase is primarily due to addition of new customers, added both through acquisitions and the build-out of our networks over such periods.

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

The reconciliation of EBITDA/Adjusted EBITDA to net loss is as follows:

	Year Ended December 31,
	2002	2003	2004
	(Dollars in thousands)
Net loss as reported	$(28,769)	$(37,470)	$(55,042)
Add back non-EBITDA/Adjusted EBITDA items included in net loss:

Interest income	(164)	(154)	(762)
Interest expense	—	2,887	15,189
Taxes	504	384	221
Depreciation and amortization	33,257	51,990	57,292

EBITDA	4,828	17,637	16,898
Loss on extinguishment of debt	—	—	2,145

Adjusted EBITDA	$4,828	$17,637	$19,043

Liquidity and Capital Resources

Sources and Uses of Funds

Since inception, we have raised an aggregate of $338 million in equity funding from institutional private equity investors and others to pursue our business plan. As a result of such stock issuances and the ClearSource merger, we have a total of $508 million of total invested equity capital. Funds raised have been used to construct our networks, to make acquisitions, to launch services in our new markets and for working capital and operating expenses.

On March 23, 2004, we issued $136.0 million principal amount at maturity of senior secured notes with fixed interest payable at a rate of 14% per annum. We refer to these notes as the outstanding notes. Interest on the senior notes is payable semi-annually each April 1 and October 1 beginning October 1, 2004. We used a portion of the net proceeds from the issuance of the senior notes to repay all amounts outstanding under our then-existing senior credit facility. The senior credit facility was terminated upon repayment and we are not able to borrow any further amounts thereunder. In connection with the payment and termination of the senior credit facility, we recorded $2.1 million of debt extinguishment expenses, including accelerated amortization of debt issuance costs and other expenses of $1.5 million.

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

At December 31, 2004, we had total cash and cash equivalents of $41.2 million, short-term investments of $20 million and $142.2 million of long-term debt outstanding.

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

Cash Flows from Operating Activities

Our net cash provided by (used in) operating activities for 2002, 2003 and 2004 was $(2.9) million, $18.9 million and $9.2 million, respectively. Overall, the decrease in cash flow is primarily due to the loss of the MCI contract, as well as the cash used to satisfy the related working capital liabilities associated with providing service under that contract. On December 31, 2004, we had a $4.8 million balance in accrued liabilities related to the accrued interest of our senior secured notes, which will be paid on April 1, 2005.

Cash Flows from Investing Activities

Our net cash used in investing activities for 2002, 2003 and 2004 was $40.6 million, $78.5 million and $71.2 million, respectively. These net cash outflows are primarily due to the build-out of our network, as well as the acquisitions of assets from TXU and C3 Communications in March 2003 and Advantex in October 2003. Additionally, we invested $20 million in short-term securities in 2004, which our indenture includes in the definition of cash and cash equivalents.

Cash Flows from Financing Activities

Our net cash provided by financing activities for 2002, 2003 and 2004 was $49.4 million, $82.1 million and $61.0 million, respectively. Cash flows from financing activities in 2003 consisted primarily of borrowings on our senior credit facility. We paid the outstanding amount of $64.8 million on our senior credit facility with a portion of the net proceeds of $123.8 million received from our 14% Senior Secured Notes offering in March of 2004.

Capital Expenditures

We spent approximately $45.0 million, $46.3 million and $50.8 million in capital expenditures, including capitalized interest, but excluding assets acquired under capital leases, during 2002, 2003 and 2004, respectively. The indenture governing our outstanding senior notes prohibits us from exceeding $50.0 million of capital expenditures, defined to exclude capitalized interest and include assets under capital lease, except for the capital lease on our headquarters, in 2004. Our capital expenditures, as defined in our indenture, were $48.5 million for 2004, which is $1.5 less than the covenant of $50 million. This $50.0 million cap on our capital expenditures only applied to us during the fiscal year ended December 31, 2004, and therefore we no longer are subject to this covenant. Now that the $50.0 million cap no longer applies, the indenture governing the notes only prohibits us from making capital expenditures when the aggregate amount of the cash and cash equivalents held by us (after giving effect to such planned capital expenditure) would be less than $20 million. The capital expenditures amounts described above relate to network construction, installation costs, the purchase of customer premise equipment, such as cable set-top boxes and cable modems, and corporate and network equipment, such as switching and transport equipment, and billing and information systems.

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

Purchase Agreements. We may be required to purchase a minimum of $42.7 million of equipment from some of our suppliers between January 2005 and December 2010. We entered into these agreements based upon estimates of equipment we expect to need over this six-year period. The majority of these purchase commitments are contingent upon delivery of technical and functional next generation requirements. If we do not actually need the estimated amount and type of equipment, our financial condition could be adversely affected because we would be obligated to spend money on equipment we do not need, rather than applying it to help grow and develop our business.

The following table represents our contractual obligations as of December 31, 2004, and therefore does not include payments subsequent to December 31, 2004:

	Payments Due by Period
Contractual Obligations	2005	2006	2007	2008	2009	2010 & Beyond	Total
	(In thousands)
Capital lease obligations	$1,797	$1,769	$1,616	$1,559	$1,559	$21,310	$29,610
Operating lease obligations	4,336	3,748	3,229	2,682	2,284	13,032	29,311
Maintenance obligations	1,033	1,033	1,033	1,033	1,033	11,068	16,233
Purchase obligations	1,135	—	—	5,600	—	36,000	42,735

Total	$8,301	$6,550	$5,878	$10,874	$4,876	$81,410	$117,889

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

We have entered into contracts with various entities to provide us with video programming services. We pay a monthly fee for those services, generally based on the average number of video subscribers to that service during the service period. We estimate programming fees to be approximately $29.0 million in 2005.

We have entered into numerous franchise agreements with municipalities in Texas. These agreements provide for, among other items: payment of a stated percentage of revenue, typically 5%, on a quarterly basis, the maintenance of deposits and corporate surety bonds up to $1 million, and the contribution of funds by us of up to $4 million to provide facilities and equipment related to public access channels. These agreements have various terms, ranging between 5 and 9 years, with additional renewal periods. We anticipate making significant payments with respect to these franchise agreements and the build-out of our networks during 2005 and beyond.

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

Judgment is required to determine the extent to which indirect costs, or overhead, are incurred as a result of specific capital activities, and therefore should be capitalized. We allocate overhead based upon the portion of indirect costs that contribute to capitalizable activities using an overhead rate applied to the amount of direct labor capitalized based upon our analysis of the nature of costs incurred in support of capitalizable activities. The primary costs that are included in the determination of overhead rates are (i) employee benefits and payroll taxes associated with capitalized direct labor, (ii) direct variable costs associated with capitalizable activities, consisting primarily of installation and construction vehicle costs, (iii) the cost of support personnel, such as personnel who directly assist with capitalizable installation activities, and (iv) indirect costs directly attributable to capitalizable activities. For 2002, 2003 and 2004, $10.5 million, $9.3 million and $10.0 million of labor and overhead costs were capitalized, respectively.

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

We performed a goodwill impairment test as of October 1, 2004. This test was performed in accordance with Statement of Financial Accounting Standards, or SFAS, No. 142—Goodwill and Other Intangible Assets, which we adopted effective January 1, 2002. SFAS No. 142 recognizes that since goodwill and certain intangible assets may have indefinite useful lives, these assets are no longer required to be amortized but are to be evaluated at least annually for impairment. An independent appraisal firm was used for this analysis. The analysis reached the conclusion that the estimated fair value exceeded the carrying value, so no impairment existed. The estimated fair value was determined based on a discounted cash flow analysis and review of multiples for comparable companies. The assumptions used in the valuation testing have subjective components, including anticipated future operating results and cash flows based on our business plan and overall expectations as to market and economic considerations. Based on the results of this test we recorded no impairment loss for 2004.

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

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS 123 (revised 2004), Share-Based payment, (SFAS 123R). SFAS 123R addresses the accounting for share-based payments to employees, including grants of employee stock options. Under the new standard, companies will no longer be able to account for share-based compensation transactions using the intrinsic method in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. Instead, companies will be required to account for such transactions using a fair-value method and recognize the expense in the consolidated statement of operations. SFAS 123R will be effective for the first period beginning after December 15, 2005. We have not yet determined which fair-value method and transitional provision we will follow. However, we expect that the adoption of SFAS 123R will have a significant impact on our results of operations. We do not expect that the adoption of SFAS 123R will impact our overall financial position. See Stock Based Compensation in Note 2 for the pro forma impact on net income and net income per share from calculating stock-based compensation costs under the fair value alternative of SFAS 123. However, the calculation of compensation cost for share-based payment transactions after the effective date of SFAS 123R may be different from the calculation of compensation cost under SFAS 123, but such differences have not yet been quantified.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Item 8 is incorporated by reference to pages F-1 through F-24 herein.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer, who is our principal executive officer, and our Chief Financial Officer, who is our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2004. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to Grande, including its consolidated subsidiaries, required to be included in this report and the other reports that we file or submit under the Securities Exchange Act of 1934.

During the fiscal year, there have been no changes in our internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

The following table sets forth the name and age of each director, indicating all positions and offices with our company currently held by the director:

Name	Age	Position
James M. Mansour(3)(4)	45	Chairman of the Board of Directors
William E. Morrow	42	Chief Executive Officer, Vice Chairman of the Board
Duncan T. Butler, Jr.(2)(3)	42	Member, Board of Directors
James M. Hoak, Jr.(1)(4)(5)	61	Member, Board of Directors
John C. Hockin(1)(5)	34	Member, Board of Directors
David C. Hull, Jr.(1)(2)(5)	60	Member, Board of Directors
Brian Landrum	43	Member, Board of Directors
William Laverack, Jr.(2)(3)(4)	48	Member, Board of Directors

(1)	Member of the audit committee.

(2)	Member of the compensation committee.

(3)	Member of the finance committee.

(4)	Member of the nominating committee.

(5)	Audit Committee Financial Expert

Set forth below are descriptions of the backgrounds of each of our directors.

James M. Mansour has served as a member of our Board of Directors since August 2000 and became Chairman of our Board of Directors in January 2004. Mr. Mansour currently serves as CEO and Chairman of Clearwire Holdings, Inc. In March 1991, Mr. Mansour co-founded National Telecommunications of Florida, which was purchased by MCI in 1999. He then co-founded NationalTel in 1992, which was sold to Intermedia Communications, Inc. in 1998. Mr. Mansour also currently serves on the board of directors of ATX Technologies, CEO America and Clearwire Technologies. Mr. Mansour received his BBA from Millsaps College and his JD from Tulane University School of Law.

William E. Morrow founded Grande Communications, Inc. in October 1999 and has served as a member of our Board of Directors since that time. Previously, Mr. Morrow served in various positions at Knology, Inc., including as president, chief executive office, vice chairman and director. Mr. Morrow was a founding member and director of ClearSource, Inc. since its inception. He also served as senior vice president and general manager of network alliances for UtiliCom Networks. Mr. Morrow received his BBA in Marketing from the University of Texas at San Antonio. Mr. Morrow was UTSA’s Alumnus of the Year in 2002 and received both Austin’s and San Antonio’s “Forty Under 40” business award in 2001 and 2002.

Duncan T. Butler, Jr. has served as a member of our Board of Directors since February 2000. Mr. Butler currently serves as managing director of Centennial Ventures and as a managing director of Prime New Ventures. Mr. Butler currently also serves on the board of directors of Masergy Communications, Inc., Covaro Networks Inc. and Hoak Media. Mr. Butler received his BBA and his MBA from the University of Texas at Austin and his JD from the University of Texas School of Law.

James M. Hoak, Jr. has served as a member of our Board of Directors since February 2000. Mr. Hoak has served as chairman of Hoak Media, LLC (television broadcaster) since its formation in August 2003. He also has served as chairman and a principal of Hoak Capital Corporation, a private equity investment firm, since

September 1991. Mr. Hoak served as chairman of Heritage Media Corporation until its sale in 1997. Mr. Hoak currently serves on the board of directors of PanAmSat Corporation, Pier 1 Imports, Inc., Da-Lite Screen Company, Inc. and Texas Industries, Inc. Mr. Hoak received his BA from Yale and his JD from Stanford Law School.

John C. Hockin has served as a member of our Board of Directors since November 2002. Mr. Hockin is a partner of Whitney & Co. and helped found Whitney’s west coast office in San Francisco. He currently also serves on the board of directors of Interactive Health, Inc. and a number of other private companies. Mr. Hockin received his BA from Yale and his MBA from the Stanford Business School.

David C. Hull, Jr. has served as a member of our Board of Directors since February 2000. Mr. Hull is a managing director of Centennial Ventures. Mr. Hull previously served as a managing general partner of Criterion Venture Partners, the venture arm of TransAmerica. Prior to joining Criterion, he was senior vice president of finance, treasurer and director of General Leisure Corporation and a vice president of Texas Capital Corporation. Mr. Hull currently serves on the board of directors of Centennial Holdings I, LLC., ClearLinx Network Corporation and VGS Liquidating Company. Mr. Hull received his BS in Chemical Engineering and his MBA from the University of Texas at Austin.

Brian Landrum is SVP, Commercial and Retail Operations, IT for Reliant Energy. In that role, he is responsible for commercializing the company’s generation assets including longer-term origination activities. He is also responsible for the company’s customer service, billing, credit and collections, and information technology needs. Mr. Landrum earned his BS in Industrial Engineering from Stanford University and his MBA from the University of Chicago.

William Laverack, Jr. has served as a member of our Board of Directors since May 2001. Mr. Laverack is a managing partner of Whitney & Co., which he joined in 1993. He currently serves on the board of directors of Knology, Inc., as well as Aramiska Group BV, Cambium Learning and a number of other private companies. Mr. Laverack received his BA from Harvard College and his MBA from the Harvard Business School.

Executive Officers

The following table sets forth the name and age of each executive officer, indicating all positions and offices with our company currently held by the executive officer (1,2):

Name	Age	Position
William E. Morrow	42	Chief Executive Officer, Vice Chairman of the Board
Joe C. Ross	36	President
Martha E. Smiley	57	Executive Vice President, Corporate Policy and Services
Michael L. Wilfley	49	Chief Financial Officer
Andrew Kever	55	Senior Vice President, General Counsel and Secretary

(1)	W.K.L. “Scott” Ferguson, Jr. served as Executive Vice President, Retail Services until January 2005.

(2)	Jerry James served as President until June 2004, and served as Executive Vice President, Enterprise Services until February 2005.

Set forth below are descriptions of the backgrounds of each of our executive officers, other than Mr. Morrow, whose position and background is described above.

Joe C. Ross has served as our President since October 2004. Prior to that, he has served as Executive Vice President, Network Engineering & Operations and as Vice President of Construction and Engineering. Mr. Ross

is the former director of operations of J.R.’s Cable Services, Inc., a nationwide company with offices in Austin, Las Vegas, Washington, D.C. and Houston. While at J.R.’s Cable Services, Mr. Ross successfully bid, managed and executed the installation of 7,000 miles of new network build and 18,000 miles of network upgrade for the company. Mr. Ross has worked with leading communications companies, including Level 3 Communications, RCN Communications, TimeWarner Cable, Comcast, Espire and Cox Cable. He received his BBA degree from the University of Texas at Austin.

Martha E. Smiley has served as our Executive Vice President, Corporate Policy and Services since July 2000. Ms. Smiley brought with her more than 30 years of experience in law, business and public affairs. Previously, Ms. Smiley founded and was the president of the business and public affairs consulting firm of Triad, Inc. Prior to Triad, she was a founding partner of the law firm Bickerstaff, Heath & Smiley, L.L.P., where she specialized in law and regulatory affairs impacting emerging technology and communications businesses. Ms. Smiley serves on the board of directors of SafePlace Foundation, KLRU Public Television (as Chairman), Texas Foundation for Women’s Resources and Leadership Texas and Leadership America. Ms. Smiley earned her BA in Sociology from Baylor University and her JD from the University of Texas Law School.

Michael L. Wilfley has served as our Chief Financial Officer since July 2000. Mr. Wilfley has over 18 years experience as a chief financial officer, including six years as a chief financial officer in the telecommunications industry. Previously, Mr. Wilfley was the chief financial officer of Thrifty Call, Inc., where he was responsible for the capital markets and mergers and acquisitions efforts that led to our eventual acquisition of Thrifty Call. Prior to working for Thrifty Call, Mr. Wilfley served as the chief financial officer for Littlefield Real Estate Co., a private investment company. Mr. Wilfley serves on the board of directors of Littlefield Corporation. Mr. Wilfley is a certified public accountant and a graduate of the University of Texas at Austin.

Andrew Kever has served as our Senior Vice President, Secretary and General Counsel since September 2000. He has practiced law for more than 28 years in both the public and private sectors. Mr. Kever served in the public realm as General Counsel and Executive Assistant for the Governor of Texas and also served as special assistant attorney general and chief of Texas’ energy division for four years, where he was lead counsel for Texas in federal and state energy policy matters. He returned to private practice in 1983 when he joined Bickerstaff, Heath & Smiley, L.L.P. Previously, Mr. Kever served as managing partner of Bickerstaff, Heath & Smiley (later renamed Bickerstaff, Heath, Smiley, Pollan, Kever & McDaniel, L.L.P.) for eight years and led the firm’s public utility and telecommunications practice. He received his JD from the University of Texas at Austin School of Law.

Provisions Governing Grande’s Board of Directors

Grande’s Board of Directors currently consists of eight members. The board of directors will consist of no more than ten directors consisting of the following persons so designated by parties to the investor rights agreement.

Each stockholder party to Grande’s investor rights agreement has agreed to vote all of its Grande capital stock in favor of certain designees to the board of directors. Under the terms of the investor rights agreement, Robert Hughes has the right to designate one representative of the common stockholders to Grande’s board of directors. Centennial Fund VI, L.P. has the right, on behalf of itself and the other Centennial entities that are Grande stockholders, to designate two representatives to Grande’s board of directors. J. H. Whitney IV, L.P. and its affiliates that are Grande stockholders have the right to designate two representatives to Grande’s board of directors. Reliant Energy Broadband, Inc. has the right to designate one representative to Grande’s board of directors. The holders of Series D preferred stock and Series E preferred stock together as a single class have the right to designate one representative to Grande’s board of directors (which representative must be Duncan Butler until the first stockholder meeting following June 28, 2004). The nominating committee has the right to select a representative to Grande’s board of directors, which representative must be approved by the other directors and the holders of a majority of Grande’s capital stock. The person serving as Grande’s president or chief executive officer will also serve on Grande’s board of directors. The Board of Directors is divided into three classes, as equal in number as possible. One class is elected each year for a term of three years.

Centennial has designated one director and Whitney has designated two directors. Messrs. Hull, Laverack, Hockin and Hoak are the director nominees selected by the holders of the outstanding Series A preferred stock, Mr. Landrum is the director nominee selected by Reliant Energy, Mr. Butler is the director nominee selected by the holders of the outstanding Series D preferred stock and the Series E preferred stock, Mr. Mansour is the director nominee selected by the nominating committee of the Board of Directors, and Mr. Morrow is our chief executive officer. At present, Mr. Hughes has no designee on our board of directors.

The right of Centennial and Whitney each to continue to designate two directors and the right of Reliant Energy Broadband, Inc. to continue to designate one director are subject to these entities continuing to maintain certain minimum percentages of their investment commitment in our company. The right of Centennial and Whitney each to designate one of their directors will terminate on the effective date of the registration statement pertaining to our first firm commitment underwritten public offering with an offering price of at least $1.30 per share and gross proceeds to us of at least $150 million.

Pursuant to the investor rights agreement, to the extent that a holder of at least 15 million shares of preferred stock does not have a representative on our board of directors, such holder has the right to designate a non-voting observer to attend meetings of the board of directors. Reliant Energy has the right to designate a non-voting observer to attend meetings of the board of directors as well as the right to designate its director. The right of observers to attend meetings of the board of directors is subject to exclusion required to protect confidential information or to preserve and protect the attorney-client privilege. We require all board observers to execute a confidentiality agreement on customary terms with respect to all non-public information that they receive or are given access to as a result of their attendance at board meetings.

Under the investor rights agreement, our board of directors must meet at least six times a year. The board of directors must maintain nominating, audit and compensation committees. The audit committee may not include any representatives of our management. The nominating and compensation committees must include one of Centennial’s directors and one of Whitney’s directors, and the directors designated by Centennial, Whitney and Hoak Communications Partners, L.P. must comprise a majority of the members of the nominating and compensation committees.

Board Committees

Grande’s board of directors has established audit, compensation, nominating and finance committees.

The audit committee, currently consisting of Messrs. Hoak, Hockin and Hull, is responsible for appointing the firm to serve as independent accountants to audit Grande’s financial statements. The audit committee then discusses the scope and results of the audit with the independent accountants and reviews with the independent accountants and management Grande’s interim and year-end operating results. In addition to these activities, the audit committee considers the adequacy of internal accounting controls and audit procedures and approves all audit and non-audit services to be performed by the independent accountants.

The compensation committee determines the compensation policies applicable to management and administers Grande’s stock option plan. The compensation committee currently consists of Messrs. Butler, Hull and Laverack.

The nominating committee recommends individuals to serve on the board of directors. The nominating committee currently consists of Messrs. Hoak, Laverack and Mausour.

The finance committee makes recommendations to the board of directors regarding plans for expenditures by the company. The finance committee also recommends an annual budget to the board of directors, advises the board of directors regarding the need for financing and makes recommendations regarding the terms of such financing and asset management in connection with the raising of funds. The finance committee currently consists of Messrs. Butler, Laverack and Mansour.

Code of Ethics

For a copy of our current company code of ethics, please visit our website at www.grandecom.com/about/investor.jsp. We will disclose changes to or waivers of the code of ethics on this website.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation

The following table summarizes the compensation paid to our Chief Executive Officer and to each of our four most highly compensated executive officers other than the Chief Executive Officer who were serving as executive officers at the end of our last fiscal year, as well as Mr. Ross, who assumed the role of President in October 2004. Messrs. Morrow, James, Wilfley, Kever and Ross and Ms. Smiley are collectively referred to as the “Named Executive Officers.”

Name and Principal Position	Year	Salary	Bonus(1)	Long-Term Compensation Awards	All Other Compensation(2)
Securities Underlying Options
William E. Morrow(3) Chief Executive Officer	2004 2003 2002	$332,000 295,962 287,692	$38,942 142,782 136,588	326,971 2,965,088 488,914	$11,320 10,800 8,777

Jerry L. James(4) Executive Vice President, Enterprise Sales	2004 2003 2002	284,898 267,404 260,192	22,455 43,670 31,719	100,004 1,596,719 380,482	7,970 9,337 9,091

Martha Smiley Executive Vice President, Corporate Policy & Services	2004 2003 2002	231,238 217,038 212,192	19,308 41,417 102,550	94,845 1,407,650 315,612	7,586 7,055 7,498

Michael Wilfley Chief Financial Officer	2004 2003 2002	225,008 212,885 207,692	17,781 45,819 98,787	104,925 1,905,287 264,386	10,005 10,800 10,900

Andrew Kever Senior Vice President, General Counsel and Secretary	2004 2003 2002	218,694 205,630 201,000	18,195 39,739 97,404	91,003 1,346,247 337,334	11,085 10,800 10,900

Joe C. Ross(5) President	2004 2003 2002	181,566 170,331 165,000	15,121 34,352 76,230	78,667 20,213 49,071	5,901 5,700 5,500

(1)	The amounts shown in this column consist of the cash payment of bonuses during the fiscal year. Subsequent to December 31, 2004, bonus payments relating to 2004 were paid to Mr. Morrow, Ms. Smiley, Mr. Wilfley, Mr. Kever and Mr. Ross in the amounts of $122,122, $43,050, $52,559, $42,062, and $64,298, respectively.

(2)	The amounts shown in this column consist of matching contributions by us to our executives’ 401(k) savings and retirement plan as well as a monthly car allowance.

(3)	This amount represents the salary paid to Mr. Morrow in 2004. Currently, Mr. Morrow’s annual base salary is $350,000. Mr. Morrow’s employment agreement providing for his current base salary was entered into on February 20, 2004.

(4)	Jerry James served as President until June 2004 when he assumed the role of Executive Vice President, Enterprise Services. Mr. James no longer serves as Executive Vice President, Enterprise Services but remains an employee of the company.

(5)	Joe Ross assumed the role of President on October 19, 2004.

Equity Compensation Plans

The Company maintains the 2000 Stock Incentive Plan and the Long-Term Stock Incentive Plan. The table below sets forth the following information as of December 31, 2004 for (i) all compensation plans previously approved by the Company’s shareholders and (ii) all compensation plans not previously approved by the Company’s shareholders:

(1) the number of securities to be issued upon the exercise of outstanding options, warrants and rights and the vesting of unvested restricted stock units;

(2) the weighted-average exercise price of such outstanding options, warrants and rights; and

(3) the number of securities remaining available for future issuance under the plans, other than securities to be issued upon the exercise of such outstanding options, warrants and rights.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in First Column)
Equity compensation plans approved by shareholders	49,045,698	$0.40	16,799,036
Equity compensation plans not approved by shareholders	—	—	—

Total	49,045,698	$0.40	16,799,036

2000 Stock Incentive Plan

The following is a summary of the terms of our 2000 Stock Incentive Plan. Each option issued under the plan is governed by the provisions of the plan and the related stock option agreement.

General. Our 2000 Stock Incentive Plan was adopted by the board of directors of Grande Communications, Inc. and approved by its stockholders on February 24, 2000 and assumed by us in March 2001. The plan allows us to provide equity incentives to our employees, officers and directors and to other persons who provide services to us and any parent or subsidiary of ours by providing such individuals with an opportunity to acquire shares of our common stock. The purposes of the plan are to attract and retain highly qualified employees, officers, directors and other service providers, provide additional incentive to such persons and promote the success of our business. Our board of directors and stockholders have approved a provision in the plan under which the number of shares of our common stock reserved for issuance under the plan increases based upon the capital stock we have outstanding. The plan provides that, at all times, we must have reserved for issuance the lesser of (a) 10% of our issued and outstanding common stock (including preferred stock on an “as-converted to common stock” basis), measured as of the last day of the month preceding the determination date and (b) 70,000,000 shares of common stock.

As of December 31, 2004, options to purchase up to an aggregate of 49,045,698 shares of our common stock were outstanding. The exercise prices of these options range from $0.20 to $0.80 per share. Generally, option grants vest with respect to 25% of the total number of shares covered by the option on each of the first, second, third and fourth anniversaries of the vesting start date, provided the grantee continues in our service.

Term. The plan terminates on February 24, 2010. Each stock option granted under the plan will terminate no later than ten years from the date such option was granted, except that in the event the grantee is a 10% stockholder, the stock option granted under the plan will terminate not later than five years from the date such option was granted. No award may be granted after the date the plan is terminated.

Administration of the Plan. The plan is administered by the compensation committee of the board of directors. As plan administrator, the compensation committee has the authority to interpret the plan, determine the terms and conditions of awards and make all other determinations necessary or advisable for the administration of the plan.

Awards. Awards under the plan may be made in the form of:

•	stock options, which may be either incentive stock options or non-qualified stock options;

•	restricted stock; or

•	any combination of the foregoing.

Under the plan, we may grant our employees, officers, directors and other service providers non-qualified stock options and restricted stock. We may also grant our employees options that are intended to qualify as incentive stock options. An “incentive stock option” is an option which meets the requirements of Section 422 of the Internal Revenue Code, and a “non-qualified stock option” is an option which does not meet such requirements. “Restricted stock” is an award of common stock which is subject to certain restrictions that subject the shares to a “substantial risk of forfeiture,” as defined in Section 83 of the Internal Revenue Code.

Terms and Conditions of Options. Subject to the provisions of the plan, the plan administrator determines the term of each stock option, the number of shares subject to the stock option and the time the stock option may be exercised. However, no incentive stock option may be exercisable more than ten years after the option grant date, or five years in the case of an incentive stock option granted to a ten percent stockholder. The plan administrator may accelerate the vesting of any option in its discretion.

The plan administrator determines the exercise price of each option granted under the plan, except that the price of incentive stock options may not be less than the fair market value of the common stock on the option grant date and, to the extent required by applicable law, the price of non-qualified stock options may not be less than 85% of the fair market value of the common stock on the option grant date. The option price for stock options granted to any 10% stockholder, who is a person who owns more than 10% of the total combined voting power of all classes of our stock or any of our subsidiaries, may not be less than 110% of the fair market value of the common stock on the option grant date. The aggregate fair market value of the common stock, as determined on the option grant date, with respect to which any incentive stock options granted to one option holder are exercisable for the first time during any calendar year may not exceed $100,000.

Terms and Conditions of Restricted Stock. Restricted stock is stock that is subject to restrictions and to a risk of forfeiture. The plan administrator determines the restrictions, conditions and other terms of the restricted stock when granted. At the time a grant of restricted stock is made, the plan administrator will establish a restriction period for such restricted stock. The plan administrator also may prescribe conditions that must be satisfied prior to the expiration of the restriction period, including the satisfaction of corporate or individual performance objectives or continued service, in order for all or any portion of the restricted stock to vest. If the service of a recipient terminates with us for any reason, generally any shares of restricted stock that have not vested, or with respect to which all applicable restrictions and conditions have not lapsed, will immediately be forfeited.

The purchase price of restricted stock will be the greater of (a) the aggregate par value of the shares of stock represented by such restricted stock and (b) the purchase price, if any, specified in the related award agreement. Under certain circumstances, the purchase price may not be less than the fair market value of a share of our common stock on the date of grant.

Adjustment of Shares Subject to Plan. If any change, such as a stock split, reverse stock split, stock dividend, combination or reclassification is made in our capitalization which results in an increase or decrease in the number of issued shares of our common stock without our receipt of consideration, we will adjust proportionately and accordingly the number and kinds of shares for which grants of stock options may be made under the plan and will make proportionate adjustments to the outstanding options, including adjustments in the price of the options and in the number of shares in the options. Any such adjustment in outstanding options will not change the aggregate option price payable with respect to shares that are subject to the unexercised portion of an option outstanding but will include a corresponding proportionate adjustment in the option price per share. The conversion of any convertible securities will not be treated as an increase in shares effected without receipt of consideration.

Effect of Merger and Other Transactions. In the event of our merger with or into another corporation, the sale of substantially all of our assets, or any other transaction that constitutes a “change of control” under the plan, the outstanding options and restricted stock may be assumed or substituted by the successor corporation (or a parent or subsidiary of such successor corporation). If the successor corporation refuses to assume or substitute for the outstanding options and restricted stock, (a) upon the occurrence of a change of control all outstanding shares of restricted stock will vest and (except for restrictions on transfer) all restrictions and conditions applicable to such shares of restricted stock will be deemed to have lapsed immediately prior to the change of control, and (b) fifteen days prior to the scheduled consummation of the change of control, all outstanding options will become immediately exercisable and will remain exercisable for fifteen days. Upon consummation of any change of control, the plan and all outstanding but unexercised options will terminate.

Stock Option Grants In Last Fiscal Year

The following table sets forth information concerning all stock options granted to each of the Named Executive Officers during the fiscal year ended December 31, 2004. These options were granted under our 2000 Stock Incentive Plan.

	Individual Grants
	Number of Securities Underlying Options Granted	Percent of Total Options Granted to Employees in 2004	Exercise Price Per Share(1)	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term(2)
Name					5%	10%
William E. Morrow	326,971	5.1%	$0.20	2/9/14	$41,126	$104,222
Jerry L. James	100,004	1.6%	0.20	2/9/14	12,578	31,876
Martha E. Smiley	94,845	1.5%	0.20	2/9/14	11,930	30,232
Michael L. Wilfley	104,925	1.6%	0.20	2/9/14	13,197	33,445
Andrew Kever	91,003	1.4%	0.20	2/9/14	11,446	29,007
Joe C. Ross	78,667	1.2%	0.20	2/9/14	9,895	25,075

(1)	The exercise price per share for the options was equal to the fair market value of the common stock as of the grant date as determined by our board of directors.

(2)	Potential realizable value is calculated net of exercise prices and before taxes based on the assumption that our common stock appreciates at the annual rate shown, compounded annually, from the date of grant until the expiration of the option term. The potential realizable value is calculated based on the requirements of the SEC and does not reflect our estimate of future stock price growth.

Stock Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

The following table sets forth information concerning all stock options exercised during fiscal 2004 and unexercised stock options held at the end of that fiscal year by the Named Executive Officers:

	Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options at Fiscal Year-End		Value of Unexercised In-the- Money Options at Fiscal Year-End
Name			Exerciseable	Unexerciseable	Exerciseable	Unexerciseable
William E. Morrow	—	—	2,485,729	2,795,244	—	—
Jerry L. James	—	—	1,339,420	1,487,785	—	—
Martha E. Smiley	—	—	1,159,718	1,308,389	—	—
Michael L. Wilfley	—	—	1,608,514	1,666,084	—	—
Andrew Kever	—	—	1,055,228	1,219,356	—	—
Joe C. Ross	—	—	914,588	923,363	—	—

Long Term Stock Option Incentive Plan

The following summary of the terms of the Long Term Stock Option Incentive Plan is qualified in its entirety by the terms and conditions of the official plan document. The plan allows us to provide additional long-term equity incentives to our employees, including our executive officers. Under the Long Term Stock Option Incentive Plan, each employee’s initial stock option grant is designed to be a long-term incentive granted at the time the individual begins his employment.

Additional options may be awarded to employees, at the discretion of the board of directors, on an annual basis subject to corporate and individual performance. The Long Term Stock Option Incentive Plan requires that an employee complete one full year of employment to be eligible for an additional option grant. Additional option grants are awarded annually, at the end of the first quarter, based on the individual cash incentive amount of the previous year. The board of directors has discretion as to the amount of additional options. Additional options will vest under a four-year vesting schedule with vesting commencing as of the grant date. All stock option grants are subject to board of director review and approval and are subject to the terms and conditions of our 2000 Stock Incentive Plan. The board of directors reserves the right to change or terminate the Long Term Stock Option Incentive Plan at any time.

Long-Term Incentive Plan—Awards in Last Fiscal Year

Name	Number of Shares, Units or Other Rights	Performance or Other Period Until Maturation or Payout
William E. Morrow	326,971	—
Jerry L. James	100,004	—
Martha E. Smiley	94,845	—
Michael L. Wilfley	104,925	—
Andrew Kever	91,003	—
Joe C. Ross	78,667	—

401(k) Plan

We maintain a 401(k) retirement and savings plan for all of our employees. The 401(k) plan is intended to qualify under section 401(k) of the Internal Revenue Code, so that contributions and the income earned on those contributions are not taxable to our employees until they make withdrawals from the plan. Subject to statutory limits, participants in the 401(k) plan may elect to contribute up to 100% of their current compensation. All of the contributions to the 401(k) plan made by our employees are fully vested at all times. Additionally, we offer a matching contribution of $0.50 per dollar contributed by the employee, up to a maximum of 6% of the employee’s salary. Employees earn vesting credits for these matching contribution based upon years of service at a rate of 33% per year, for the first three years of service. Benefits under the 401(k) plan are paid upon a participant’s retirement, death, disability or termination of employment, and are based on the amount of a participant’s contributions plus vested employer contributions, as adjusted for gains, losses and earnings.

Compensation of Directors

Other than our Chairman, directors do not receive compensation for serving on the board of directors or any of its committees. Mr. Mansour, our Chairman, receives annual compensation of $75,000 and also receives options to purchase common stock. Directors are reimbursed for their reasonable out-of-pocket expenses incurred in attending meetings.

Employment Agreement

William Morrow is employed as Chief Executive Officer for an indefinite term under an employment agreement initially effective September 1, 2000, which was superseded by an employment agreement dated February 20, 2004. Currently, Mr. Morrow’s annual base salary is $350,000. Mr. Morrow is also eligible for an annual bonus to be determined by the board of directors pursuant to the employment agreement and according to Mr. Morrow’s personal job performance and mutually agreed upon corporate goals and objectives.

Mr. Morrow’s employment may be terminated for cause upon written notice or without cause upon sixty days notice. If Mr. Morrow is terminated without cause, he is entitled to continue to be paid his base salary as severance pay during the period that is the greater of twenty-four months less the number of months Mr. Morrow is employed beginning February 20, 2004 or twelve months. The employment agreement also contains confidential information, non-compete and non-solicitation provisions. These provisions remain in effect during Mr. Morrow’s employment and for the period during which Mr. Morrow is entitled to severance pay. If Mr. Morrow is not entitled to severance pay, the confidential information, non-compete and non-solicitation provisions remain in effect for six months after Mr. Morrow is terminated for cause or twelve months after Mr. Morrow voluntarily terminates his employment without good reason.

Compensation Committee Interlocks and Insider Participation

None of the members of the compensation committee are or have been officers or employees of ours, or any of our subsidiaries.

Board Compensation Committee Report on Executive Compensation

The Compensation Committee of the Board of Directors has prepared the following report on the Grande’s policies with respect to the compensation of executive officers for the fiscal year ended December 31, 2004. This report is not soliciting material and is not deemed filed with the SEC and is not incorporated by reference in any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date of this Annual Report on Form 10-K, notwithstanding any general incorporation language in any such filing.

The Compensation Committee consists of Messrs. Duncan T. Butler, Jr. (Chairman), David C. Hull, Jr. and William Laverack, Jr. The Compensation Committee is responsible for determining and making recommendations to the Board of Directors concerning executive compensation, including base salaries, bonuses and the basis for their awards, stock options and other benefits.

The Compensation Committee considers both short-term and long-term business objectives in making recommendations regarding executive compensation. By contemplating both the long and short-term business objectives, management can focus on the growth and financial performance of the Company. The long-term focus enables management to increase the strength of the Company by developing the right employee base that will position Grande for future opportunities. The short-term focus maintains Grande’s competitive position in a deliberate, thoughtful way that is intended to minimize expenses and maximize profits.

The principal components of our executive compensation are salary, benefits, bonus and stock options. These components are designed to facilitate fulfillment of the compensation objectives of our board of directors and the Compensation Committee, which objectives include attracting, retaining and motivating qualified executives, recognizing individual initiative and achievement, rewarding management for short and long term accomplishments and aligning executive compensation with the achievement of our goals and performance.

The Compensation Committee has reviewed our existing executive compensation arrangements and has consulted with the Chief Executive Officer to evaluate our current executive compensation, and believes that they are consistent with the goals of the Compensation Committee.

Executive Officer Compensation. The determination of 2004 executive compensation by the Compensation Committee was made after a review and consideration of a number of factors, including each executive’s level of responsibility and commitment, level of performance (with respect to specific areas of responsibility and on an overall basis), past and present contribution to and achievement of our goals and performance, compensation levels at comparable companies and historical compensation levels, and following consultation with and recommendations from our Chief Executive Officer.

Chief Executive Officer Compensation. William Morrow, our Chief Executive Officer, has an employment agreement providing for an annual base salary of $350,000. Pursuant to the employment agreement, Mr. Morrow is also eligible for an annual bonus to be determined by the board of directors upon recommendation of the Compensation Committee according to his personal job performance and mutually agreed upon corporate goals and objectives. The principal factors considered by the Compensation Committee and the board of directors in determining the 2004 bonus for our Chief Executive Officer included the factors described in the preceding paragraph, and it was the view of the Compensation Committee that Mr. Morrow’s total compensation package was reasonable. Based on such analysis, Mr. Morrow’s 2004 bonus was awarded a cash bonus of $161,064, of which $38,942 was paid in 2004 and the remainder was paid in February 2005. During 2004, the Compensation Committee awarded Mr. Morrow options to purchase 326,971 shares of common stock under our stock option plan. The options have an exercise price of $0.20 per share and expire in 2014. It is the view of the Compensation Committee that the award of these stock options continues to be an effective way of aligning Mr. Morrow’s financial interests to those of the our other shareholders because the value of these options is directly linked to increases in shareholder value.

Respectfully submitted,

Compensation Committee

Duncan T. Butler, Jr. (Chairman)

David C. Hull, Jr.

William Laverack, Jr.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Our outstanding voting securities consist of our common stock and seven series of preferred stock, Series A through Series G. Stockholders are entitled to one vote for each share of common stock held or issuable upon conversion of preferred stock. Except as otherwise required under Delaware law, the holders of the preferred stock are entitled to vote on an as-converted basis with the holders of our common stock as a single class on all matters presented for a vote to the holders of our common stock.

As of December 31, 2004, our outstanding capital stock consisted of 12,920,366 shares of common stock, 232,617,839 shares of Series A preferred stock, 20,833,333 shares of Series B preferred stock, 17,005,191 shares of Series C preferred stock, 114,698,442 shares of Series D preferred stock, 7,999,099 shares of Series E preferred stock, 11,758,278 shares of Series F preferred stock and 34,615,330 shares of Series G preferred stock. The total number of votes that could have been cast as of December 31, 2004 equaled 452,447,878.

Principal Stockholders

The following table presents, as of December 31, 2004 information based upon our records regarding each person known to us to be the beneficial owner of more than 5% of any series of our voting stock:

Name(1)	Number of Common Shares Beneficially Owned(2)		Percentage Of Voting Stock(3)	Beneficial Ownership(4)
Whitney & Co. affiliated funds (the “Whitney Funds”)	105,660,232	(5)	17.91%	23.41%
Centennial	101,529,441	(6)	17.21%	22.49%
Austin Ventures VII, L.P.	30,996,152	(7)	5.26%	6.87%
Alta Communications	30,650,514	(8)	5.20%	6.79%
HarbourVest Partners VI—Direct Fund, L.P.	30,652,654	(9)	5.20%	6.79%
Lightspeed Venture Funds	30,652,628	(10)	5.20%	6.79%

(1)	The address of all principal stockholders is c/o Grande Communications Holdings, Inc., 401 Carlson Circle, San Marcos, Texas 78666.

(2)	In accordance with Rule 13d-3 under the Exchange Act, a person is deemed to be a “beneficial owner” of a security if he or she has or shares the power to vote or direct the voting of such security or the power to dispose or direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has the right to acquire beneficial ownership within 60 days from December 31, 2004. More than one person may be deemed to be a beneficial owner of the same securities. All persons shown in the table above have sole voting and investment power, except as otherwise indicated. Accordingly, the number of common shares owned by such person as of a particular date is the sum of (i) the number of shares of common stock held by such person, (ii) the number of shares of common stock issuable upon conversion of preferred stock held by such person and (iii) the number of shares of common stock issuable upon exercise of warrants held by such person.

(3)	Percentage of Voting Stock of such person as of a particular date is calculated by dividing the number of common shares owned by such person as determined in accordance with the preceding footnote by the sum of (i) the total number of shares of common stock outstanding, (ii) the total number of shares of common stock issuable upon conversion of preferred stock and (iii) the number of shares of common stock issuable upon exercise of warrants.

(4)	Beneficial ownership is calculated in accordance with SEC rules and regulations. For the purpose of computing the percentage ownership of each beneficial owner, any securities which were not outstanding but which were subject to options, warrants, rights or conversion privileges held by such beneficial owner exercisable within 60 days were deemed to be outstanding in determining the percentage owned by such person, but were not deemed outstanding in determining the percentage owned by any other person.

(5)	Includes the following shares owned by the Whitney Funds:

	Series A Shares	Series C Shares	Series D Shares	Series E Shares	Series F Shares	Series G Shares	Warrants
J.H. Whitney IV, L.P.	32,000,000	1,315,178	13,078,716	1,199,067	1,489,837	6,438,869	25,755,476
J.H. Whitney III, L.P.	—	—	12,775,028	1,171,224	436,569	1,886,793	7,547,172
J.H. Whitney Strategic Partners III, L.P.	—	—	303,687	27,842	10,459	44,863	179,452

(6)	Includes the following shares owned by Centennial Fund VI, L.P., Centennial Strategic Partners VI, L.P., Centennial Entrepreneurs Fund VI, L.P., Centennial Holdings I, L.L.C., Centennial Entrepreneurs Fund V, L.P., and Centennial Fund V, L.P.:

	Series A Shares	Series C Shares	Series D Shares	Series E Shares	Series F Shares	Series G Shares	Warrants
Centennial Fund VI, L.P.	26,391,856	1,426,107	12,163,206	1,115,132	1,213,042	5,934,491	23,737,964
Centennial Strategic Partners VI, L.P.	2,375,267	85,567	915,510	83,934	84,913	497,263	1,989,052
Centennial Entrepreneurs Fund VI, L.P.	684,932	42,783	326,967	29,976	36,391	157,242	628,968
Centennial Holdings I, L.L.C.	547,945	28,522	261,574	23,981	24,261	124,314	497,256
Centennial Entrepreneurs Fund V, L.P.	—	—	328,547	12,390	13,586	49,726	198,904
Centennial Fund V, L.P.	—	—	10,620,713	400,431	439,283	1,607,489	6,429,956

(7)	Includes 20,000,000 shares of Series A preferred stock, 1,055,320 shares of Series C preferred stock, 659,137 shares of Series F preferred stock, 1,856,339 shares of Series G preferred stock and 7,425,356 warrants to acquire Series G Preferred Stock owned by Austin Ventures VII, L.P.

(8)	Includes the following shares owned by Alta Communications VIII, L.P., Alta Communications VIII-B, L.P., Alta Associates VIII LLC, and Alta Comm VIII S by S LLC:

	Series A Shares	Series C Shares	Series F Shares	Series G Shares	Warrants
Alta Communications VIII, L.P.	18,648,405	766,628	607,934	1,711,735	6,846,940
Alta Communications VIII-B, L.P.	1,038,238	42,682	33,847	95,300	381,200
Alta VIII Associates, LLC	5,000	—	—	—	—
Alta Comm VIII S by S, LLC	308,357	12,676	10,052	28,304	113,216

(9)	Includes 20,000,000 shares of Series A preferred stock, 821,986 shares of Series C preferred stock, 651,833 shares of Series F preferred stock, 1,835,767 shares of Series G preferred stock and 7,343,068 warrants to acquire Series G preferred stock owned by HarbourVest Partners VI—Direct Fund, L.P.

(10)	Includes the following shares owned by Weiss, Peck & Greer Venture Associates V, L.L.C., Weiss, Peck & Greer Venture Associates V-A, L.L.C., Weiss, Peck & Greer Venture Associates V Cayman, L.L.C., Lightspeed Venture Partners VI, L.P., Lightspeed Venture Partners VI-A, L.P., Lightspeed Venture Partners VI Cayman, L.P., WPG Information Sciences Entrepreneur Fund II, L.L.C., WPG Information Sciences Entrepreneur Fund II-A, L.L.C., Lightspeed Venture Partners Entrepreneur VI, L.P. and Lightspeed Venture Partners Entrepreneur Fund VI-A, L.P.:

	Series A Shares	Series C Shares	Series F Shares	Series G Shares	Warrants
Weiss, Peck & Greer Venture Associates V, L.L.C.	8,000,000	328,794	260,733	734,306	2,937,224
Weiss, Peck & Greer Venture Associates V-A, L.L.C.	67,000	2,754	2,184	6,149	24,596
Weiss, Peck & Greer Venture Associates V Cayman, L.L.C.	1,641,999	67,485	53,515	150,716	602,864
Lightspeed Venture Partners VI, L.P.	8,797,500	361,572	286,726	807,507	3,230,028
Lightspeed Venture Partners VI-A, L.P.	65,900	2,708	2,148	6,049	24,196
Lightspeed Venture Partners VI Cayman, L.P.	788,000	32,386	25,682	72,329	289,316
WPG Information Sciences Entrepreneur Fund II, L.L.C.	180,000	7,398	5,866	16,521	66,084
WPG Information Sciences Entrepreneur Fund II-A, L.L.C.	111,000	4,562	3,618	10,188	40,752
Lightspeed Venture Partners Entrepreneur VI, L.P.	307,700	12,646	10,028	28,243	112,972
Lightspeed Venture Partners Entrepreneur Fund VI-A, L.P.	40,900	1,681	1,333	3,754	15,016

Directors and Executive Officers

The following table presents, as of December 31, 2004, information regarding the ownership of our common stock by each of our directors and named executive officers and all of our directors and executive officers as a group:

Name	Number of Common Shares Beneficially Owned(1)		Percentage Of Voting Stock(2)	Beneficial Ownership(3)
James Mansour	550,000	(4)	*	4.26%
William Morrow	5,877,802	(5)	1.28%	45.49%
Jerry James	3,340,471	(6)	*	25.85%
Michael Wilfley	1,811,874	(7)	*	14.02%
Martha Smiley	2,405,820	(8)	*	18.62%
Duncan Butler	—	(9)	*	*
James M. Hoak, Jr.	464,750	(10)	*	3.60%
John Hockin	—	(11)	*	*
David Hull, Jr.	—	(12)	*	*
William Laverack	—	(13)	*	*
Brian Landrum	—	(14)	*	*
W.K.L. “Scott” Ferguson	1,868,523	(15)	*	14.46%
Andrew Kever	1,106,123	(16)	*	8.56%
Joe Ross	1,691,010	(17)	*	13.09%
All directors and executive officers as a group (14 persons)	19,116,373		4.05%	147.96%

*	Less than 1%.

(1)	In accordance with Rule 13d-3 under the Exchange Act, a person is deemed to be a “beneficial owner” of a security if he or she has or shares the power to vote or direct the voting of such security or the power to dispose or direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has the right to acquire beneficial ownership within 60 days from December 31, 2004. More than one person may be deemed to be a beneficial owner of the same securities. All persons shown in the table above have sole voting and investment power, except as otherwise indicated. Accordingly, the number of common shares owned by such person as of a particular date is the sum of (i) the number of shares of common stock held by such person, (ii) the number of shares of common stock issuable upon conversion of preferred stock held by such person and (iii) the number of shares of common stock issuable upon exercise of warrants held by such person. Therefore, the number of common shares owned by such person as of a particular date is the sum of (i) the number of shares of common stock held by such person, (ii) the number of shares of common stock issuable upon conversion of preferred stock held by such person, (iii) the number of shares of common stock issuable upon exercise of warrants held by such person, and (iv) the number of shares of common stock issuable upon exercise of options held by such person that are exercisable at December 31, 2004 or within 60 days thereafter.

(2)	Percentage of Voting Stock of such person as of a particular date is calculated by dividing the number of common shares beneficially owned by such person by the sum of (i) the total number of shares of common stock outstanding, (ii) the total number of shares of common stock issuable upon conversion of preferred stock, (iii) the number of shares of common stock issuable upon exercise of warrants held by such person, and (iv) the number of shares of common stock issuable upon exercise of options held by such person that are exercisable at December 31, 2004 or within 60 days thereafter.

(3)	Beneficial ownership is calculated in accordance with SEC rules and regulations. For the purpose of computing the percentage ownership of each beneficial owner, any securities which were not outstanding but which were subject to options, warrants, rights or conversion privileges held by such beneficial owner exercisable within 60 days were deemed to be outstanding in determining the percentage owned by such person, but were not deemed outstanding in determining the percentage owned by any other person.

(4)	Mr. Mansour is a limited partner of JMM PHLP Ltd. and owner of 100% of Telecom.com, a general partner of JMM PHLP, Ltd. Mr. Mansour disclaims beneficial ownership of shares of our capital stock owned by JMM PHLP Ltd. Includes 550,000 shares issuable upon exercise of options exercisable within 60 days of December 31, 2004.

(5)	Includes 2,618,471 shares issuable upon exercise of options exercisable within 60 days of December 31, 2004 and 14,212 shares of common stock issuable upon conversion of preferred stock issuable upon exercise of warrants.

(6)	Includes 1,396,221 shares issuable upon exercise of options exercisable within 60 days of December 31, 2004 and 10,600 shares of common stock issuable upon conversion of preferred stock issuable upon exercise of warrants.

(7)	Includes 1,664,663 shares issuable upon exercise of options exercisable within 60 days of December 31, 2004 and 35,264 shares of common stock issuable upon conversion of preferred stock issuable upon exercise of warrants.

(8)	The shares of Series A preferred stock, Series C preferred stock, Series F preferred stock and Series G preferred stock listed for Ms. Smiley are owned by Martha Smiley Ventures, Ltd. Includes 1,214,245 shares issuable upon exercise of options exercisable within 60 days of December 31, 2004 and 45,892 shares of common stock issuable upon conversion of preferred stock issuable upon exercise of warrants.

(9)	Mr. Butler is a managing director of the general partner of Centennial Fund VI, L.P., Centennial Strategic Partners VI, L.P. and Centennial Entrepreneurs Fund VI, L.P. and a Senior Vice President of Centennial Holdings I, L.L.C. He is also a managing director of the general partner of Prime VIII, L.P. Mr. Butler disclaims beneficial ownership of shares of our capital stock owned by the Centennial funds and Prime VIII, L.P.

(10)	The shares of Series G preferred stock listed for Mr. Hoak are owned by Hoak Ventures, Ltd. Mr. Hoak is the manager of the general partner of Hoak Communications Partners, L.P. and the chairman of the general partner of HCP Capital Fund, L.P. Mr. Hoak disclaims beneficial ownership of shares of our capital stock owned by Hoak Communications Partners, L.P. and HCP Capital Fund, L.P. Includes 371,800 shares of common stock issuable upon conversion of preferred stock issuable upon exercise of warrants.

(11)	Mr. Hockin is a partner of Whitney & Co., an affiliate of Whitney Funds. Mr. Hockin disclaims beneficial ownership of shares of our capital stock owned by the Whitney funds.

(12)	Mr. Hull is the managing director of the general partner of Centennial Fund VI, L.P., Centennial Entrepreneurs Fund VI, L.P., Centennial Strategic Partners VI, L.P., Centennial Entrepreneurs Fund V L.P. and Centennial Fund V L.P. and Chief Executive Officer of Centennial Holdings I, LLC. Mr. Hull disclaims beneficial ownership of shares of our capital stock owned by the Centennial funds.

(13)	Shares owned by the Whitney Funds. Mr. Laverack is a managing member of the general partner of each of the Whitney Funds. Mr. Laverack disclaims beneficial ownership of shares of our capital stock owned by the Whitney Funds.

(14)	Mr. Landrum is Senior Vice President, Customer Operations and Information Technology of Reliant Energy, Incorporated, the parent company of Reliant Energy Broadband, Inc. Mr. Landrum disclaims beneficial ownership of shares of our capital stock owned by Reliant Energy Broadband, Inc.

(15)	Includes 1,153,201 shares issuable upon exercise of options exercisable within 60 days of December 31, 2004 and 3,668 shares of common stock issuable upon conversion of preferred stock issuable upon exercise of warrants.

(16)	Includes 1,105,123 shares issuable upon exercise of options exercisable within 60 days of December 31, 2004.

(17)	Includes 955,325 shares issuable upon exercise of options exercisable within 60 days of December 31, 2004 and 8,548 shares of common stock issuable upon conversion of preferred stock issuable upon exercise of warrants.

Investor Rights Agreement

We have entered into an amended and restated investor rights agreement with our preferred stockholders and certain of our common stockholders. This investor rights agreement sets forth certain preemptive rights, registration rights, transfer restrictions and covenants. We have obtained a waiver from the preferred stockholders of this preemptive right with respect to this offering.

Preemptive Rights. Each preferred stockholder party to our investor rights agreement has the right to purchase its pro rata share of up to 85% of the equity securities that we may propose to issue and sell in any future offering. This right does not apply to and terminates upon the effective date of the registration statement pertaining to our first firm commitment underwritten public offering with an offering price of at least $1.30 per share and gross proceeds to us of at least $150 million.

Registration Rights. Preferred stockholders party to our investor rights agreement have the right to have their shares of stock registered under the Securities Act upon meeting certain minimum share and value thresholds for the shares to be registered. Once the thresholds for registration set forth in the investor rights agreement are met, such parties have the right to effect up to four long-form registrations (registrations using the Form S-1 or Form S-2 registration statement) and unlimited short-form registrations (registrations using the Form S-3 registration statement) as long as two such short-form registrations have not already been effected in the previous twelve months, though the number of shares registered may be limited if an underwriter to an offering advises us that marketing factors require a limitation on the number of shares to be underwritten. Each holder of our preferred stock party to the investor rights agreement will also have the right to include its shares in a registration statement we file, though again the number of shares registered on behalf of such holder may be limited if an underwriter to an offering advises us that marketing factors require a limitation on the number of shares to be underwritten. We have also agreed to file a registration statement to register the securities held by the Series G preferred stockholders following the expiration or waiver of all lock-up arrangements entered into by the Series G preferred stockholders in connection with our initial public offering. We have obtained a waiver from the preferred stockholders of any registration rights that may be triggered in connection with the filing of any registration statements required to be filed pursuant to the terms of the registration rights agreement and the equity registration rights agreement.

Transfer Restrictions. Before a stockholder party to our investor rights agreement may sell, transfer or exchange its stock, it must offer the shares first to our company and second to our preferred stockholders. A preferred stockholder also has the right to participate in a sale of stock by another preferred stockholder. These transfer restrictions do not apply to transfers of our capital stock to (a) an affiliate or family member of the stockholder, (b) a partner, member or stockholder of the stockholder entity, (c) a distribution in connection with the dissolution, winding-up or liquidation of a stockholder or (d) a transferee of a stockholder by will or the laws of intestate succession.

Covenants. In addition to customary covenants, we have agreed to reserve and keep available enough shares of common stock to allow for the conversion of all preferred stock into common stock and have placed a ceiling on the number of shares of common stock available for issuance under our stock option plan. We also have agreed to provide certain information to the stockholders party to the investor rights agreement and have agreed to have each employee, officer and consultant sign a proprietary information and inventions agreement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with Preferred Stockholders

In 2000, Grande Communications, Inc. sold $233 million of Series A preferred stock to various strategic investors and $25.0 million of Series B preferred stock to a single investor in private placement transactions. When Grande Communications Holdings, Inc. was formed as the holding company for Grande Communications, Inc. in March 2001, shares of Grande Communications Holdings, Inc.’s Series A and Series B preferred stock were exchanged for all of the shares of Grande Communications, Inc. Series A and Series B preferred stock, respectively, on a 1:1 basis. In 2001, we sold $20.4 million of our Series C preferred stock to various investors in a private placement and issued warrants to purchase 1,666,667 shares of Series C preferred stock, at a price of $1.20 per share, each to NTFC Capital Corporation and Marconi Finance, Inc. in connection with our senior credit facility. In June 2002 we issued $149.1 million of our Series D preferred stock and $20.0 million of our Series E preferred stock to former ClearSource, Inc. stockholders in connection with our acquisition of ClearSource, Inc. In November 2002 we sold $15.3 million of our Series F preferred stock to various investors in a private placement. In October 2003, we sold $45.0 million of our Series G preferred stock to various investors in a private placement.

In connection with the sale of Series A preferred stock in 2000, Grande Communications, Inc. entered into an investor rights agreement with the purchasers of Series A preferred stock, which investor rights agreement includes certain registration rights, preemptive rights, transfer restrictions, company covenants and corporate governance provisions. This investor rights agreement has been amended each time new preferred stock has been issued to add all new preferred stockholders as parties.

Investor Rights Agreement

We have entered into an amended and restated investor rights agreement with our preferred stockholders and certain of our common stockholders. This investor rights agreement sets forth certain preemptive rights, registration rights, transfer restrictions and covenants.

Preemptive Rights. Each preferred stockholder party to our investor rights agreement has the right to purchase its pro rata share of up to 85% of the equity securities that we may propose to issue and sell in any future offering. This right does not apply to and terminates upon the effective date of the registration statement pertaining to our first firm commitment underwritten public offering with an offering price of at least $1.30 per share and gross proceeds to us of at least $150 million.

Registration Rights. Preferred stockholders party to our investor rights agreement have the right to have their shares of stock registered under the Securities Act upon meeting certain minimum share and value thresholds for the shares to be registered. Once the thresholds for registration set forth in the investor rights agreement are met, such parties have the right to effect up to four long-form registrations (registrations using the Form S-1 or Form S-2 registration statement) and unlimited short-form registrations (registrations using the Form S-3 registration statement) as long as two such short-form registrations have not already been effected in the previous twelve months, though the number of shares registered may be limited if an underwriter to an offering advises us that marketing factors require a limitation on the number of shares to be underwritten. Each holder of our preferred stock party to the investor rights agreement will also have the right to include its shares in a registration statement we file, though again the number of shares registered on behalf of such holder may be limited if an underwriter to an offering advises us that marketing factors require a limitation on the number of shares to be underwritten. We have also agreed to file a registration statement to register the securities held by the Series G preferred stockholders following the expiration or waiver of all lock-up arrangements entered into by the Series G preferred stockholders in connection with our initial public offering. We have obtained a waiver from the preferred stockholders of any registration rights that may be triggered in connection with the filing of this registration rights agreement and any other registration statements required to be filed pursuant to the terms of the registration rights agreement and the equity registration rights agreement.

Transfer Restrictions. Before a stockholder party to our investor rights agreement may sell, transfer or exchange its stock, it must offer the shares first to our company and second to our preferred stockholders. A preferred stockholder also has the right to participate in a sale of stock by another preferred stockholder. These transfer restrictions do not apply to transfers of our capital stock to (a) an affiliate or family member of the stockholder, (b) a partner, member or stockholder of the stockholder entity, (c) a distribution in connection with the dissolution, winding-up or liquidation of a stockholder or (d) a transferee of a stockholder by will or the laws of intestate succession.

Covenants. In addition to customary covenants, we have agreed to reserve and keep available enough shares of common stock to allow for the conversion of all preferred stock into common stock and have placed a ceiling on the number of shares of common stock available for issuance under our stock option plan. We also have agreed to provide certain information to the stockholders party to the investor rights agreement and have agreed to have each employee, officer and consultant sign a proprietary information and inventions agreement.

Transaction with Robert Hughes

Hughes Family Partnership, L.P. has invested in a real estate purchase and leaseback transaction between Hill Partners, Inc. and Grande Communications, Inc. pursuant to which Grande Communications, Inc. pays approximately $60,000 per month to Hill Partners. Robert Hughes, a stockholder and a former member of our board of directors, is the managing general partner of Hughes Family Partnership, L.P.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

	2003	2004
Audit Fees	$154,308	$468,983
Tax Fees	163,800	155,000
All Other Fees	12,000	9,520

	$330,108	$633,503

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

For a copy of our policy, please visit our website at www.grandecom.com/about/investor.jsp.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Form 10-K:

(1) Financial Statements

(2) Financial Statement Schedule

(3) Exhibits

Grande files herewith the following exhibits:

Exhibit No.	Description
3.1*	Restated Certificate of Incorporation of Grande Communications Holdings, Inc.

3.2*	By-Laws of Grande Communications Holdings, Inc.

3.3***	Amendment # 1 to By-Laws of Grande Communications Holding, Inc.

4.1*	Indenture, dated as of March 23, 2004, by and among Grande Communications Holdings, Inc., the Guarantors named therein and U.S. Bank National Association.

4.2*	Registration Rights Agreement, dated as of March 23, 2004, by and among Grande Communications Holdings, Inc., the Guarantors named therein, Bear, Stearns & Co. Inc. and Deutsche Bank Securities Inc.

4.3*	Form of 14% Senior Secured Note due 2011.

4.4*	Pledge and Security Agreement, dated March 23, 2004, by and among Grande Communications Holdings, Inc., Grande Communications Networks, Inc., Grande Communications ClearSource, Inc., Grande Communications, Inc., Grande Communications Houston, Inc., Denton Telecom Holdings I, L.L.C., Denton Telecom Investors I, L.L.C, Denton Telecom Partners I, L.P., and U.S. Bank National Association.

5*	Opinion of Hogan & Hartson L.L.P. concerning the legality of the exchange notes.

10.1**	System Purchase Agreement by and between Grande Communications, Inc. and Marconi Communications, Inc., dated October 29, 2001, as amended.

10.2*	Grande Communications Holdings, Inc. 2000 Stock Option Plan.

10.3*	Employment Agreement, dated February 2, 2004 by and between Grande Communications Holdings, Inc. and William E. Morrow.

10.4*	Fourth Amended and Restated Investor Rights Agreement, dated October 27, 2003 by and among Grande Communications Holdings, Inc., Current Investors, Founders and New Investors.

10.5*	Lease Agreement between Grande Communications Networks, Inc. and GRC (TX) Limited Partnership, dated August 7, 2003.

21*	Subsidiaries of Registrant

24	Power of Attorney of Grande Communications Holdings, Inc. (included on signature page).

31.1	Certification pursuant to Section 302 of the Sabanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.1	Written Statement of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

*	Incorporated by reference to Grande’s Registration Statement on Form S-1 filed with the SEC on May 18, 2004.
**	Incorporated by reference to Grande’s Quarterly Report of Form 10-Q filed with the SEC on August 13, 2004.
***	Incorporated by reference to Grande’s Quarterly Report of Form 10-Q filed with the SEC on November 5, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Grande Communications Holdings, Inc. (Registrant)

Date: March 30, 2005	By:	/s/ WILLIAM E. MORROW
William E. Morrow Chief Executive Officer and Vice Chairman of the Board of Directors (Duly Authorized Officer and Principal Financial Officer)

Date: March 30, 2005	By:	/s/ MICHAEL L. WILFLEY
Michael L. Wilfley Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

POWER OF ATTORNEY

Know All Men By These Presents, that each person whose signature appears below constitutes and appoints William E. Morrow, Michael L. Wilfley and Andrew Kever and each and any of them, our true lawful attorneys-in-fact and agents, to do any and all acts and things in our names and our behalf in our capacities as trustees and officers and to execute any and all instruments for us and in our name in the capacities indicated below, which said attorneys and agents, or either of them, may deem necessary or advisable to enable said Corporation to sign any amendments to this Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ WILLIAM E. MORROW William E. Morrow	Chief Executive Officer, Vice Chairman of the Board (Principal Executive Officer)	March 30, 2005

/s/ JAMES M. MANSOUR James M. Mansour	Chairman of the Board of Directors	March 30, 2005

/s/ MICHAEL L. WILFLEY Michael L. Wilfley	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 30, 2005

/s/ DUNCAN T. BUTLER Duncan T. Butler	Director	March 30, 2005

/s/ JAMES M. HOAK James M. Hoak	Director	March 30, 2005

/s/ JOHN C. HOCKIN John C. Hockin	Director	March 30, 2005

/s/ DAVID C. HULL, JR. David C. Hull, Jr.	Director	March 30, 2005

/s/ BRIAN LANDRUM Brian Landrum	Director	March 30, 2005

/s/ WILLIAM LAVERACK, JR. William Laverack, Jr.	Director	March 30, 2005

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

GRANDE COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

AS OF DECEMBER 31, 2004 AND 2003 AND FOR EACH OF THE THREE YEARS

IN THE PERIOD ENDED DECEMBER 31, 2004

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

Grande Communications Holdings, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Grande Communications Holdings, Inc. (a Delaware corporation), and Subsidiaries as of December 31, 2003 and 2004, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Grande Communications Holdings, Inc. and Subsidiaries as of December 31, 2003 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States.

/s/    Ernst & Young, LLP

March 14, 2005

Austin, Texas

GRANDE COMMUNICATIONS HOLDINGS, INC. & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2003	2004
Assets
Current assets:
Cash and cash equivalents (net of restricted cash of $2,364,742 and $3,645,691 as of December 31, 2003 and 2004, respectively)	$42,245,719	$41,194,928
Investments	—	20,000,000
Accounts receivable, net	16,824,537	20,950,613
Prepaid expenses and other current assets	5,966,771	2,720,356

Total current assets	65,037,027	84,865,897
Property, plant and equipment, net	298,197,076	303,535,753
Goodwill	134,982,772	133,145,328
Other intangible assets, net	10,462,590	5,354,540
Debt issue costs, net	2,839,430	6,953,551
Other assets	5,172,481	4,660,946

Total assets	$516,691,376	$538,516,015

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$14,948,156	$13,192,963
Accrued liabilities	15,793,506	21,643,570
Note payable	62,500	43,320
Deferred revenue	4,262,718	5,217,727
Current portion of capital lease obligations	428,639	636,377

Total current liabilities	35,495,519	40,733,957
Deferred rent	—	753,454
Deferred revenue	4,443,283	4,907,706
Capital lease obligations, net of current portion	12,723,166	13,940,134
Long term debt	61,859,471	128,236,957
Commitments and contingencies (Note 11)
Stockholders’ equity:
Series A preferred stock, $0.001 par value per share; 232,617,839 shares authorized, issued and outstanding; liquidation preference of $232,617,839	232,618	232,618
Series B preferred stock, $0.001 par value per share; 20,833,333 shares authorized, issued and outstanding; liquidation preference of $25,000,000	20,833	20,833
Series C preferred stock, $0.001 par value per share; 30,000,000 shares authorized, 17,005,191 shares issued and outstanding; liquidation preference of $20,406,229	17,005	17,005
Series D preferred stock, $0.001 par value per share; 115,384,615 shares authorized, 114,698,442 shares issued and outstanding; liquidation preference of $149,107,975	114,698	114,698
Series E preferred stock, $0.001 par value per share; 8,000,000 shares authorized, 7,999,099 shares issued and outstanding; liquidation preference of $19,997,748	7,999	7,999
Series F preferred stock, $0.001 par value per share; 12,307,692 shares authorized, 11,758,278 shares issued and outstanding; liquidation preference of $15,285,761	11,758	11,758
Series G preferred stock, $0.001 par value per share; 34,615,384 shares authorized, 34,615,330 shares issued and outstanding; liquidation preference of $134,999,787	34,615	34,615
Common stock, $0.001 par value per share; 569,143,579 and 786,835,883 shares authorized, 12,309,087 and 12,920,366 shares issued and outstanding, at December 31, 2003 and 2004, respectively	12,309	12,920
Additional paid-in capital	505,498,493	508,313,930
Treasury stock, at cost	(5,000)	(5,000)
Accumulated deficit	(103,775,391)	(158,817,569)

Total stockholders’ equity	402,169,937	349,943,807

Total liabilities and stockholders’ equity	$516,691,376	$538,516,015

See accompanying notes.

GRANDE COMMUNICATIONS HOLDINGS, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended December 31,
	2002	2003	2004
Operating revenues	$147,422,501	$181,514,678	$179,045,189
Operating expenses:
Cost of revenues	79,447,181	81,899,914	66,753,902
Selling, general and administrative	63,651,326	82,050,272	93,532,630
Depreciation and amortization	33,257,413	51,990,025	57,292,362

Total operating expenses	176,355,920	215,940,211	217,578,894

Operating loss	(28,933,419)	(34,425,533)	(38,533,705)
Other income (expense):
Interest income	164,137	154,256	761,924
Interest expense	—	(2,886,550)	(15,189,012)
Gain (loss) on disposal of assets	—	(312,174)	63,807
Loss on extinguishment of debt	—	—	(2,145,192)

Total other income (expense)	164,137	(3,044,468)	(16,508,473)

Net loss	$(28,769,282)	$(37,470,001)	$(55,042,178)

Basic and diluted net loss per share	$(2.56)	$(3.20)	$(4.49)
Basic and diluted weighted average number of common shares outstanding	11,224,530	11,701,188	12,271,640

See accompanying notes.

GRANDE COMMUNICATIONS HOLDINGS, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2001	270,456,363	$270,456	11,432,600	$11,433	$277,611,868	$(5,000)	$(37,536,108)	$240,352,649
Issuance of series D preferred stock, net of related offering expenses of $800,809	114,698,442	114,698	—	—	148,192,468	—	—	148,307,166
Issuance of series E preferred stock, net of related offering expenses of $60,666	7,999,099	7,999	—	—	19,929,083	—	—	19,937,082
Issuance of series F preferred stock, net of related offering expenses of $131,541	11,758,278	11,758	—	—	15,142,462	—	—	15,154,220
Issuance of common stock option in conjunction with the Clearsource acquisition	—	—	—	—	347,250	—	—	347,250
Exercise of common stock options	—	—	739,633	739	223,757	—	—	224,496
Amortization of non-qualified options	—	—	—	—	11,100	—	—	11,100
Net loss	—	—	—	—	—	—	(28,769,282)	(28,769,282)

Balance at December 31, 2002	404,912,182	404,911	12,172,233	12,172	461,457,988	(5,000)	(66,305,390)	395,564,681
Series F preferred stock offering expenses	—	—	—	—	(46,119)	—	—	(46,119)
Issuance of series G preferred stock, net of related offering expenses of $970,890	34,615,330	34,615	—	—	43,994,424	—	—	44,029,039
Exercise of common stock options	—	—	136,854	137	68,203	—	—	68,340
Amortization of non-qualified options	—	—	—	—	23,997	—	—	23,997
Net loss	—	—	—	—	—	—	(37,470,001)	(37,470,001)

Balance at December 31, 2003	439,527,512	439,526	12,309,087	12,309	505,498,493	(5,000)	(103,775,391)	402,169,937
Issuance of warrants	—	—	—	—	2,592,682	—	—	2,592,682
Exercise of common stock options	—	—	606,279	606	191,516	—	—	192,122
Amortization of non-qualified options	—	—	—	—	25,170	—	—	25,170
Other	—	—	5,000	5	6,069	—	—	6,074
Net loss	—	—	—	—	—	—	(55,042,178)	(55,042,178)

Balance at December 31, 2004	439,527,512	$439,526	12,920,366	$12,920	$508,313,930	$(5,000)	$(158,817,569)	$349,943,807

See accompanying notes.

GRANDE COMMUNICATIONS HOLDINGS, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31
	2002	2003	2004
Cash flows from operating activities:
Net loss	$(28,769,282)	$(37,470,001)	$(55,042,178)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	31,816,555	48,586,096	53,408,893
Amortization of intangible assets	1,440,858	3,403,929	3,883,469
Amortization of deferred financing costs	282,103	472,312	774,204
Provision for bad debts	6,940,176	3,234,732	5,118,762
Accretion of debt discount	123,240	160,407	623,039
Non-qualified option expense	11,100	23,997	25,170
Loss /(gain) on sale of assets	(30,706)	312,174	(63,807)
Extinguishment of debt	—	—	2,145,192
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	(9,999,651)	813,425	(9,606,391)
Prepaid expenses and other current assets	(5,141,495)	(4,076,207)	2,304,640
Contracted CIP	(503,733)	(97,125)	—
Accounts payable	454,312	706,667	(1,716,920)
Accrued expenses	(4,091,748)	1,609,110	5,081,947
Deferred revenue	4,598,302	1,243,583	1,469,721
Deferred rent	—	—	753,454

Net cash provided by (used in) operating activities	(2,869,969)	18,923,099	9,159,195
Cash flows from investing activities:
Net purchases of short term investments	—	—	(20,000,000)
Purchases of property, plant and equipment	(44,958,584)	(46,336,076)	(50,834,245)
Purchase of Advantex, net of cash acquired	—	(27,649,783)	—
Purchase of C3, net of cash acquired	—	(7,271,389)	—
Purchase of TXU	—	(950,000)	—
Cash proceeds from acquisition of Clearsource	12,225,799	—	—
Cash paid for certain operating assets of USOL	(8,368,045)	—	—
Purchase price adjustments	(504,507)	4,316,807	118,558
Proceeds on sale of fixed assets	1,405,497	193,985	—
Purchase of franchise rights and other	(412,906)	(756,783)	(445,315)

Net cash used in investing activities	(40,612,746)	(78,453,239)	(71,161,002)
Cash flows from financing activities:
Proceeds from sale/leaseback of building	—	11,905,854	—
Proceeds from borrowings and promissory notes	35,100,003	30,200,000	132,502,320
Payments of long-term debt	(11,050)	(3,170,937)	(65,400,956)
Deferred financing costs	(168,024)	(914,236)	(6,342,475)
Proceeds from issuance of common stock	224,496	68,340	192,127
Proceeds from issuance of preferred stock, net of related offering expenses	14,297,801	44,029,039	—

Net cash provided by financing activities	49,443,226	82,118,060	60,951,016
Net change in cash and cash equivalents	5,960,511	22,587,920	(1,050,791)
Cash and cash equivalents, beginning of period	13,697,288	19,657,799	42,245,719

Cash and cash equivalents, end of period	$19,657,799	$42,245,719	$41,194,928

Supplemental disclosure:
Cash paid for interest	$2,207,430	$3,287,091	$10,810,717

Cash paid for franchise taxes	$215,191	$666,342	$83,794

Issuance of common stock warrants	$—	$—	$2,592,682

Issuance of preferred stock from acquisition of Clearsource	$168,244,248	$—	$—

See accompanying notes.

GRANDE COMMUNICATIONS HOLDINGS, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Background and Basis of Presentation

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

The accompanying consolidated financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States. The consolidated financial statements include the accounts of all wholly owned subsidiaries. All intercompany transactions and balances have been eliminated.

Certain items related to 2002 and 2003 have been reclassified to conform to the 2004 reporting format.

2. Summary of Significant Accounting Policies

Accounting Estimates

Preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying disclosures. These estimates are based on management’s best knowledge of current events and actions the Company may undertake in the future. Actual results may ultimately differ from these estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash and cash equivalents.

The Company has entered into agreements which restrict the use of cash. This restricted cash includes certificates of deposit, bonds, and other escrow arrangements. These amounts are classified in the balance sheet as follows:

	2003	2004
Prepaids & Other Current Assets	$1,573,728	$—
Other Assets	791,014	3,645,691

Total	$2,364,742	$3,645,691

Investments

The Company considers all liquid investments purchased with original maturities of less than one year but more than 3 months to be investments. The Company’s investments include various certificates of deposit and commercial paper.

Investments are carried at original cost, which approximates market value. Investments consist of various certificates of deposit and commercial paper, and all mature within one year of December 31, 2003 and 2004. The carrying amounts of the Company’s investments at December 31, 2003 and 2004 are as follows:

	2003		2004
	Cost	Market Value	Cost	Market Value
Certificates of Deposit	$—	$—	$20,000,000	$20,000,000

Total	$—	$—	$20,000,000	$20,000,000

GRANDE COMMUNICATIONS HOLDINGS, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company accounts for investment securities under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” SFAS No. 115 requires investment securities to be classified as held-to-maturity, trading or available-for-sale based on the characteristics of the securities and the activity in the investment portfolio. At December 31, 2003 and 2004, all investment securities were classified as available-for-sale. The Company specifically identifies its investments and uses the cost of the investments as the basis for recording unrealized gains and losses as part of other comprehensive income on the Consolidated Balance Sheet and for recording realized gains and losses as part of other income and expenses on the Consolidated Statement of Operations. As of December 31, 2003 and 2004, the Company did not have any unrealized gains or losses on available-for-sale securities. The Company realized $0, $0 and $0 in related gains during the years ended December 31, 2002, 2003 and 2004 respectively.

Accounts Receivable

Accounts receivable are recorded at the net realizable value. We use estimates to determine our allowance for doubtful accounts. These estimates are based on historical collection experience, current trends, credit policy and a percentage of our customer accounts receivable. In determining these percentages, we look at historical write-offs of our receivables.

Property, Plant and Equipment

Our industry is capital intensive, and a large portion of our resources are spent on capital activities associated with building our network. Property, plant and equipment reflects the original cost of acquisition or construction, including costs associated with network construction and initial customer installations are capitalized. Direct labor costs directly associated with capital projects are capitalized. We capitalize direct labor costs associated with personnel based upon allocations of time devoted to network construction and customer installation activities. Costs capitalized as part of initial customer installations include materials, direct labor, and certain indirect costs. These indirect costs are associated with the activities of personnel who assist in connecting and activating the new service and consist of compensation and overhead costs associated with these support functions. We capitalized internal direct labor and overhead costs of $10.5 million, $9.3 million and $10.0 million, for the years ended December 31, 2002, 2003 and 2004, respectively.

The costs of disconnecting service at a customer’s dwelling or reconnecting service to a previously installed dwelling are charged to operating expense in the period incurred.

Construction and other materials are valued at the lower of cost or market (determined on a weighted-average basis) and include customer premise equipment and certain plant construction materials. These items are transferred to the telecommunications plant when installed and activated.

Expenditures for repairs and maintenance are charged to expense when incurred. Expenditures for major renewals and betterments, which extend the useful lives of existing equipment, are capitalized and depreciated. Upon retirement or disposition of property, plant and equipment, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the statements of operations.

GRANDE COMMUNICATIONS HOLDINGS, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Depreciation is calculated on the straight-line method based on the useful lives of the various classes of depreciable property. During the fourth quarter of 2004 we recorded approximately $2,300,000 of depreciation expense due to a recalculation of inception to date accumulated depreciation. The average estimated lives of depreciable property, plant and equipment are:

Communications plant	7 to 10 years
Computer equipment	3 years
Software, including general purpose and network	3 years
Buildings	20 years
Leasehold improvements	5 years
Assets under capital lease	3 to 20 years
Furniture, fixtures and vehicles	5 to 7 years
Other	5 to 7 years

Goodwill and Intangible Assets

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, which recognizes that since goodwill and certain intangible assets may have indefinite useful lives, these assets are no longer required to be amortized but are to be evaluated at least annually for impairment. In accordance with SFAS No. 142, the Company was required to complete its transitional impairment test, with any resulting impairment loss recorded as a cumulative effect of a change in accounting principle. Subsequent impairment losses will be reflected in operating income in the statements of operations. Upon adoption of SFAS No. 142, the Company ceased to record any goodwill amortization expense.

The Company classifies intangible assets as definite-lived or indefinite-lived intangible assets, or goodwill. Definite-lived intangibles include franchise and access rights and noncompete agreements, both of which are amortized over the respective lives of the agreements, typically two to fifteen years. The Company periodically reviews the appropriateness of the amortization periods related to its definite-lived assets. The Company does not currently have any intangible assets classified as indefinite-lived. The excess cost over fair value of net assets acquired is classified as goodwill. Goodwill is tested for impairment at least annually.

The Company tests for possible impairment of definite-lived intangible assets whenever events or changes in circumstances, such as a reduction in operating cash flow or a dramatic change in the manner that the asset is intended to be used indicate that the carrying amount of the asset is not recoverable. If indicators exist, the Company compares the undiscounted cash flows related to the asset to the carrying value of the asset. If the carrying value is greater than the undiscounted cash flow amount, an impairment charge is recorded in the statements of operations for amounts necessary to reduce the carrying value of the asset to fair value.

The Company uses a two-step process to test for impairment to the carrying value of goodwill in accordance with SFAS No. 142. The first step of the process compares the fair value of each reporting unit with the carrying value of the reporting unit, including any goodwill. The Company has determined the assignment of goodwill to reporting units based on the nature of the services provided by each company acquired. The Company utilizes discounted cash flow and other valuation methodologies to determine the fair value of each reporting unit. If the fair value of each reporting unit exceeds the carrying amount of the reporting unit, goodwill is deemed not to be impaired in which case the second step in the process is unnecessary. If the carrying amount exceeds fair value, the Company performs the second step to measure the amount of impairment loss. Any impairment loss is measured by comparing the implied fair value of goodwill, calculated per SFAS No. 142, with the carrying amount of goodwill at the reporting unit, with the excess of the carrying amount over the fair value recognized as an impairment loss.

GRANDE COMMUNICATIONS HOLDINGS, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company performed its annual impairment test on October 1, 2004. The Company used an independent appraisal in this analysis and, based on the results of the test, had no impairment.

Long-Lived Assets

The Company evaluates its long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment of Long-Lived Assets. Long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable. When such factors and circumstances exist, the Company compares the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets and is recorded in the period in which the determination was made.

Revenue Recognition

Revenue from customers consists of fixed monthly fees for bundled services, and certain network services, and usage based fees for long distance services in certain bundles and the majority of our network services. Local governmental authorities impose franchise fees on the majority of our franchises of up to a federally mandated maximum of 5% of annual gross revenues derived from the operation of the cable television system to provide cable television services, as provided in the franchise agreements. Such fees are collected on a monthly basis from our customers and periodically remitted to local franchise authorities. Franchise fees collected and paid are reported as revenues and expenses, respectively. Our revenues are recognized when services are provided, regardless of the period in which they are billed. Amounts billed in advance are reflected in the balance sheet as deferred revenue and are deferred until the service is provided.

Revenues for the last quarter of 2003 reflect proceeds from our settlement with MCI concerning contract minimum requirements under a take or pay arrangement. We recorded $2.5 million in 2004 related to this settlement.

The Company also performs construction services for customers in connection with network service arrangements. This revenue is recognized under the percentage of completion method in accordance with Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts (SOP 81-1). These revenues totaled approximately $6,945,000, $958,000 and $738,000 in 2002, 2003 and 2004, respectively.

Advertising Costs

The Company expenses all advertising costs as incurred. Total advertising expense for 2002, 2003 and 2004 was approximately $1,892,000, $1,756,000 and $2,377,000 respectively, and is reflected as a component of selling, general and administrative expense in the accompanying statements of operations.

Debt Issuance Costs

Debt issuance costs are amortized over the life of the related indebtedness using a method that approximates the effective interest method. Amortization expense related to debt issuance costs charged to interest expense was approximately $282,000, $472,000 and $774,000 in 2002, 2003 and 2004, respectively.

Income Taxes

The Company utilizes the liability method of accounting for income taxes, as set forth in Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Under the liability method, deferred taxes are determined based on the difference between the financial and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse (see Note 8).

GRANDE COMMUNICATIONS HOLDINGS, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net Loss Per Share

The Company follows the provisions of SFAS No. 128, Earnings Per Share. Basic earnings per share is computed by dividing net income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share includes the weighted average number of common shares outstanding and the number of equivalent shares which would be issued related to the stock options and warrants using the treasury method, and convertible preferred stock using the if-converted method, unless such additional equivalent shares are anti-dilutive. For the years ended December 31, 2002, 2003, and 2004 the effect of the Company’s stock options, warrants, and convertible preferred stock that were not included in the computation of diluted EPS, as their effect was anti-dilutive, were the following:

	2002	2003	2004
Anti-dilutive equivalent shares	421,042,874	607,346,488	590,113,671

Stock Based Compensation

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

The Company has elected to account for its employee stock-based compensation plans using the intrinsic value method under APB No. 25. The Company has computed, for pro forma disclosure purposes, the value of all options for shares of the Company’s common stock granted to employees of the Company using the Minimum Value pricing method and the following weighted-average assumptions:

	2002	2003	2004
Risk-free interest rate	4.0%	3.0%	3.875%
Expected dividend yield	0%	0%	0%
Expected lives	5 years	5 years	5 years
Volatility (Minimum Value Method)	0%	0%	0%

If the Company had accounted for these plans in accordance with SFAS 123, the Company’s net loss for the periods ended December 31, 2002, 2003 and 2004, would have increased as follows:

	2002	2003	2004
Net loss, as reported	$(28,769,282)	$(37,470,001)	$(55,042,178)
Total stock-based employee compensation expense determined under fair value based method for all awards	(540,275)	(647,221)	(683,221)

Pro forma net loss	$(29,309,557)	$(38,117,222)	$(55,725,399)

Basic and diluted net loss per share, as reported	$(2.56)	$(3.20)	$(4.49)
Basic and diluted net loss per share, proforma	$(2.61)	$(3.26)	$(4.54)
Basic and diluted weighted average number of common shares outstanding	11,224,530	11,701,188	12,271,640

GRANDE COMMUNICATIONS HOLDINGS, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value of Financial Instruments

The carrying amounts reflected in the balance sheets for cash, cash equivalents, investments, accounts receivable, and accounts payable approximate fair value due to the short-term nature of the instruments. The Company believes that the carrying amount of its long-term debt as of December 31, 2004 approximated fair value.

Sources of Supplies

The Company attempts to maintain multiple vendors for each required product. If the vendors are unable to meet the Company’s needs as it builds out its’ network infrastructure, then delays and increased costs in the expansion of the Company’s network infrastructure could result, which would adversely affect operating results.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS 123 (revised 2004), Share-Based payment, (SFAS 123R). SFAS 123R addresses the accounting for share-based payments to employees, including grants of employee stock options. Under the new standard, companies will no longer be able to account for share-based compensation transactions using the intrinsic method in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. Instead, companies will be required to account for such transactions using a fair-value method and recognize the expense in the consolidated statement of operations. SFAS 123R will be effective for the first period beginning after December 15, 2005. We have not yet determined which fair-value method and transitional provision we will follow. However, we expect that the adoption of SFAS 123R will have a significant impact on our results of operations. We do not expect that the adoption of SFAS 123R will impact our overall financial position. See Stock Based Compensation in Note 2 for the pro forma impact on net income and net income per share from calculating stock-based compensation costs under the fair value alternative of SFAS 123. However, the calculation of compensation cost for share-based payment transactions after the effective date of SFAS 123R may be different from the calculation of compensation cost under SFAS 123, but such differences have not yet been quantified.

3. Acquisitions

ClearSource

On June 28, 2002, the Company acquired ClearSource, Inc., a provider of bundled communications services in Waco, Corpus Christi, and Midland-Odessa, Texas. Our CEO, William Morrow, was one of the founders of ClearSource, and at the time of the acquisition we shared most of the same major investors with ClearSource and a number of ClearSource’s directors were members of our board of directors. ClearSource provided bundled services similar to ours to residential and small business customers over a broadband network in the Waco, Corpus Christi and Midland/Odessa markets and was the largest customer of our local telephone services. The results of operations of ClearSource are included in the income statement of the combined company from June 28, 2002.

The acquisition was funded by the issuance of 114,698,442 shares of Series D and 7,999,099 shares of Series E preferred stock. The shares were valued at $1.30 and $2.50 per share, respectively, with a total purchase price of $169.1 million.

GRANDE COMMUNICATIONS HOLDINGS, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of the acquisition date, the following values were assigned to the assets and liabilities acquired:

Current assets	$14,130,000
Property, plant & equipment	94,467,000
Goodwill	60,847,000
Intangible assets	6,527,000
Other assets	177,000

Total assets	$176,148,000

Total liabilities	$7,042,000

During 2003, the Company recorded the final adjustment to the purchase price, which increased goodwill by approximately $4.2 million while adjusting property, plant and equipment based on an independent valuation.

C3 Communications

In March 2003, the Company purchased certain assets and assumed certain liabilities of C3 Communications, Inc. and certain of its affiliates for approximately $7.3 million. The purchase involved acquiring a regional network delivering bandwidth and collocation solutions to telecommunications carriers primarily in the southwestern United States.

As of the acquisition date, the following values were assigned to the assets and liabilities acquired:

Current assets	$2,305,000
Property, plant & equipment	5,161,000
Other assets	78,000

Total assets	$7,544,000

Total liabilities	$273,000

TXU Communications

In March of 2003 the Company purchased certain assets and assumed certain liabilities of TXU Communications Ventures for approximately $1.0 million. The Company acquired telecommunication assets and customers in Texas.

As of the acquisition date, the following values were assigned to the assets and liabilities acquired:

Current assets	$800,000
Property, plant & equipment	943,000

Total assets	$1,743,000

Total liabilities	$793,000

Advantex Communications

In October of 2003 the Company purchased the equity interest of the two parent limited liability companies, which collectively owned Denton Telecom Partners, for a purchase price of approximately $31.0 million. The

GRANDE COMMUNICATIONS HOLDINGS, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company acquired a customer base and network assets in northwest Dallas. The results of operations of Advantex are included in the income statement of the combined company from October 28, 2003.

The acquisition was funded by the partial proceeds of the issuance of 34,615,330 shares of Series G Preferred Stock.

As of the acquisition date, the following values were assigned to the assets and liabilities acquired:

Current assets	$8,015,000
Property, plant & equipment	19,784,000
Goodwill	1,897,000
Intangible assets	5,131,000
Other assets	540,000

Total assets	$35,367,000

Total liabilities	$4,367,000

During 2004, the Company recorded the final adjustment to the purchase price, which eliminated goodwill while adjusting property, plant and equipment based on an independent valuation.

4. Accounts Receivable

Accounts receivable consists of the following as of December 31, 2003 and 2004:

	2003	2004
Accounts receivable, trade	$19,457,989	$23,456,622
Less-allowance for doubtful accounts	(2,633,452)	(2,506,009)

Accounts receivable, net	$16,824,537	$20,950,613

The activity in the Company’s allowance for doubtful accounts for the periods ending December 31, 2002, 2003 and 2004 is as follows:

	Balance at the Beginning of the Period	Charged to Costs and Expenses	Write-offs	Balance at the End of the Period
2002	505,195	$6,940,176	$(6,045,644)	$1,399,727
2003	1,399,727	3,234,732	(2,001,007)	2,633,452
2004	$2,633,452	5,118,762	(5,246,205)	2,506,009

GRANDE COMMUNICATIONS HOLDINGS, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. Property, Plant and Equipment

Property, plant and equipment consist of the following as of December 31, 2003 and 2004:

	2003	2004
Communications plant	$309,890,383	$365,449,507
Computer equipment	5,287,457	5,618,877
Software, including general purpose and network	28,399,577	29,384,826
Buildings, leasehold improvements and land	5,528,663	4,584,105
Furniture, fixtures and vehicles	4,057,074	4,084,376
Other equipment	10,758,496	16,999,581
Assets under capital leases	13,200,000	15,235,462
Construction in process	7,459,012	5,922,281
Construction inventory	13,338,683	9,387,901

	397,919,345	456,666,916
Less—accumulated depreciation	(99,722,269)	(153,131,163)

Property, plant and equipment, net	$298,197,076	$303,535,753

6. Intangible Assets

Definite-lived intangible assets consist of the following at December 31, 2003 and 2004:

		2003		2004
	Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Subscriber base	2 – 3 years	$12,830,897	$(4,271,039)	$10,081,000	(7,738,725)
Franchise and access rights	5 – 15 years	2,467,961	(565,229)	3,993,276	(981,011)
Non-compete agreements	2 years	300,000	(300,000)	—	—

		$15,598,858	$(5,136,268)	$14,074,276	(8,719,736)

In conjunction with the finalization of the Advantex purchase price, the recorded subscriber based decreased by approximately $2,831,000 and the related accumulated amortization by approximately $1,651,000.

Amortization expense was $1,440,858, $3,403,929 and $3,883,469 for the years ending December 31, 2002, 2003 and 2004, respectively. Amortization expense associated with the net carrying value of definite-lived intangible assets is estimated to be $2,661,000 in 2005 and $319,000 in 2006 through 2009.

7. Accrued Liabilities

Accrued liabilities consist of the following as of December 31, 2003 and 2004:

	2003	2004
Accrued compensation	$3,161,967	$3,763,876
Accrued taxes	6,170,847	7,568,870
Accrued interest	747,722	4,760,000
Accrued programming	1,885,480	2,779,103
Accrued other	3,827,490	2,771,721

Accrued liabilities	$15,793,506	$21,643,570

GRANDE COMMUNICATIONS HOLDINGS, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. Income Taxes

As of December 31, 2004, the Company had federal net operating loss carryforwards of approximately $261 million. The net operating loss carryforwards will expire beginning in 2020 if not utilized.

Utilization of the net operating losses may be subject to a substantial annual limitation due to the “change in ownership” provisions of the Internal Revenue Code of 1986. The annual limitation may result in the expiration of net operating losses before utilization.

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of deferred tax assets and liabilities as of December 31, 2002, 2003 and 2004 are as follows:

	2002	2003	2004
Deferred tax assets:
Amortizable assets	$2,290,042	$—	$—
Other		49,951	64,424
Capital Lease	—	—	4,839,630
Reserves	1,068,272	930,660	1,047,262
Net operating loss carryforward	42,196,122	72,128,560	99,151,651

Total deferred tax assets	45,554,436	73,109,171	105,102,967

Deferred tax liabilities:
Amortizable assets	—	2,430,625	3,813,547
Depreciable assets	2,406,683	10,364,680	19,743,653

Total deferred tax liabilities	2,406,683	12,795,305	23,557,200

Net deferred tax asset	43,147,753	60,313,866	81,545,767
Less-valuation allowance	(43,147,753)	(60,313,866)	(81,545,767)

Total deferred taxes	$—	$—	$—

The Company has established a valuation allowance equal to the net deferred tax asset due to uncertainties regarding the realization of the deferred tax asset based on the Company’s lack of earnings history. The valuation allowance increased by approximately $21,232,000 during the year ended December 31, 2004. As of December 31, 2004, approximately $23,127,000 of the valuation allowance relates to the Clearsource acquisition. Any future recognition of these deferred tax items will first adjust goodwill, then other non-current intangibles of the acquired entity.

The Company’s provision for income taxes differs from the expected tax expense (benefit) amount computed by applying the statutory federal income tax rate of 35% to income before income taxes primarily as a result of the following for the years ended December 31 as follows:

	2002	2003	2004
Computed at federal statutory rate	$(9,412,000)	$(13,115,000)	$(19,265,000)
State taxes, net of federal benefit	(822,000)	(1,116,000)	(1,644,000)
Permanent items and other	(582,000)	89,000	(323,000)
Valuation allowance	10,816,000	14,142,000	21,232,000

Provision (benefit) for income taxes	$—	$—	$—

GRANDE COMMUNICATIONS HOLDINGS, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. Long Term Debt

Long-term debt consists of the following as of December 31, 2003 and 2004:

	2003	2004
Revolving credit facility	$11,541,200	$—
Term loan facility	51,000,000	—
14% notes	—	136,000,000
Capital leases	13,151,805	14,576,511
Note payable	—	84,253

	75,693,005	150,660,764
Less-current portion	(428,639)	(679,697)

Long-term debt	75,264,366	149,981,067
Discount on debt	(681,729)	(7,803,976)

Long-term debt, net of discount	$74,582,637	$142,177,091

14% Senior Secured Notes

On March 23, 2004, the Company completed a private placement offering for 136,000 units each consisting of (1) $1,000 of 14% Senior Secured Notes due 2011 and (2) a warrant to purchase 100.336 shares of common stock.

The Senior Secured Notes accrue interest at the rate of 14% per annum with the interest payable semi-annually in arrears on April 1 and October 1.

The Senior Secured Notes were issued with an original offering discount of $5,797,680. This discount is being amortized to interest expense using the effective interest method over the term of the underlying notes.

See the discussion of the warrants in footnote 10 below.

The Company incurred $6,383,437 of debt issuance costs related to the units.

The Senior Secured Notes contains covenants customary for facilities of this nature, including financial covenants and covenants limiting debt, liens, investments, consolidation, mergers, acquisitions, asset sales, sale and leaseback transactions, payments of dividends and other distributions, making of capital expenditures and transactions with affiliates. The Company in compliance with covenants as of December 31, 2004. The Company is subject to mandatory prepayments based upon operating results, sales of assets, equity or debt offerings or other events.

The 14% Senior Secured Notes are the obligations of Grande Communications Holdings, Inc. (“Holdings”) and guaranteed by all existing subsidiaries. Holdings has no independent assets or operations, all of the guarantees of the subsidiaries are on a full and unconditional and joint and several basis, and all subsidiaries are included in the consolidated financial statements of Holdings.

2001 Credit Facility

In October 2001, the Company entered into a credit facility with a total capacity of $70 million, governed by a single credit agreement. Concurrent with the closing of the 14% Senior Secured Notes, we paid $64.8 million to

GRANDE COMMUNICATIONS HOLDINGS, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

extinguish the 2001 Credit Facility. In conjunction with this repayment, we recognized a $2.1 million loss on debt extinguishment and we reclassified $3.2 million of cash to other long-term assets as collateral for our existing letters of credit.

Capital Leases

During 2003, the Company completed a sale and leaseback of land and buildings in San Marcos, Waco, Odessa and Corpus Christi, netting $11.9 million in cash proceeds. The gain from the sale of $977,000 as well as the costs related to this transaction of $1,300,000 will be amortized over the 20-year life of the capital lease. During 2004, the Company entered into two additional significant capital leases, one on another office building in San Marcos and the other for billing software.

Scheduled payments for the capital leases as of December 31, 2004 are as follows:

2005	$1,797,055
2006	1,769,467
2007	1,616,444
2008	1,559,244
2009 and thereafter	22,867,580

Total minimum lease payments	$29,609,790
Amounts representing interest	(15,033,279)

Present value of net minimum lease payments	14,576,511
Less current maturities	(636,377)

Total long term capital lease	$13,940,134

Capitalized Interest

The Company capitalizes interest expense incurred from debt utilized to fund the construction of the network. The total amounts capitalized were $2.6 million, $2.2 million and $2.9 million, for the years ended December 31, 2002, 2003 and 2004, respectively.

10. Stockholders’ Equity

Common Stock

In February 2000, the Company sold 11,410,000 shares of its $0.001 par value common stock. These shares are otherwise restricted as to their sale to a third party for a period ending the earlier of either an initial public equity offering or February 2010.

Preferred Stock

The Company’s $0.001 par value preferred stock may be issued from time to time in one or more series as determined by the Company’s Board of Directors.

The Company has issued seven series of preferred stock, in alphabetical sequence from A to G (the “Preferred Stock”).

The Preferred Stock is convertible into common stock at any time at the option of the holders, and automatically convertible to common stock upon the Company’s sale of its common stock in a firm commitment

GRANDE COMMUNICATIONS HOLDINGS, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

underwritten public offering meeting certain pricing specifications. The number of shares of common stock into which the Preferred Stock are convertible is based on a conversion price which initially provides for the conversion of one share of Preferred Stock to one share of common stock. The conversion price is adjusted for certain dilutive issuances, such as stock splits, stock dividends, recapitalizations or similar events, so that the number of shares of common stock issuable upon conversion is increased or decreased in proportion to any increase or decrease in the aggregate shares of common stock outstanding. The Preferred Stock is entitled to participate equally in the payment of dividends, when and as declared by the Board of Directors, on an as-converted basis. Such stock also has voting rights on an as-converted basis.

The Company has an investor rights agreement, as amended, with all purchasers of its various preferred stock that includes certain registration rights, preemptive rights, transfer restrictions, company covenants and corporate governance provisions.

In the event of any liquidation, dissolution or winding up of the Company, the holders of the Preferred Stock are entitled to receive, prior and in preference to any distribution to the holders of common stock, an amount per share which ranges from $1.00 to $3.90, plus declared but unpaid dividends on such shares.

The Company entered into the Series G Preferred Stock Purchase Agreement, dated October 27, 2003, with a number of investors under which the Company sold 34,615,330 shares of Series G Preferred Stock (“Series G”) to such investors for a purchase price of $1.30 per share, for gross proceeds of $44,999,999. Each share of Series G preferred stock was initially convertible into one share of common stock at the election of the holder, based on a conversion ratio as defined in the agreement, initially set at one to one and adjusted from time to time based on certain anti-dilution provisions. The Company has also issued warrants to purchase 138,461,536 shares of common stock in connection with this sale of Series G preferred stock. For every share of Series G preferred stock purchased by an investor, such investor received four Warrants to purchase one share of common stock at an initial exercise price of $0.01 per share of common stock. The warrants have a ten year life and are immediately exercisable. Each share of Series G preferred stock has voting rights equal to the number of shares of common stock into which the preferred stock could then be converted.

The Company valued the warrants issued in connection with the Series G Preferred Stock at $0.20 per warrant or $27,692,307 and recorded this amount in additional paid in capital. The assumptions used to value these warrants were as follows: Expected Life—2 years, Fair Value of Common Stock—$0.20, Dividend Yield—0%, Risk Free Interest Rate—3%.

Concurrent with the closing of the 14% senior notes, the Company issued warrants to acquire 13,645,696 shares of common stock at $0.01 per share. The Company valued the warrants issued in connection with the 14% senior notes at $2,592,682 and recorded this amount in additional paid in capital. The assumptions used to value this warrant were as follows: Expected Life—12 years, Fair Value of Common Stock—$0.20, Dividend Yield—0%, Risk Free Interest Rate—3%.

Stock Options

Under the Company’s 2000 stock option plan (“the Stock Option Plan”), 65,844,734 shares of common stock are reserved and authorized for issuance upon the exercise of the options. Employees and key consultants of the Company are eligible to receive options under the Stock Option Plan. The Stock Option Plan is administered by the compensation committee of the Board of Directors. Options granted under the Stock Option Plan may be either “nonqualified stock options” or “incentive stock options” under Section 422 of the Internal Revenue Code of 1986, as amended. All options were granted at an exercise price equal to the estimated fair value of the common stock at the dates of grant as determined by the Board of Directors based on equity

GRANDE COMMUNICATIONS HOLDINGS, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

transactions and other analyses. The options vest ratably over a four-year term from the date of the grant and expire 10 years from the date of grant.

A summary of the status of the Stock Option Plan as of December 31, 2003 and 2004, is presented in the following table:

	2003		2004
	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
Outstanding, beginning of period	27,762,765	$0.53	46,948,533	$0.43
Granted	23,399,817	0.35	6,451,646	0.20
Exercised	(136,854)	0.50	(606,279)	0.32
Canceled	(4,077,195)	0.64	(3,748,202)	0.44

Outstanding, December 31	46,948,533	$0.43	49,045,698	$0.40

Shares exercisable	13,761,377		23,349,304
Shares available for grant	15,277,802		16,799,036
Weighted—average fair value of options granted during the year	0.05		0.03

The following table summarizes information about stock options outstanding and exercisable as of December 31, 2004:

Exercise Price	Number Outstanding	Number Exercisable	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life
$0.20	22,051,774	4,125,628	$0.20	9.0
$0.25	6,465,500	6,465,500	0.25	5.3
$0.50	7,566,350	6,881,100	0.50	6.0
$0.60	2,563,164	2,020,817	0.60	7.1
$0.80	10,398,910	3,856,259	0.80	7.9

Stock Purchase Warrants

Concurrent with the closing of the 2001 Credit Facility, the Company issued warrants to acquire 3,333,334 shares of Series C preferred stock at $1.20 per share. The warrants were immediately exercisable. In 2003, the maximum contractual life of the warrants was extended from two to five years, with no resulting impact to the statement of operations. No warrants have been exercised as of December 31, 2004. Under the terms of the warrant agreements, the exercise price is subject to adjustment for certain dilutive equity issuances.

The Company computed a fair value of the warrants of approximately $986,000 for the purpose of recording the discount on the issuance of debt using the Black-Scholes pricing method and the following assumptions:

Risk-free interest rate	3.5%
Expected dividend yield	0%
Expected lives	2 years
Volatility	40%

GRANDE COMMUNICATIONS HOLDINGS, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

This fair value has been recorded as a discount to the 2001 Credit Facility debt in connection with the Company’s first draw under that facility in 2002 and was being amortized since that draw. This discount was relieved in conjunction with the payoff of the Credit Facility.

Concurrent with the closing of the 14% senior notes, the Company issued warrants to acquire 13,645,696 shares of common stock at $0.01 per share.

The Company has computed a fair value of the warrants of approximately $2,592,682 for the purpose of recording the discount on the issuance of debt using the Black-Scholes pricing method and the following assumptions:

Risk-free interest rate	3.0%
Expected dividend yield	0%
Expected lives	2 years
Volatility	0%

Amortization of the debt discount was approximately $123,000, $160,000 and $623,000 in 2002, 2003 and 2004, respectively.

11. Commitments and Contingencies

Operating Leases

The Company leases office space and other assets for varying periods. Leases that expire are generally expected to be renewed or replaced by other leases.

Certain of our operating leases provide for payments that, in some cases, increase over the life of the lease. In accordance with FASB Statement No. 13, Accounting for Leases, rental expense for the Company’s operating leases is recognized on a straight-line basis for all operating leases including those with escalation clauses. The aggregate of the minimum annual payments is expensed on a straight-line basis over the term of the related lease without consideration of renewal option periods. Deferred rent consists of the step-rent accrual related to these operating leases. In 2004, we recorded approximately $753,000 as deferred rent. The lease agreements contain provisions that require the Company to pay for normal repairs and maintenance, property taxes, and insurance.

Future minimum rental payments required under the operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2004, are as follows:

2005	$4,336,000
2006	3,748,000
2007	3,229,000
2008	2,682,000
2009 and thereafter	15,316,000

Total minimum lease payments	$29,311,000

Total rental expense for all operating leases was approximately $4,684,000, $5,531,000 and $6,226,000 for 2002, 2003 and 2004, respectively.

GRANDE COMMUNICATIONS HOLDINGS, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Franchise Agreements and Build-Outs

The Company has entered into numerous franchise agreements with municipalities in Texas. These agreements provide for, among other items: payment of a stated percentage of revenue (typically 5%) on a quarterly basis, the maintenance of deposits and corporate surety bonds up to $1 million, and the contribution of funds up to $4 million to provide facilities and equipment related to public access channel. These agreements have various terms, ranging between 5 and 9 years with additional renewal periods.

With respect to the above franchise agreements and the build-out of the Company’s network, management anticipates incurring significant capital expenditures during 2005 and beyond.

Legal Proceedings

Both the FCC and the Department of Justice have been and may still be conducting investigations understood to involve billing practices by MCI and related issues involving companies that terminated or otherwise may have handled traffic on behalf of MCI, including those companies participating in MCI’s Least Cost Routing Program. We believe we were a substantial participant in the Least Cost Routing Program. The Department of Justice convened a grand jury in the Southern District of New York as part of its investigation. The grand jury issued document subpoenas to a number of companies in the telecommunications industry, including us. We cooperated with the Department of Justice and produced responsive documents. The FCC issued a letter of inquiry to us and other companies seeking documents and requesting information relating to the above described billing practices and the compliance by such companies, including us, with applicable law and regulations. We responded to the letter of inquiry and produced additional documentation to supplement our answers to certain questions. The FCC may issue additional letters of inquiry in the future, to which we would intend to respond in the same manner. We cannot predict the outcome of these investigations or their duration. If these investigations result in current or prior billing practices being identified as violative of applicable laws or regulations, result in penalties being imposed upon us, result in further proceedings against specific companies, including us, result in changes in the law or regulations that would have an industry-wide effect, or lead to litigation among parties involved in terminating or otherwise routing traffic, the impact could have a material adverse effect on our business and financial condition. There have been no substantial communications, of any kind, on this investigation between the Department of Justice or the FCC and Grande since January 2004.

As a telecommunications company, we are a party to regulatory proceedings in the ordinary course of our business at both the state and federal levels. For example, we along with many other telecommunications companies in Texas are currently a party to a proceeding before the PUCT relating to the terms of SBC Communications’ standard interconnection agreement and an anticipated successor to this interconnection agreement. The proceeding has progressed in two phases, with phase one completed with no changes to the interconnection agreement that materially impacted the company. Phase two issues will be decided in July 2005 are not issues that could, individually, or in the aggregate with any other regulatory proceedings, have a material adverse effect on our business, financial condition or results of operations.

Insurance

The Company carries a broad range of insurance coverage, including property, business, auto liability, general liability, directors and officers, workers’ compensation and an umbrella policy. The Company has not incurred significant claims or losses on any of these insurance policies.

The Company utilizes self-insurance with respect to employee medical coverage. Such self-insurance is provided in connection with a plan that includes certain stop-loss coverage on a per employee and total claims

GRANDE COMMUNICATIONS HOLDINGS, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

basis. The Company estimates the liability for claims based on Company experience. Additionally, the Company utilizes self-insurance for its distribution line equipment. Management believes that the risk of loss related to this equipment is not significant.

Maintenance Agreements

The Company has entered into numerous agreements for the maintenance of leased fiber optic capacity. Future amounts due under these agreements are as follows:

2005	$1,033,000
2006	1,033,000
2007	1,033,000
2008	1,033,000
2009 and thereafter	12,101,000

Total	$16,233,000

Purchase Commitments

We may be required to purchase a minimum of $42.7 million of equipment from some of our suppliers between January 2005 and December 2010. We entered into these agreements based upon estimates of equipment we expect to need over this six-year period. The majority of these purchase commitments are contingent upon delivery of technical and functional next generation requirements. If we do not actually need the estimated amount and type of equipment, our financial condition could be adversely affected because we would be obligated to spend money on equipment we do not need, rather than applying it to help grow and develop our business.

Employment Agreement

William Morrow is employed as Chief Executive Officer and Vice Chairman of the board of directors for an indefinite term under an employment agreement effective September 1, 2000, as amended on February 20, 2004.

12. Concentration of Credit Risk and Significant Customer

Certain financial instruments potentially subject the Company to concentrations of credit risk. These financial instruments consist primarily of trade receivables, cash and temporary cash investments.

The Company places its cash and temporary cash investments with high credit quality financial institutions and limits the amount of credit exposure to any one financial institution. The Company also periodically evaluates the creditworthiness of the institutions with which it invests. The Company does maintain invested balances in excess of federally insured limits.

Revenues from one customer were approximately 50 percent, 36 percent and 1 percent of operating revenues in 2002, 2003 and 2004, respectively, and no accounts receivable related to this customer were outstanding as of December 31, 2003 and 2004. This customer declared Chapter 11 bankruptcy in June 2002, and the Company wrote off accounts receivable of $4.9 million, net of recoveries during 2002. The Company continued to do business with this customer into the 4th quarter of 2003 when all network services were discontinued. Under the terms of the contract, the customer was liable for minimum charges for early termination of its contract. In December 2003, the Company agreed to settle the minimum charges for a $5.5 million cash payment in December 2003 and a Class 6 General Unsecured Claim in the bankruptcy court. The Company

GRANDE COMMUNICATIONS HOLDINGS, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

recognized the $5.5 million payment as revenue in 2003. In April 2004 this customer emerged from bankruptcy proceedings. The Company received a final settlement totaling $2.5 million related to their unsecured claim in the second quarter of 2004.

The Company’s trade receivables reflect a customer base primarily centered in Texas. The Company routinely assesses the financial strength of its customers and generally does not require collateral. As a consequence, concentrations of credit risk are limited.

13. Employee Benefit Plan

The Company has a 401(k) plan for its employees. All employees over the age of 18 who have completed one month of service are eligible to participate in the plan. The Plan provides for discretionary matching by the Company. During 2002, 2003 and 2004, the Company made discretionary matching cash contributions to the plan of approximately $417,000, $735,000 and $713,000, respectively.

14. Quarterly Financial Information—Unaudited

2004	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenues	$41,687	$45,815	$45,104	$46,439
Operating loss	(10,089)	(8,144)	(9,906)	(10,395)
Loss on extinguishment of debt	(2,145)	—	—	—
Net loss	(13,430)	(12,391)	(14,158)	(15,063)
Basic and diluted loss per common share	$(1.12)	$(1.01)	$(1.14)	$(1.21)

2003	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenues	$43,339	$47,936	$47,589	$42,650
Operating loss	(7,969)	(10,292)	(7,188)	(8,977)
Net loss	(8,286)	(10,835)	(8,044)	(10,305)
Basic and diluted loss per common share	$(0.71)	$(0.93)	$(0.69)	$(0.88)