Form 10-Q
period 2005-03-31
Grande Communications Holdings, Inc.
filed 2005-05-12
CIK 1290729

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at March 31, 2005
Common Stock, $.001 par value	12,928,303

GRANDE COMMUNICATIONS HOLDINGS, INC.

PART I

FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

GRANDE COMMUNICATIONS HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31, 2004	March 31, 2005
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$41,195	$34,208
Investments	20,000	15,000
Accounts receivable, net	20,951	20,284
Prepaid expenses and other current assets	2,720	3,254

Total current assets	84,866	72,746
Property and equipment, net	303,536	305,446
Goodwill	133,145	133,220
Other intangible assets, net	5,355	4,747
Debt issue costs, net	6,953	6,703
Other assets	4,661	5,148

Total assets	$538,516	$528,010

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$13,193	$14,531
Accrued expenses	21,644	21,711
Note payable	43	127
Deferred revenue	5,218	5,298
Current portion of capital lease obligations	636	655

Total current liabilities	40,734	42,322
Deferred rent	753	857
Deferred revenue	4,908	4,767
Capital lease obligations, net of current portion	13,940	13,838
Long term debt	128,237	128,427
Commitments and contingencies
Stockholders’ equity:
Series A preferred stock, $0.001 par value per share; 232,617,839 shares authorized, issued and outstanding; liquidation preference of $232,618	233	233
Series B preferred stock, $0.001 par value per share; 20,833,333 shares authorized, issued and outstanding; liquidation preference of $25,000	21	21
Series C preferred stock, $0.001 par value per share; 30,000,000 shares authorized, 17,005,191 shares issued and outstanding; liquidation preference of $20,406	17	17
Series D preferred stock, $0.001 par value per share; 115,384,615 shares authorized, 114,698,442 shares issued and outstanding; liquidation preference of $149,108	115	115
Series E preferred stock, $0.001 par value per share; 8,000,000 shares authorized, 7,999,099 shares issued and outstanding; liquidation preference of $19,998	8	8
Series F preferred stock, $0.001 par value per share; 12,307,692 shares authorized, 11,758,278 shares issued and outstanding; liquidation preference of $15,286	12	12
Series G preferred stock, $0.001 par value per share; 34,615,384 shares authorized, 34,615,330 shares issued and outstanding; liquidation preference of $135,000	35	35
Common stock, $0.001 par value per share; 786,835,883 shares authorized, 12,920,366 and 12,928,303 shares issued and outstanding, at December 31, 2004 and March 31, 2005, respectively	13	13
Additional paid-in capital	508,313	508,323
Treasury stock, at cost	(5)	(5)
Accumulated deficit	(158,818)	(170,973)

Total stockholders’ equity	349,944	337,799

Total liabilities and stockholders’ equity	$538,516	$528,010

The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANDE COMMUNICATIONS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(In thousands, except per share data)

	Three Months Ended March 31,
	2004	2005
Operating revenues	$41,687	$48,460
Operating expenses:
Direct costs	16,430	18,207
Selling, general and administrative	22,631	23,525
Depreciation and amortization	12,715	14,527

Total operating expenses	51,776	56,259

Operating loss	(10,089)	(7,799)
Other income (expense):
Interest income	65	315
Interest expense	(1,277)	(4,743)
Gain on disposal of assets	16	72
Loss on extinguishment of debt	(2,145)	—

Total other income (expense)	(3,341)	(4,356)

Net loss	$(13,430)	$(12,155)

Basic and diluted net loss per share	$(1.12)	$(0.98)
Basic and diluted weighted average number of common shares outstanding	11,971	12,422

The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANDE COMMUNICATIONS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Three Months Ended March 31,
	2004	2005
Cash flows from operating activities:
Net loss	$(13,430)	$(12,155)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	11,383	13,474
Amortization of intangible assets	1,332	1,053
Amortization of deferred financing costs	128	244
Provision for bad debts	1,074	1,109
Accretion of debt discount	37	192
Non-qualified option expense	6	6
Gain on sale of assets	(16)	(72)
Extinguishment of debt	2,145	—
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable, net	(775)	(442)
Prepaid expenses and other current assets	(928)	(1,021)
Accounts payable	(4,125)	1,338
Accrued expenses	(2,873)	68
Deferred revenue	(30)	(47)
Deferred rent	—	103

Net cash provided by (used in) operating activities	(6,072)	3,850

Cash flows from investing activities:
Net maturities of short-term investments	—	5,000
Purchases of property, plant and equipment	(11,248)	(15,629)
Purchase price adjustments	38	(75)
Purchase of franchise rights and other	(50)	(445)
Sale of fixed asset	—	469

Net cash used in investing activities	(11,260)	(10,680)

Cash flows from financing activities:
Proceeds from borrowings and promissory notes	132,502	—
Payments of long-term debt	(64,960)	(166)
Deferred financing costs	(5,140)	6
Proceeds from issuance of common stock	137	3
Proceeds from issuance of preferred stock, net of related offering expenses	11	—

Net cash provided by (used in) financing activities	62,550	(157)

Net change in cash and cash equivalents	45,218	(6,987)
Cash and cash equivalents, beginning of period	42,246	41,195

Cash and cash equivalents, end of period	$87,464	$34,208

The accompanying notes are an integral part of these condensed consolidated financial statements.

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

2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the rules and regulations of the SEC that permit reduced disclosure for interim periods. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for the fair presentation of the financial statements have been included, and the financial statements present fairly the financial position and results of operations for the interim periods presented. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations contained in the Company’s financial statements for the year ended December 31, 2004 contained in the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 2005.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the year ending December 31, 2005, or any other interim period.

Certain items related to 2004 have been reclassified to conform to the 2005 reporting format.

3. Stock-Based Compensation

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

GRANDE COMMUNICATIONS HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

The Company has elected to account for its employee stock-based compensation plans using the intrinsic value method under APB No. 25. The Company has computed, for pro forma disclosure purposes, the value of all options for shares of the Company’s common stock granted to employees of the Company using the Minimum Value pricing method and the following weighted-average assumptions:

	2004	2005
Risk-free interest rate	3.875%	3.875%
Expected dividend yield	0%	0%
Expected lives	5 years	5 years
Volatility (Minimum Value Method)	0%	0%

If the Company had accounted for these plans in accordance with SFAS 123, the Company’s net loss for the three months ended March 31, 2004 and 2005, would have increased as follows:

	Three Months Ended March 31,
	2004	2005
	(in thousands, except for per share data)
Net loss, as reported	$(13,430)	$(12,155)
Total stock-based employee compensation expense determined under fair value based method for all awards	(227)	(105)

Pro forma net loss	$(13,657)	$(12,260)

Basic and diluted net loss per share, as reported	$(1.12)	$(0.98)
Basic and diluted net loss per share, pro forma	$(1.14)	$(0.99)
Basic and diluted weighted average number of common shares outstanding	11,971	12,422

4. Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS 123 (revised 2004), Share-Based payment, (SFAS 123R). SFAS 123R addresses the accounting for share-based payments to employees, including grants of employee stock options. Under the new standard, companies will no longer be able to account for share-based compensation transactions using the intrinsic method in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. Instead, companies will be required to account for such transactions using a fair-value method and recognize the expense in the consolidated statement of operations. SFAS 123R will be effective for the first period beginning after December 15, 2005. We have not yet determined which fair-value method and transitional provision we will follow. However, we expect that the adoption of SFAS 123R may have a significant impact on our results of operations. We do not expect that the adoption of SFAS 123R will impact our overall financial position. See Stock Based Compensation in Note 2 for the pro forma impact on net income and net income per share from calculating stock-based compensation costs under the fair value alternative of SFAS 123. However, the calculation of compensation cost for share-based payment transactions after the effective date of SFAS 123R may be different from the calculation of compensation cost under SFAS 123, but such differences have not yet been quantified.

5. Contingencies

Both the FCC and the Department of Justice have been and may still be conducting investigations understood to involve billing practices by MCI and related issues involving companies that terminated or

GRANDE COMMUNICATIONS HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

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

6. Subsequent Events

In April 2005 we paid $9.5 million of interest due on our senior notes.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This management’s discussion and analysis includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend our forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these sections. When used in this report, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan” and similar expressions as they relate to Grande Communications Holdings, Inc. or our management are intended to identify these forward-looking statements. All statements by us regarding our expected future financial position and operating results, our business strategy, our financing plans, forecasted trends relating to the markets in which we operate and similar matters are forward-looking statements. We cannot assure you that our expectations expressed or implied in these forward-looking statements will turn out to be correct. Our actual results could be materially different from our expectations because of various factors, including those discussed below and under the caption “Business—Risk Factors Relating to Our Business” in our Form 10-K, filed with the SEC on March 30, 2005. The following management’s discussion and analysis should be read in conjunction with our Condensed Consolidated Financial Statements and Notes thereto included herewith and with our Management’s Discussion and Analysis of Financial Condition and Results of Operation and Condensed Consolidated Financial Statements and Notes thereto for the three-year period ended December 31, 2004, included in our Form 10-K filed with the SEC on March 30, 2005.

Unless we indicate otherwise, references below to “we,” “us,” “our” and “Grande” mean Grande Communications Holdings, Inc. and its subsidiaries.

Overview

We provide communities in Texas with a bundled package of cable television, telephone and broadband Internet and other services. We operate fully integrated advanced broadband networks in six markets that passed approximately 319,717 out of approximately 1.4 million marketable homes and small businesses as of March 31, 2005. We expect that with existing cash on hand and our anticipated cash flow from operations, we will be fully funded to build-out our networks to pass all 1.4 million marketable homes and small businesses.

In July 2000, when our network construction was still in a very early stage, we acquired an established telephone and data network that served as the platform to provision residential telephone and broadband Internet services and that still provides network services revenues. This acquisition initially provided a significant portion of our revenues and became the foundation of our business while we moved forward with the construction of our broadband networks. Since 2001, as our network construction proceeded and the number of bundled services customers has grown, we have derived an increasing percentage of our revenues from our retail cable television, telephone and broadband Internet and other services and we expect this trend to continue.

Since inception, we have been funded primarily with private equity investments and to a lesser extent, incurrence of debt. Between February 2000 and October 2003, we completed a series of private placements of our preferred stock, raising aggregate gross proceeds of $338.2 million from the sale of our capital stock. In March 2004, we raised net proceeds of $124.5 million from the issuance of senior secured notes and warrants, and used a portion of the net proceeds to repay all amounts outstanding under our then-existing senior credit facility. The net proceeds from these private placements and incurrence of debt have been used to fund our network buildout, operations, and our acquisitions, which are described below under the heading “Acquisitions.” As a result of equity investments and mergers where stock was used as consideration, we now have $508 million of total invested equity capital and a base of over 20 institutional private equity investors.

We have incurred net losses for the past three years and expect to continue to incur net losses for the next several years. However, we did achieve positive Adjusted EBITDA in 2003, 2004 and in the three months ended March 31, 2005. See “EBITDA/Adjusted EBITDA” below for a discussion of this non-GAAP measure of our operating performance as well as our use of Adjusted EBITDA in 2004.

Acquisitions

We have completed eight acquisitions since inception. Each of our acquisitions has been strategic in nature, either enhancing our capabilities, expanding our network coverage or reducing our anticipated future capital expenditures. We include the operating results of each of our acquisitions in our financial statements beginning on the date of consummation of the acquisition.

Marketable Homes Passed, Penetration, Customers, Connections and Market Level Cash Flow

We report marketable homes passed as the number of residential and business units, such as single residence homes, apartments and condominium units, passed by our networks other than those we believe are covered by exclusive arrangements with other providers of competing services. As of March 31, 2005, our networks passed 319,717 marketable homes and we had 130,753 residential, small business and enterprise customers.

Because we deliver multiple services to our customers, we report our total number of connections for telephone, cable television and broadband Internet and other services in addition to our total number of customers. We count each telephone, cable television and broadband Internet and other service purchase as a separate connection. For example, a single customer who purchases cable television, telephone and broadband Internet service would count as three connections. Similarly, a single customer who purchases our broadband Internet service and our wireless security service would count as two connections. We do not record the purchase of long distance telephone service by a local telephone customer or digital cable services by an analog cable customer as additional connections. However, we do record each purchase of an additional telephone line by a local telephone customer as an additional connection. As March 31, 2005, we had 260,060 connections.

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

Bundled services revenues—cable television, telephone, broadband Internet and other. We typically provide cable television, telephone and broadband Internet and other services on a bundled basis for fixed monthly fees billed in advance, with the amount of the monthly fee varying significantly depending upon the particular bundle of services provided. We also charge usage-based fees for additional services, such as pay-per-view movies that involve a charge for each viewing and long-distance services that involve charges by the number of minutes of use. We generally bill for these usage-based services monthly in arrears. We generate revenues from one-time charges for the installation of premises equipment. Most of our bundled offerings include fees for equipment rental, although in some instance we sell modems to customers. We also charge monthly or one-time fees for additional services, including advertising. We collect from our cable customers and include in our gross revenues the fees payable to cable franchise authorities, which are usually 5% of our revenues from cable subscriptions. We began offering security services as part of our bundle in June 2004. We sell all wireless security premise equipment to new customers at installation. The security revenue is included in broadband Internet and other.

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

Our cost of revenues include the following:

•	Cable costs. Programming costs historically have been the largest cost of providing our cable television services and we expect this trend to continue. We have entered into contracts with the National Cable Television Cooperative and other programming providers to provide programming to be aired on our networks. We pay a monthly fee for these programming services, generally based on the average number of subscribers to the program, although some fees are adjusted based on the total number of subscribers to the system or the system penetration percentage. Since programming cost is partially based on numbers of subscribers, it will increase as we add more subscribers. It will also increase to the extent costs per channel increase over time, and may change depending upon the mix of channels we offer in each market from time to time. Our cable costs also include the fees payable to cable franchise authorities, which are usually 5% of our revenues from cable subscriptions.

•	Telephone costs. Our cost of revenues associated with delivering telephone services to residential and small business customers consist primarily of transport costs, which are comprised mostly of amounts needed for the operation, monitoring and maintenance of our networks, and also include access and other fees that we pay to other carriers to carry calls outside of our networks. Transport costs for these types of customers are largely fixed so long as we do not need to procure additional equipment or lease additional capacity. Transport costs are expected to increase when new facilities need to be obtained. The access fees are generally usage based and therefore variable.

•	Broadband Internet and other costs. Our cost of revenues associated with delivering broadband Internet and other services to residential and small business customers consists primarily of transport costs and fees associated with peering arrangements we have with other carriers. Transport costs and peering fees for this service are largely fixed so long as we do not need to procure additional equipment or lease additional capacity, but transport costs and peering fees are expected to increase when new facilities for connecting to the Internet need to be obtained. Our security related costs are primarily related to system monitoring with a third party provider and the costs associated with selling security premise equipment to customers.

•	Broadband transport services costs. Our cost of revenues associated with delivering broadband traffic consists primarily of fixed transport costs, which are comprised mostly of amounts needed for the operation, monitoring and maintenance of our networks, and also include access and other fees that we pay to other carriers to carry traffic outside of our networks. These costs are mostly fixed in nature. There are some variable costs associated with external maintenance and with private line services, which can have a component that requires us to pay other carriers for a portion of the private line.

•	Network services costs. Our cost of revenues associated with delivering traffic consists primarily of transport costs, mostly amounts needed for the operation, monitoring and maintenance of our networks, and access and other fees that we pay to other carriers to carry traffic outside of our networks. These costs are primarily fixed with respect to the monitoring of the traffic we carry on our networks, although there are variable components associated with external maintenance costs and other items. The access and other carrier fees are variable and usage-based.

Selling, general and administrative expenses

Our selling, general and administrative expenses include all of the expenses associated with operating and maintaining our networks that are not cost of revenues. These expenses primarily include payroll and departmental costs incurred for network design, monitoring and maintenance. They also include payroll and departmental costs incurred for customer installation and service personnel, customer service representatives and management and sales and marketing personnel. Other included items are advertising expenses and promotional expenses, corporate and subsidiary management, administrative costs, professional fees, taxes, insurance and facilities costs.

Depreciation and amortization

Depreciation and amortization expenses include depreciation of our broadband networks and equipment and amortization of costs in excess of net assets and other intangible assets related to acquisitions.

Operating Data

	Quarter Ended
	March 31, 2004	June 30, 2004	September 30, 2004	December 31, 2004	March 31, 2005
Operating Data:
Marketable homes passed	280,959	288,258	297,697	308,913	319,717
Customers(1)	110,790	115,275	120,243	126,736	130,753
Number of connections
Cable television	75,255	78,244	81,642	83,098	84,483
Telephone(1)	101,347	104,954	108,418	110,360	114,809
Broadband Internet and other	43,142	47,440	51,476	56,184	60,768

Total connections	219,744	230,638	241,536	249,642	260,060
Average monthly revenue per:
Customer	$87.14	$85.75	$85.32	$82.87	$84.75
Cable television	46.03	46.59	46.00	45.63	47.89
Telephone	44.12	43.86	43.84	42.38	43.31
Broadband Internet and other	35.94	35.49	34.40	34.50	34.59

(1)	In the first quarter of 2005, we reclassified approximately 900 customers and 2,600 telephony connections to our operating data for our retail services that were previously supported by our network services team, which now are supported by our retail team. These connections were not previously counted in operating data, as the customers from network services and broadband transport are not included in the operating data.

Results of Operations

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

The following table sets forth financial data as a percentage of operating revenues for the three months ended March 31, 2004 and 2005.

	Three Months Ended March 31,
	2004	2005
Consolidated Financial Data:
Operating revenues:
Cable television	24%	25%
Telephone	31	30
Broadband Internet and other	11	13
Broadband transport services	7	4
Network services	27	28

Total operating revenues	100	100
Operating expenses:
Cost of revenues	39	38
Selling, general and administrative	54	48
Depreciation and amortization	30	30

Total operating expenses	123	116

Operating loss	(23)	(16)
Other income (expense):
Interest income	—	1
Interest expense	(3)	(10)
Gain/loss on disposal of assets	—	—
Loss on extinguishment of debt	(5)	—

Total other income (expense)	(8)	(9)

Net loss	(31)%	(25)%

Operating Revenues. Our operating revenues for the three months ended March 31, 2004 and 2005 were $41.7 million and $48.5 million, respectively, an increase of $6.8 million, or 16%. This increase is a result of growth in bundled services and network services. Operating revenues for our cable television services for the three months ended March 31, 2004 and 2005 were $10.1 million and $12.0 million, respectively, an increase of $1.9 million, or 19%. Operating revenues for our telephone services for the three months ended March 31, 2004 and 2005 were $13.1 million and $14.6 million, respectively, an increase of $1.5 million, or 11%. Operating revenues for our broadband Internet and other services for the three months ended March 31, 2004 and 2005 were $4.4 million and $6.1 million, respectively, an increase of $1.7 million, or 39%. The increased revenues for cable television, telephone and broadband Internet and other are primarily due to growth in the number of connections, from 219,744 as of March 31, 2004 to 260,060 as of March 31, 2005, and to a lesser extent from rate increases. The additional connections and revenues resulted primarily from the continued construction of our broadband networks and continued penetration growth of marketable homes in our markets.

Operating revenues for our broadband transport services for the three months ended March 31, 2004 and 2005 were $2.9 million and $2.0 million, respectively, a decrease of $0.9 million, or 31%, primarily due to a large construction project in the first quarter of 2004. This product line is experiencing pricing compression as well, which outpaced our customer growth. Revenue from network services was $11.1 million and $13.7 million, respectively, an increase of $2.6 million, or 23% due to customer growth.

Cost of Revenues. Our cost of revenues for the three months ended March 31, 2004 and 2005 were $16.4 million and $18.2 million, respectively, an increase of $1.8 million, or 11%. The increase in our cost of revenues is primarily due to the growth of costs related to increased connections in our bundled services offerings. Cost of revenues were relatively flat as a percentage of revenues at 39% for the three months ended March 31, 2004, compared with 38% for the three months ended March 31, 2005.

Our gross margin for the three months ended March 31, 2005 for our bundled cable television, telephone and broadband Internet and other services was relatively flat at 72%, compared with 73% for the three months ended March 31, 2004. We added connections at a consistent mix quarter to quarter. Both telephone and broadband Internet and other service products carry a somewhat higher gross margin than the cable television product due to the programming costs associated with cable television. For broadband transport services, our gross margin for the three months ended March 31, 2005 was 87%, compared with 76% for the three months ended March 31, 2004. This increase is due to lower margin third-party construction projects in the first quarter of 2004, as well as an increased usage of excess capacity on the fixed cost portions of our network. For network services, our gross margin for the three months ended March 31, 2005 was 35%, compared with 26% for the three months ended March 31, 2004. This increase is due to lower margins in 2004 due to lower utilization of the network after losing the MCI contract in October 2003. Since then we have been adjusting our network capacity to demand, resulting in greater utilization rates.

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

Selling, General and Administrative Expense. Our selling, general and administrative expense for the three months ended March 31, 2004 and 2005 was $22.6 million and $23.5 million, respectively, an increase of $0.9 million, or 4%. The increase is primarily due to the expenses related to supporting the growth in revenues. Selling, general and administrative expense decreased as a percentage of revenues from 54% to 48%. We expect our selling, general and administrative expense to increase as a result of the growth of our business and customer base, and decrease over time as a percentage of revenue.

Depreciation and Amortization Expense. Our depreciation and amortization expense for the three months ended March 31, 2004 and 2005 was $12.7 million and $14.5 million, respectively, an increase of $1.8 million, or 14%. The increase is due to the expansion of our constructed and acquired network. We expect depreciation and amortization expense to continue to increase as we make additional capital expenditures to construct and expand our networks in our existing markets.

Interest Expense. For the three months ended March 31, 2004 and 2005, our interest expense, which includes interest incurred net of capitalized interest, was $1.3 million and $4.7 million, respectively, and increase of $3.4 million, or 262%. Our interest expense increased due to interest accrued on the senior secured notes issued in March of 2004. For the three months ended March 31, 2004 and 2005, we had capitalized interest of $0.4 million and $0.8 million, respectively, and increase of $0.4 million, or 100%.

Write-Off Due to Repayment of Credit Facility. During the three months ended March 31, 2004, we completed a private placement of our senior notes. Concurrent with this offering we repaid $64.8 million to extinguish our senior credit facility. We wrote off debt issuance costs of approximately $2.1 million associated with this repayment.

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

Adjusted EBITDA was $2.8 million and $6.9 million for the quarters ended March 31, 2004 and 2005, respectively, an increase of $4.1 million, or 146%. The increase is primarily due to the addition of new customers, added both through acquisitions and the build-out of our networks over such periods, and the loss of approximately $2.1 million associated with repayment of our senior credit facility in March 2004.

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

The reconciliation of EBITDA/Adjusted EBITDA to net income is as follows:

	Three Months Ended March 31,
	2004	2005
	(Dollars in thousands)
Net loss as reported	$(13,430)	$(12,155)
Add back non-EBITDA/Adjusted EBITDA items included in net loss:
Interest income	(65)	(315)
Interest expense	1,277	4,743
Taxes	197	75
Depreciation and amortization	12,715	14,527

EBITDA	694	6,875
Loss on extinguishment of debt	2,145	—

Adjusted EBITDA	$2,839	$6,875

Liquidity and Capital Resources

Sources and Uses of Funds

Since inception, we have raised an aggregate of $338 million in equity funding from institutional private equity investors and others to pursue our business plan. As a result of such stock issuances and our merger with ClearSource, we have a total of $508 million of total invested equity capital. Funds raised have been used to construct our networks, to make acquisitions, to launch services in our existing six markets and for working capital and operating expenses.

On March 23, 2004, we issued $136.0 million principal amount at maturity of senior secured notes with fixed interest payable at a rate of 14% per annum. We refer to these notes as the senior notes. Interest on the senior notes is payable semi-annually each April 1 and October 1 beginning October 1, 2004. We used a portion of the net proceeds from the sale of the senior notes to repay all amounts outstanding under our then-existing senior credit facility. The senior credit facility was terminated upon repayment and we are not able to borrow any further amounts thereunder. In connection with the payment and termination of the senior credit facility, we recorded $2.1 million of debt extinguishment expenses, including accelerated amortization of debt issuance costs and other expenses of $1.5 million.

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

At March 31, 2005, we had total cash and cash equivalents of $34.2 million, investments of $15 million and $142.3 million of long-term debt outstanding.

As of March 31, 2005, we had net working capital of $30.4 million, compared to net working capital of $44.1 million as of December 31, 2004. The decrease in working capital resulted primarily from the net loss for the most recent quarter, and was reflected as follows:

•	a decrease of $7.0 million in cash and cash equivalents;

•	a decrease of $5.0 million in investments; and

•	an increase of $1.3 million in accounts payable.

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

Cash Flows from Operating Activities

Net cash provided by (used in) operations totaled $(6.1) million and $3.9 million for the three months ended March 31, 2004 and 2005, respectively. The net cash flow activity related to operations consisting primarily of changes in operating assets and liabilities and adjustments to net loss for non-cash transactions including:

•	depreciation and amortization;

•	non-cash option compensation;

•	non-cash interest expense;

•	provision for bad debt;

•	gain on disposal of assets; and

•	loss on extinguishment of debt.

Depreciation and amortization for the three months ended March 31, 2004 and 2005 was $12.7 million and $14.5 million, respectively. Other non-cash charges for the three months ended March 31, 2004 and 2005 were $3.4 million and $1.5 million, respectively.

As of March 31, 2005 we had a $9.5 million balance in accrued liabilities related to our senior notes, which was subsequently paid on April 1, 2005.

Cash Flows from Investing Activities

Our net cash used in investing activities for the three months ended March 31, 2004 and 2005 was $11.3 million and $10.7 million, respectively. These net cash outflows are primarily due to the build-out of our network in both 2004 and 2005.

Cash Flows from Financing Activities

Our net cash provided by (used in) financing activities for the three months ended March 31, 2004 and 2005 was $62.6 million and $(0.2) million, respectively. Cash flows from financing activities in the three months ended March 31, 2004 consisted primarily of borrowings on our senior credit facility. We paid the outstanding amount of $64.8 million on our senior credit facility with a portion of the net proceeds of $123.8 million received from our 14% senior notes offering in March of 2004.

Capital Expenditures

We spent approximately $11.2 million and $15.6 million in capital expenditures, including capitalized interest, during the three months ended March 31, 2004 and 2005, respectively. The indenture governing the notes prohibits us from making capital expenditures when the aggregate amount of the cash and cash equivalents held by us (after giving effect to such planned capital expenditure) would be less than $20 million. The capital expenditures amounts described above relate to network construction, installation costs, the purchase of customer premise equipment, such as cable set-top boxes and cable modems, and corporate and network equipment, such as switching and transport equipment, and billing and information systems.

We anticipate spending approximately $48 million in capital expenditures in the year ended December 31, 2005.

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

Purchase Agreement. We may be required to purchase a minimum of $41.8 million of equipment from some of our suppliers between April 2005 and December 2010. We entered into these agreements based upon estimates of equipment we expect to need over this six-year period. The majority of these purchase commitments are contingent upon delivery of technical and functional next generation requirements. If we do not actually need the estimated amount and type of equipment, our financial condition could be adversely affected because we would be obligated to spend money on equipment we do not need, rather than applying it to help grow and develop our business.

The following table represents our contractual obligations as of March 31, 2005:

	Payments Due by Period						Total
Contractual Obligations	2005	2006	2007	2008	2009	2010 & Beyond
	(In thousands)
Capital lease obligations	$1,356	$1,780	$1,627	$1,570	$1,570	$21,310	$29,213
Operating lease obligations	3,262	3,834	3,319	2,698	2,286	13,090	28,489
Maintenance obligations	851	1,033	1,033	1,033	1,033	11,068	16,051
Purchase obligations	576	—	—	5,268	—	35,914	41,758

Total	$6,045	$6,647	$5,979	$10,569	$4,889	$81,382	$115,511

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

We have entered into contracts with various entities to provide us with video programming services. We pay a monthly fee for those services, generally based on the average number of video subscribers to that service during the service period. We estimate programming fees to be approximately $28 million in 2005.

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

Judgment is required to determine the extent to which indirect costs, or overhead, are incurred as a result of specific capital activities, and therefore should be capitalized. We allocate overhead based upon the portion of indirect costs that contribute to capitalizable activities using an overhead rate applied to the amount of direct labor capitalized based upon our analysis of the nature of costs incurred in support of capitalizable activities. The primary costs that are included in the determination of overhead rates are (i) employee benefits and payroll taxes associated with capitalized direct labor, (ii) direct variable costs associated with capitalizable activities, consisting primarily of installation and construction vehicle costs, (iii) the cost of support personnel, such as personnel who directly assist with capitalizable installation activities, and (iv) indirect costs directly attributable to capitalizable activities. For the three months ended March 31, 2004 and 2005, $2.5 million and $3.0 million of labor and overhead costs were capitalized, respectively.

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

ITEM 4.    CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer, who is our principal executive officer, and our Chief Financial Officer, who is our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2005. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to Grande, including its consolidated subsidiaries, required to be included in this report and the other reports that we file or submit under the Securities Exchange Act of 1934.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders of Grande during the quarter ending March 31, 2005.

ITEM 6.    EXHIBITS

Exhibits

Grande files herewith the following exhibits:

Exhibit No.	Description

31.1	Certification pursuant to Section 302 of the Sabanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.1	Written Statement of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Grande Communications Holdings, Inc. (Registrant)

Date: May 12, 2005	By:	/s/ MICHAEL L. WILFLEY
Michael L. Wilfley Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)