Form 10-Q
period 2005-06-30
Grande Communications Holdings, Inc.
filed 2005-08-15
CIK 1290729

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at June 30, 2005
Common Stock, $.001 par value	12,953,727

GRANDE COMMUNICATIONS HOLDINGS, INC.

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

GRANDE COMMUNICATIONS HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31, 2004	June 30, 2005
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$41,195	$35,057
Investments	20,000	—
Accounts receivable, net	20,951	20,616
Prepaid expenses and other current assets	2,720	4,537

Total current assets	84,866	60,210
Property and equipment, net	303,536	306,979
Goodwill	133,145	133,229
Other intangible assets, net	5,355	3,982
Debt issue costs, net	6,953	6,459
Other assets	4,661	4,640

Total assets	$538,516	$515,499

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$13,193	$15,888
Accrued expenses	21,644	19,947
Note payable	43	128
Deferred revenue	5,218	5,360
Current portion of capital lease obligations	636	667

Total current liabilities	40,734	41,990
Deferred rent	753	903
Deferred revenue	4,908	4,627
Capital lease obligations, net of current portion	13,940	13,695
Long term debt	128,237	128,632
Commitments and contingencies
Stockholders’ equity:
Series A preferred stock, $0.001 par value per share; 232,617,839 shares authorized, issued and outstanding; liquidation preference of $232,618	233	233
Series B preferred stock, $0.001 par value per share; 20,833,333 shares authorized, issued and outstanding; liquidation preference of $25,000	21	21
Series C preferred stock, $0.001 par value per share; 30,000,000 shares authorized, 17,005,191 shares issued and outstanding; liquidation preference of $20,406	17	17
Series D preferred stock, $0.001 par value per share; 115,384,615 shares authorized, 114,698,442 shares issued and outstanding; liquidation preference of $149,108	115	115
Series E preferred stock, $0.001 par value per share; 8,000,000 shares authorized, 7,999,099 shares issued and outstanding; liquidation preference of $19,998	8	8
Series F preferred stock, $0.001 par value per share; 12,307,692 shares authorized, 11,758,278 shares issued and outstanding; liquidation preference of $15,286	12	12
Series G preferred stock, $0.001 par value per share; 34,615,384 shares authorized, 34,615,330 shares issued and outstanding; liquidation preference of $135,000	35	35
Common stock, $0.001 par value per share; 786,835,883 shares authorized, 12,920,366 and 12,953,727 shares issued and outstanding, at December 31, 2004 and June 30, 2005, respectively	13	13
Additional paid-in capital	508,313	508,322
Treasury stock, at cost	(5)	(5)
Accumulated deficit	(158,818)	(183,119)

Total stockholders’ equity	349,944	325,652

Total liabilities and stockholders’ equity	$538,516	$515,499

The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANDE COMMUNICATIONS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005
Operating revenues	$45,815	$49,775	$87,502	$98,235
Operating expenses:
Direct costs	16,099	19,319	32,529	37,525
Selling, general and administrative	24,150	23,821	46,781	47,346
Depreciation and amortization	13,710	15,075	26,425	29,602

Total operating expenses	53,959	58,215	105,735	114,473

Operating loss	(8,144)	(8,440)	(18,233)	(16,238)
Other income (expense):
Interest income	286	143	351	457
Interest expense	(4,549)	(4,611)	(5,826)	(9,354)
Other income	—	750	—	750
Gain on disposal of assets	16	12	32	84
Loss on extinguishment of debt	—	—	(2,145)	—

Total other income (expense)	(4,247)	(3,706)	(7,588)	(8,063)

Net loss	$(12,391)	$(12,146)	$(25,821)	$(24,301)

Basic and diluted net loss per share	$(1.01)	$(0.98)	$(2.13)	$(1.95)
Basic and diluted weighted average number of common shares outstanding	12,317	12,440	12,144	12,431

The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANDE COMMUNICATIONS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Six Months Ended June 30,
	2004	2005
Cash flows from operating activities:
Net loss	$(25,821)	$(24,301)
Adjustment to reconcile net loss to net cash provided by operating activities:
Depreciation	23,758	27,483
Amortization of intangible assets	2,667	2,119
Amortization of deferred financing costs	289	491
Provision for bad debts	2,527	2,414
Accretion of debt discount	234	399
Non-qualified option expense	13	(5)
Gain on sale of assets	(32)	(84)
Extinguishment of debt	2,145	—
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	(4,521)	(2,079)
Prepaid expenses and other current assets	(797)	(1,796)
Accounts payable	(1,817)	2,695
Accrued expenses	4,515	(1,697)
Deferred revenue	(338)	(114)
Deferred rent	—	150

Net cash provided by operating activities	2,822	5,675

Cash flows from investing activities:
Maturities of short term investments	—	20,000
Purchases of property, plant and equipment	(25,041)	(31,171)
Purchase price adjustments	(264)	(69)
Proceeds on sale of fixed assets	—	469
Purchase of franchise rights and other	(224)	(747)

Net cash used in investing activities	(25,529)	(11,518)

Cash flows from financing activities:
Proceeds from borrowings and promissory notes	132,502	—
Payments of long-term debt and capital leases	(65,060)	(300)
Deferred financing costs	(6,072)	(8)
Proceeds from issuance of common stock	138	13
Proceeds from issuance of preferred stock, net of related offering expenses	11	—

Net cash provided by (used in) financing activities	61,519	(295)

Net change in cash and cash equivalents	38,812	(6,138)
Cash and cash equivalents, beginning of period	42,246	41,195

Cash and cash equivalents, end of period	$81,058	$35,057

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

2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the rules and regulations of the SEC that permit reduced disclosure for interim periods. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for the fair presentation of the financial statements have been included, and the financial statements present fairly the financial position and results of operations for the interim periods presented. Operating results for the six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with the risk factors and management’s discussion and analysis of financial condition and results of operations contained in the Company’s financial statements for the year ended December 31, 2004, each of which is contained in the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 2005.

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

If the Company had accounted for these plans in accordance with SFAS 123, the Company’s net loss for the six months ended June 30, 2004 and 2005, would have increased as follows:

	Six Months Ended June 30,
	2004	2005
	(in thousands, except for per share data)
Net loss, as reported	$(25,821)	$(24,301)
Total stock-based employee compensation expense determined under fair value based method for all awards	(404)	(211)

Pro forma net loss	$(26,225)	(24,512)

Basic and diluted net loss per share, as reported	$(2.13)	(1.95)
Basic and diluted net loss per share, pro forma	$(2.16)	(1.97)
Basic and diluted weighted average number of common shares outstanding	12,144	12,431

4. Recent Accounting Pronouncements

Share-Based Payment

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment”, (SFAS 123R). SFAS 123R addresses the accounting for share-based payments to employees, including grants of employee stock options. Under the new standard, companies will no longer be able to account for share-based compensation transactions using the intrinsic method in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. Instead, companies will be required to account for such transactions using a fair-value method and recognize the expense in the consolidated statement of operations. SFAS 123R will be effective for the first period beginning after December 15, 2005. We have not yet determined which fair-value method and transitional provision we will follow. However, we expect that the adoption of SFAS 123R may have a significant impact on our results of operations; however, we do not expect that the adoption of SFAS 123R will impact our overall financial position. See Stock Based Compensation in Note 3 for the pro forma impact on net income and net income per share from calculating stock-based compensation costs under the fair value alternative of SFAS 123. However, the calculation of compensation cost for share-based payment transactions after the effective date of SFAS 123R may be different from the calculation of compensation cost under SFAS 123, but such differences have not yet been quantified.

GRANDE COMMUNICATIONS HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Conditional Asset Retirement Obligations

During the first quarter of 2005, the FASB issued FASB Interpretation Number 47, “Accounting for Conditional Asset Retirement Obligations, an Interpretation of FASB Statement 143” (FIN 47). Under the provisions of FIN 47, companies must accrue legally mandated costs to dispose of assets that are triggered by a future conditional action. This modifies FASB Statement 143, “Accounting for Asset Retirement Obligations” (FAS 143) which required accrual of costs only when removal and disposal were legally required. Any liability accrued would be offset by an increase in the value of the asset. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. We are currently evaluating the impact, if any, on our results of operations and financial position.

Accounting Changes and Error Corrections

During May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3.” This statement applies to all voluntary changes in accounting principle and requires retrospective application of the new accounting principle to prior accounting periods as if that principle had always been used. In addition, this statement requires that a change in depreciation method be accounted for as a change in estimate. The requirements are effective for changes made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS No. 154 to have a material impact on the Company’s financial statements.

5. Contingencies

As a telecommunications company, we are a party to regulatory proceedings in the ordinary course of our business at both the state and federal levels. For example, we along with many other telecommunications companies in Texas participated in a proceeding before the PUCT relating to the terms of SBC Communications’ standard interconnection agreement and an anticipated successor to this interconnection agreement. The proceeding progressed in two phases over the last year and is now substantially complete with no changes to the interconnection agreement that materially impacted the company. There are no other pending regulatory proceedings, which are currently anticipated to have a material adverse effect on our business, financial condition or results of operations.

6. Subsequent Events

Resignation of Chief Executive Officer

Effective July 5, 2005, William E. Morrow resigned as Chief Executive Officer and Vice Chairman of Grande Communications Holdings, Inc. (“Grande” or the “Company”). Mr. Morrow will continue to provide service to Grande for special projects, including representation of Grande’s interests in the ongoing activities during the Texas legislative session. In addition, Mr. Morrow will continue to serve as a member of our Board of Directors. His resignation was not the result of any disagreement with the Company.

Our Board of Directors has begun a national search for a new chief executive officer.

Resignation of President

Effective July 11, 2005, Joe C. Ross resigned as President of the Company, but shall remain as an employee of the Company as a special advisor to the CEO. His resignation was not the result of any disagreement with the Company.

GRANDE COMMUNICATIONS HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Appointment of Interim Chief Executive Officer and President

Our Board of Directors appointed former Grande co-founder and Chief Operating Officer, W.K.L. “Scott” Ferguson, Jr., as our Interim Chief Executive Officer effective July 5, 2005. Mr. Ferguson has assumed all of the duties of the Chief Executive Officer and the President of the Company and will serve as our Interim Chief Executive Officer and Interim President until a permanent successor has been determined. Mr. Ferguson will report directly to the Board of Directors.

Mr. Ferguson, age 47, was a co-founding shareholder of Grande, joining the founding group in late 1999. As executive vice president of retail services for Grande, Mr. Ferguson led retail sales and marketing, retail customer support and retail general management.

Resignation of General Counsel and Secretary

Effective July 11, 2005, Andrew Kever resigned as Senior Vice President, General Counsel and Secretary of the Company. Mr. Kever will continue to represent Grande in certain legal, legislative and regulatory matters as outside counsel.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This management’s discussion and analysis includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend our forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these sections. When used in this report, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan” and similar expressions as they relate to Grande Communications Holdings, Inc. or our management are intended to identify these forward-looking statements. All statements by us regarding our expected future financial position and operating results, our business strategy, our financing plans, forecasted trends relating to the markets in which we operate and similar matters are forward-looking statements. We cannot assure you that our expectations expressed or implied in these forward-looking statements will turn out to be correct. Our actual results could be materially different from our expectations because of various factors, including those discussed below and under the caption “Business—Risk Factors Relating to Our Business” in our Form 10-K, filed with the SEC on March 30, 2005. The following management’s discussion and analysis should be read in conjunction with our Condensed Consolidated Financial Statements and Notes thereto included herewith and with our Management’s Discussion and Analysis of Financial Condition and Results of Operation and Condensed Consolidated Financial Statements and Notes thereto for the three-year period ended December 31, 2004, included in our Form 10-K filed with the SEC on March 30, 2005.

Unless we indicate otherwise, references below to “we,” “us,” “our” and “Grande” mean Grande Communications Holdings, Inc. and its subsidiaries.

Overview

We provide communities in Texas with a bundled package of cable television, telephone and broadband Internet and other services. We operate fully integrated advanced broadband networks in six markets that passed 325,581 out of approximately 1.4 million marketable homes and small businesses as of June 30, 2005.

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

We have incurred net losses for the past three years and expect to continue to incur net losses for the next several years. However, we did achieve positive Adjusted EBITDA in 2003, 2004 and in the six months ended June 30, 2005. See “EBITDA/Adjusted EBITDA” below for a discussion of this non-GAAP measure of our operating performance as well as our use of Adjusted EBITDA in 2004.

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

Marketable Homes Passed, Penetration, Customers, Connections and Market Level Cash Flow

We report marketable homes passed as the number of residential and business units, such as single residence homes, apartments and condominium units, passed by our networks other than those we believe are covered by exclusive arrangements with other providers of competing services. As of June 30, 2005, our networks passed 325,581 marketable homes and we had 131,538 residential, small business and enterprise customers.

Because we deliver multiple services to our customers, we report our total number of connections for cable television, telephone and broadband Internet and other services in addition to our total number of customers. We count each cable television, telephone and broadband Internet and other service purchase as a separate connection. For example, a single customer who purchases cable television, telephone and broadband Internet service would count as three connections. Similarly, a single customer who purchases our broadband Internet service and our wireless security service would count as two connections. We do not record the purchase of long distance telephone service by a local telephone customer or digital cable services by an analog cable customer as additional connections. However, we do record each purchase of an additional telephone line by a local telephone customer as an additional connection. As of June 30, 2005, we had 262,270 connections.

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

Bundled services revenues—cable television, telephone, broadband Internet and other. We typically provide cable television, telephone and broadband Internet and other services on a bundled basis for fixed monthly fees billed in advance, with the amount of the monthly fee varying significantly depending upon the particular bundle of services provided. We also charge usage-based fees for additional services, such as pay-per-view movies that involve a charge for each viewing and long-distance services that involve charges by the number of minutes of use. We generally bill for these usage-based services monthly in arrears. We generate revenues from one-time charges for the installation of premises equipment. Most of our bundled offerings include fees for equipment rental, although in some instances we sell modems to customers. We also charge monthly or one-time fees for additional services, including advertising. We collect from our cable customers and include in our gross revenues the fees payable to cable franchise authorities, which are usually 5% of our revenues from cable subscriptions. We began offering security services as part of our bundle in June 2004. We sell all wireless security premise equipment to new security service customers at installation. The security revenue is included in broadband Internet and other.

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

Selling, general and administrative expenses

Our selling, general and administrative expenses include all of the expenses associated with operating and maintaining our networks that are not cost of revenues. These expenses primarily include payroll and departmental costs incurred for network design, monitoring and maintenance. They also include payroll and departmental costs incurred for customer installation and service personnel, customer service representatives and management and sales and marketing personnel. Other included items are advertising expenses and promotional expenses, corporate and subsidiary management, administrative costs, bad debt expense, professional fees, taxes, insurance and facilities costs.

Depreciation and amortization

Depreciation and amortization expenses include depreciation of our broadband networks and equipment and other intangible assets related to acquisitions.

Operating Data

	Quarter Ended
	June 30, 2004	September 30, 2004	December 31, 2004	March 31, 2005	June 30, 2005
Operating Data:
Marketable homes passed	288,258	297,697	308,913	319,717	325,581
Customers(1)	115,275	120,243	126,736	130,753	131,538
Number of connections
Cable television	78,244	81,642	83,098	84,483	85,440
Telephone(1)	104,954	108,418	110,360	114,809	113,589
Broadband Internet and other	47,440	51,476	56,184	60,768	63,241

Total connections	230,638	241,536	249,642	260,060	262,270
Average monthly revenue per:
Customer	$85.75	$85.32	$82.87	$84.75	$85.79
Cable television	46.59	46.00	45.63	47.89	49.04
Telephone	43.86	43.84	42.38	43.31	42.86
Broadband Internet and other	35.49	34.40	34.50	34.59	35.31

(1)	In the first quarter of 2005, we reclassified approximately 900 customers and 2,600 telephony connections to our operating data for our retail services that were previously supported by our network services team, which now are supported by our retail team. These connections were not previously counted in operating data, as the customers from network services and broadband transport are not included in the operating data.

Results of Operations

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004

The following table sets forth financial data as a percentage of operating revenues for the six months ended June 30, 2004 and 2005.

	Six Months Ended June 30,
	2004	2005
Consolidated Financial Data:
Operating revenues:
Cable television	24%	25%
Telephone	30	30
Broadband Internet	11	13
Broadband transport services	6	4
Network services	29	28

Total operating revenues	100	100
Operating expenses:
Cost of revenues	37	38
Selling, general and administrative	53	48
Depreciation and amortization	31	30

Total operating expenses	121	116

Operating loss	(21)	(16)
Other income (expense):
Interest income	—	—
Interest expense	(7)	(10)
Other income	—	1
Gain/loss on disposal of assets	—	—
Loss on extinguishment of debt	(2)	—

Total other income (expense)	(9)	(9)

Net loss	(30)%	(25)%

Operating Revenues. Our operating revenues for the six months ended June 30, 2004 and 2005 were $87.5 million and $98.2 million, respectively, an increase of $10.7 million, or 12%. This increase is a result of growth in bundled services and network services.

Operating revenues for our cable television services for the six months ended June 30, 2004 and 2005 were $20.8 million and $24.5 million, respectively, an increase of $3.7 million, or 18%. Operating revenues for our telephone services for the six months ended June 30, 2004 and 2005 were $26.7 million and $29.3 million, respectively, an increase of $2.6 million, or 10%. Operating revenues for our broadband Internet and other services for the six months ended June 30, 2004 and 2005 were $9.2 million and $12.6 million, respectively, an increase of $3.4 million, or 37%. The increased revenues for cable television, telephone and broadband Internet and other are primarily due to growth in the number of connections, from 230,638 as of June 30, 2004 to 262,270 as of June 30, 2005, and to a lesser extent from rate increases. The additional connections and revenues resulted primarily from the continued construction of our broadband networks and continued penetration growth of marketable homes in our markets.

Operating revenues for our broadband transport services for the six months ended June 30, 2004 and 2005 were $5.4 million and $4.3 million, respectively, a decrease of $1.1 million, or 20%, primarily due to large construction projects of approximately $1.3 million in the first six months of 2004, offset by $0.6 million in construction projects in the first six months of 2005. Additionally, this product line is experiencing circuit attrition and pricing compression, which outpaced our customer growth.

Operating revenue for our network services for the six months ended June 30, 2004 and 2005 was $25.4 million and $27.5 million, respectively, an increase of $2.1 million, or 8%, due to customer growth. Included in revenue for the six months ended June 30, 2004 is $2.5 million related to the settlement of the MCI agreement.

Cost of Revenues. Our cost of revenues for the six months ended June 30, 2004 and 2005 were $32.5 million and $37.5 million, respectively, an increase of $5.0 million, or 15%. The increase in our cost of revenues is primarily due to the growth of costs related to increased connections in our bundled services offerings. Cost of revenues were relatively flat as a percentage of revenues at 37% for the six months ended June 30, 2004, compared with 38% for the six months ended June 30, 2005.

Our gross margin for the six months ended June 30, 2004 for our bundled cable television, telephone and broadband Internet and other services was 73%, compared with 72% for the six months ended June 30, 2005. We added connections at a consistent product mix quarter to quarter. Both telephone and broadband Internet and other service products carry a somewhat higher gross margin than the cable television product due to the programming costs associated with cable television. For broadband transport services, our gross margin for the six months ended June 30, 2004 was 80%, compared with 82% for the six months ended June 30, 2005. For network services, our gross margin for the six months ended June 30, 2004 was 37%, compared with 33% for the six months ended June 30, 2005. This decrease is due to the one-time payment of $2.5 million from MCI, included in revenue, during the six months ended June 30, 2004. Excluding such payment the gross margin in 2004 was 30%.

We expect that our overall gross margin will trend upward as the percentage of revenues derived from our cable television, telephone, broadband Internet and other services and our broadband transport services, which are higher-margin services, increase in accordance with our business plan. Our margins are determined based on an allocation of cost of revenues among our products. Our method of allocating costs and therefore, of computing margin, may not be comparable to approaches of other companies. Use of a different method of allocation could change the margin associated with each product, although the overall gross margin would not be affected.

Selling, General and Administrative Expense. Our selling, general and administrative expense for the six months ended June 30, 2004 and 2005 was $46.8 million and $47.3 million, respectively, an increase of $0.5 million, or 1%. The increase is primarily due to the expenses related to supporting the growth in revenues. Selling, general and administrative expense decreased as a percentage of revenues from 53% to 48%. We expect our selling, general and administrative expense to increase, in total dollars, as a result of the growth of our business and customer base, but decrease over time as a percentage of revenue.

Depreciation and Amortization Expense. Our depreciation and amortization expense for the six months ended June 30, 2004 and 2005 was $26.4 million and $29.6 million, respectively, an increase of $3.2 million, or 12%. The increase is due to the expansion of our constructed and acquired network. We expect depreciation and amortization expense to continue to increase as we make additional capital expenditures to construct and expand our networks in our existing markets.

Interest Expense. For the six months ended June 30, 2004 and 2005, our interest expense, which includes interest incurred net of capitalized interest, was $5.8 million and $9.4 million, respectively, an increase of $3.6 million, or 62%. Our interest expense increased due to interest accrued on the senior secured notes issued in March of 2004. For the six months ended June 30, 2004 and 2005, we had capitalized interest of $1.3 million and $1.7 million, respectively, an increase of $0.4 million, or 31%.

Other income. Our other income for the six months ended June 30, 2004 and 2005 was $0 and $0.8 million, respectively, an increase of $0.8 million or 100%. This increase is due to the recognition of a one-time contractually negotiated fee for strategic business planning and development. This fee is unrelated to our primary business product and therefore classified as other income. Additionally, due to the cash nature of the payment and that it was for services provided, it is included in EBITDA.

Write-Off Due to Repayment of Credit Facility. During the six months ended June 30, 2004, we completed a private placement of our senior notes. Concurrent with this offering we repaid $64.8 million to extinguish our senior credit facility. We wrote off debt issuance costs of approximately $2.1 million associated with this repayment.

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004

The following table sets forth financial data as a percentage of operating revenues for the three months ended June 30, 2004 and 2005.

	Three Months Ended June 30,
	2004	2005
Consolidated Financial Data:
Operating revenues:
Cable television	23%	25%
Telephone	30	30
Broadband Internet	11	13
Broadband transport services	5	5
Network services	31	27

Total operating revenues	100	100
Operating expenses:
Cost of revenues	35	39
Selling, general and administrative	53	48
Depreciation and amortization	30	30

Total operating expenses	118	117

Operating loss	(18)	(17)
Other income (expense):
Interest income	1	—
Interest expense	(10)	(9)
Other income	—	2
Gain/loss on disposal of assets	—	—
Loss on extinguishment of debt	—	—

Total income (expense)	(9)	(7)

Net loss	(27)%	(24)%

Operating Revenues. Our operating revenues for the three months ended June 30, 2004 and 2005 were $45.8 million and $49.8 million, respectively, an increase of $4.0 million, or 9%. This increase is a result of growth in bundled services.

Operating revenues for our cable television services for the three months ended June 30, 2004 and 2005 were $10.7 million and $12.5 million, respectively, an increase of $1.8 million, or 17%. Operating revenues for our telephone services for the three months ended June 30, 2004 and 2005 were $13.6 million and $14.7 million, respectively, an increase of $1.1 million, or 8%. Operating revenues for our broadband Internet and other services for the three months ended June 30, 2004 and 2005 were $4.8 million and $6.6 million, respectively, an increase of $1.8 million, or 38%. The increased revenues for cable television, telephone and broadband Internet and other are primarily due to growth in the number of connections, from 230,638 as of June 30, 2004 to 262,270 as of June 30, 2005, and to a lesser extent from rate increases. The additional connections and revenues resulted primarily from the continued construction of our broadband networks and continued penetration growth of marketable homes in our markets.

Operating revenues for our broadband transport services for the three months ended June 30, 2004 and 2005 were $2.4 million and $2.2 million, respectively, a decrease of $0.2 million, or 8%. Both quarters included construction projects of roughly the same magnitude; however, this product line is experiencing circuit attrition and pricing compression, which outpaced our customer growth.

Operating revenue for our network services for the three months ended June 30, 2004 and 2005 was $14.3 million and $13.8 million, respectively, a decrease of $0.5 million, or 3%. Included in revenue for the three months ended June 30, 2004 is $2.5 million related to the settlement of the MCI agreement.

Cost of Revenues. Our cost of revenues for the three months ended June 30, 2004 and 2005 were $16.1 million and $19.3 million, respectively, an increase of $3.2 million, or 20%. The increase in our cost of revenues is primarily due to the growth of costs related to increased connections in our bundled services offerings. Cost of revenues increased as a percentage of revenues from 35% for the three months ended June 30, 2004 to 39% for the three months ended June 30, 2005.

Our gross margin for the three months ended June 30, 2004 and 2005 for our bundled cable television, telephone and broadband Internet and other services was relatively flat at 73%, for both periods. We added connections at a consistent mix quarter to quarter. Both telephone and broadband Internet and other service products carry a somewhat higher gross margin than the cable television product due to the programming costs associated with cable television. For broadband transport services, our gross margin for the three months ended June 30, 2004 was 86%, compared with 78% for the three months ended June 30, 2005. This decrease is due to a lower margin construction project in the second quarter of 2005 than the one in the second quarter of 2004. For network services, our gross margin for the three months ended June 30, 2004 was 46%, compared with 31% for the three months ended June 30, 2005. This decrease is due to the one-time payment of $2.5 million from MCI, included in revenue, during the three months ended June 30, 2004.

We expect that our overall gross margin will trend upward as the percentage of revenues derived from our cable television, telephone, broadband Internet and other services and our broadband transport services, which are higher-margin services, increase in accordance with our business plan. Our margins are determined based on an allocation of cost of revenues among our products. Our method of allocating costs and therefore, of computing margin, may not be comparable to approaches of other companies. Use of a different method of allocation could change the margin associated with each product, although the overall gross margin would not be affected.

Selling, General and Administrative Expense. Our selling, general and administrative expense for the three months ended June 30, 2004 and 2005 was $24.2 million and $23.8 million, respectively, a decrease of $0.4 million, or 2%. The decrease is primarily due to the reduction in the bonus estimate for 2005, offset by the expenses related to supporting the growth in revenues. Selling, general and administrative expense decreased as a percentage of revenues from 53% to 48%. We expect our selling, general and administrative expense to increase, in total dollars, as a result of the growth of our business and customer base, but decrease over time as a percentage of revenue.

Depreciation and Amortization Expense. Our depreciation and amortization expense for the three months ended June 30, 2004 and 2005 was $13.7 million and $15.1 million, respectively, an increase of $1.4 million, or 10%. The increase is due to the expansion of our constructed and acquired network. We expect depreciation and amortization expense to continue to increase as we make additional capital expenditures to construct and expand our networks in our existing markets.

Interest Expense. For the three months ended June 30, 2004 and 2005, our interest expense, which includes interest incurred net of capitalized interest, was $4.5 million and $4.6 million, respectively, an increase of $0.1 million, or 2%. Our interest expense increased due to interest accrued on the senior secured notes issued in March of 2004. For the three months ended June 30, 2004 and 2005, we had capitalized interest of $0.9 million and $0.9 million, respectively.

Other income. Our other income for the three months ended June 30, 2004 and 2005 was $0 and $0.8 million, respectively, an increase of $0.8 million or 100%. This increase is due to the recognition of a one-time contractually negotiated fee for strategic business planning and development. This fee is unrelated to our primary business product and therefore classified as other income. Additionally, due to the cash nature of the payment and that it was for services provided, it is included in EBITDA.

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

Because we have funded the build-out of our networks by raising and expending large amounts of capital, our results of operations reflect significant charges for depreciation, amortization, and interest expense, EBITDA, which excludes this information, provides helpful information about the operating performance of our business, apart from the expenses associated with our physical plant or capital structure. We try to make each area of our business generate positive EBITDA, and when we have choices about the market or area in which to best deploy our resources we generally direct our resources towards the network construction that is expected to generate the most EBITDA. EBITDA is frequently used as a basis for comparing businesses in our industry, although our measure of EBITDA may not be comparable to similarly titled measures of other companies. EBITDA does not purport to represent operating loss or cash flow from operating activities, as those terms are defined under generally accepted accounting principles, and should not be considered as an alternative to those measurements as an indicator of our performance. In the first quarter of 2004, we wrote off debt issuance costs of approximately $2.1 million associated with the repayment of our senior credit facility following the completion of our senior notes offering. We believe this expense is analogous to amortization and interest expense, and therefore we believe it is more useful to show EBITDA net of this one-time amount because we believe it is a better measure of our operating performance and is more comparable to prior periods. However, because of the nature of the charge, we are referring to our EBITDA in 2004 net of the charge as “Adjusted EBITDA.”

Adjusted EBITDA was $5.8 million and $7.4 million for the quarters ended June 30, 2004 and 2005, respectively, an increase of $1.6 million, or 28%. The increase is primarily due to the addition of new customers through the build-out of our networks over such periods, as well as the reduction in the bonus estimate for 2005, the one-time payment for strategic business planning and development of $0.8 million, included in other income in 2005, offset by the $2.5 million of revenue received from MCI related to the settlement in 2004.

Adjusted EBITDA was $8.6 million and $14.3 million for the six month periods ended June 30, 2004 and 2005, respectively, an increase of $5.7 million, or 66%. The increase is primarily due to increasing revenues from the addition of new customers through the build-out of our networks over such periods, as well as the one-time payment for strategic business planning and development of $0.8 million, included in other income in 2005, offset by the $2.5 million of revenue received from MCI related to the settlement in 2004.

Since a significant portion of our cost of revenues and overhead expenses are generally fixed in nature, increasing revenue should result in further increases in EBITDA/Adjusted EBITDA and in EBITDA/Adjusted

EBITDA as a percentage of revenues. To the extent the increased revenues are from adding residential and small business customers for our bundled services, which have higher gross margins than network services, EBITDA/Adjusted EBITDA should increase more quickly on a percentage basis.

The reconciliation of EBITDA/Adjusted EBITDA to net income is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005
	(Dollars in thousands)		(Dollars in thousands)
Net loss as reported	$(12,391)	$(12,146)	$(25,821)	$(24,301)
Add back non-EBITDA/Adjusted EBITDA items included in net loss:
Interest income	(286)	(143)	(351)	(457)
Interest expense	4,549	4,611	5,826	9,354
Taxes	195	50	392	125
Depreciation and amortization	13,710	15,075	26,425	29,602

EBITDA	5,777	7,447	6,471	14,323
Loss on extinguishment of debt	—	—	2,145	—

Adjusted EBITDA	$5,777	$7,447	$8,616	$14,323

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

At June 30, 2005, we had total cash and cash equivalents of $35.1 million and $142.3 million of long-term debt outstanding.

As of June 30, 2005, we had net working capital of $18.2 million, compared to net working capital of $44.1 million as of December 31, 2004. The decrease in working capital resulted primarily from the net loss for the most recent quarter, and was reflected as follows:

•	a decrease of $6.1 million in cash and cash equivalents;

•	a decrease of $20.0 million in investments; and

•	an increase of $1.0 million in accounts payable and accrued expenses.

Provided that we meet the revenue, expense and cash flow projections in our current business plan, we expect that with existing cash on hand and cash flow from operations, we will be fully funded to build-out our networks to pass all 1.4 million franchised marketable homes and small businesses in our existing markets. Our business plan is based on estimates regarding expected future costs and expected revenues. Our costs may exceed or our revenues may fall short of our estimates, our estimates may change, and future developments may affect our estimates. Any of these factors may increase our need for funds to complete construction in our markets, which would require us to seek additional financing.

We may seek additional financing to undertake initiatives not contemplated by our business plan or obtain additional cushion against possible shortfalls. We also may pursue additional financing as opportunities arise. Future financings may include a range of different sizes or types of financing, including the sale of additional debt or equity securities. However, we may not be able to raise additional funds on favorable terms or at all. Our ability to obtain additional financing depends on several factors, including future market conditions; our success or lack of success in penetrating our markets and growing our overall income; our future creditworthiness; and restrictions contained in agreements with our investors or lenders, including the restrictions contained in the indenture governing the senior notes. These financings could increase our level of indebtedness or result in dilution to our equity holders.

Cash Flows from Operating Activities

Net cash provided by operations totaled $2.8 million and $5.7 million for the six months ended June 30, 2004 and 2005, respectively. The net cash flow activity related to operations consisting primarily of changes in operating assets and liabilities and adjustments to net loss for non-cash transactions including:

•	depreciation and amortization;

•	non-cash option compensation;

•	non-cash interest expense;

•	provision for bad debt;

•	gain on disposal of assets; and

•	loss on extinguishment of debt.

Depreciation and amortization for the six months ended June 30, 2004 and 2005 was $26.4 million and $29.6 million, respectively. Other non-cash charges for the six months ended June 30, 2004 and 2005 were $5.2 million and $3.2 million, respectively.

As of June 30, 2005 we had a $4.8 million balance in accrued liabilities related to our senior notes, which will be paid on October 1, 2005.

Cash Flows from Investing Activities

Our net cash used in investing activities for the six months ended June 30, 2004 and 2005 was $25.5 million and $11.5 million, respectively. These net cash outflows are primarily due to the build-out of our network in both 2004 and 2005. Cash flows used in investing activities in the six months ended June 30, 2005 consisted primarily of $31.2 million in property, plant and equipment purchases, offset by $20.0 million in maturities of short term investments.

Cash Flows from Financing Activities

Our net cash provided by (used in) financing activities for the six months ended June 30, 2004 and 2005 was $61.5 million and $(0.3) million, respectively. Cash flows from financing activities in the six months ended June 30, 2004 consisted primarily of borrowings on our senior credit facility. We paid the outstanding amount of $64.8 million on our senior credit facility with a portion of the net proceeds of $123.8 million received from our 14% senior notes offering in March of 2004.

Capital Expenditures

We spent approximately $25.0 million and $31.2 million in capital expenditures, including capitalized interest, during the six months ended June 30, 2004 and 2005, respectively. The indenture governing the notes prohibits us from making capital expenditures when the aggregate amount of cash and cash equivalents held by us (after giving effect to such planned capital expenditure) would be less than $20 million. The capital expenditures amounts described above relate to network construction, installation costs, the purchase of customer premise equipment, such as cable set-top boxes and cable modems, and corporate and network equipment, such as switching and transport equipment, and billing and information systems.

We anticipate spending approximately $46 million in capital expenditures in the year ended December 31, 2005.

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

Purchase Agreement. We may be required to purchase a minimum of $39.6 million of equipment from some of our suppliers between July 2005 and December 2010. We entered into these agreements based upon estimates of equipment we expect to need over this six-year period. The majority of these purchase commitments are contingent upon delivery of technical and functional next generation requirements. If we do not actually need the estimated amount and type of equipment, our financial condition could be adversely affected because we would be obligated to spend money on equipment we do not need, rather than applying it to help grow and develop our business.

The following table represents our contractual obligations as of June 30, 2005:

	Payments Due by Period						Total
Contractual Obligations	2005	2006	2007	2008	2009	2010 & Beyond
	(In thousands)
Capital lease obligations	$904	$1,780	$1,627	$1,570	$1,570	$21,310	$28,761
Operating lease obligations	2,235	3,910	3,351	2,666	2,255	13,083	27,500
Maintenance obligations	686	1,033	1,033	1,033	1,033	11,068	15,886
Purchase obligations	630	—	—	4,205	—	34,747	39,582

Total	$4,455	$6,723	$6,011	$9,474	$4,858	$80,208	$111,729

Our plans with respect to network construction and other capital expenditures are discussed above under the caption “Capital Expenditures.” We believe those planned expenditures do not constitute contractual obligations or binding commitments since, in general, we have the ability to accelerate or postpone construction of our networks depending upon cash availability, subject to the need to eventually complete the network in accordance with our franchise and single family residential development agreements.

We have entered into contracts with various entities to provide us with video programming services. We pay a monthly fee for those services, generally based on the average number of video subscribers to that service during the service period. We estimate programming fees to be approximately $26 million in 2005.

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

Judgment is required to determine the extent to which indirect costs, or overhead, are incurred as a result of specific capital activities, and therefore should be capitalized. We allocate overhead based upon the portion of indirect costs that contribute to capitalizable activities using an overhead rate applied to the amount of direct labor capitalized based upon our analysis of the nature of costs incurred in support of capitalizable activities. The primary costs that are included in the determination of overhead rates are (i) employee benefits and payroll taxes associated with capitalized direct labor, (ii) direct variable costs associated with capitalizable activities, consisting primarily of installation and construction vehicle costs, (iii) the cost of support personnel, such as personnel who directly assist with capitalizable installation activities, and (iv) indirect costs directly attributable to capitalizable activities. For the six months ended June 30, 2004 and 2005, $5.0 million and $5.9 million of labor and overhead costs were capitalized, respectively.

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

Our management, with the participation of our Interim Chief Executive Officer, who is our principal executive officer, and our Chief Financial Officer, who is our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e), as applicable, under the Securities Exchange Act of 1934) as of June 30, 2005. Based upon that evaluation, the Interim Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to Grande, including its consolidated subsidiaries, required to be included in this report and the other reports that we file or submit under the Securities Exchange Act of 1934.

During the second fiscal quarter, although we experienced changes in our Chief Executive Officer and President positions in early July, there were no changes in our internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Legal Proceedings

As a telecommunications company, we are a party to regulatory proceedings in the ordinary course of our business at both the state and federal levels. For example, we along with many other telecommunications companies in Texas participated in a proceeding before the PUCT relating to the terms of SBC Communications’ standard interconnection agreement and an anticipated successor to this interconnection agreement. The proceeding progressed in two phases over the last year and is now substantially complete with no changes to the interconnection agreement that materially impacted the company. There are no other pending regulatory proceedings, which are currently anticipated to have a material adverse effect on our business, financial condition or results of operations.

ITEM 6.	EXHIBITS

Exhibits

Grande files herewith the following exhibits:

Exhibit No.	Description
31.1	Certification pursuant to Section 302 of the Sabanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.1	Written Statement of Interim Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

II-1

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Grande Communications Holdings, Inc. (Registrant)

Date: August 15, 2005	By:	/s/ MICHAEL L. WILFLEY
Michael L. Wilfley
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

II-2