Form 10-Q
period 2005-09-30
Grande Communications Holdings, Inc.
filed 2005-11-10
CIK 1290729

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at September 30, 2005
Common Stock, $.001 par value	12,989,965

GRANDE COMMUNICATIONS HOLDINGS, INC.

PART I

FINANCIAL INFORMATION

ITEM	1. FINANCIAL STATEMENTS

GRANDE COMMUNICATIONS HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31, 2004	September 30, 2005
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$41,195	$35,178
Investments	20,000	—
Accounts receivable, net	20,951	18,578
Prepaid expenses and other current assets	2,720	2,207

Total current assets	84,866	55,963
Property and equipment, net	303,536	303,209
Goodwill	133,145	133,215
Other intangible assets, net	5,355	3,960
Debt issue costs, net	6,953	6,214
Other assets	4,661	4,651

Total assets	$538,516	$507,212

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$13,193	$14,045
Accrued expenses	21,644	25,719
Note payable	43	8
Deferred revenue	5,218	5,560
Current portion of capital lease obligations	636	701

Total current liabilities	40,734	46,033
Deferred rent	753	951
Deferred revenue	4,908	4,487
Capital lease obligations, net of current portion	13,940	13,720
Long term debt	128,237	128,836
Commitments and contingencies
Stockholders’ equity:
Series A preferred stock, $0.001 par value per share; 232,617,839 shares authorized, issued and outstanding; liquidation preference of $232,618	233	233
Series B preferred stock, $0.001 par value per share; 20,833,333 shares authorized, issued and outstanding; liquidation preference of $25,000	21	21
Series C preferred stock, $0.001 par value per share; 30,000,000 shares authorized, 17,005,191 shares issued and outstanding; liquidation preference of $20,406	17	17
Series D preferred stock, $0.001 par value per share; 115,384,615 shares authorized, 114,698,442 shares issued and outstanding; liquidation preference of $149,108	115	115
Series E preferred stock, $0.001 par value per share; 8,000,000 shares authorized, 7,999,099 shares issued and outstanding; liquidation preference of $19,998	8	8
Series F preferred stock, $0.001 par value per share; 12,307,692 shares authorized, 11,758,278 shares issued and outstanding; liquidation preference of $15,286	12	12
Series G preferred stock, $0.001 par value per share; 34,615,384 shares authorized, 34,615,330 shares issued and outstanding; liquidation preference of $135,000	35	35
Common stock, $0.001 par value per share; 786,835,883 shares authorized, 12,920,366 and 12,989,965 shares issued and outstanding, at December 31, 2004 and September 30, 2005, respectively	13	13
Additional paid-in capital	508,313	508,343
Treasury stock, at cost	(5)	(5)
Accumulated deficit	(158,818)	(195,607)

Total stockholders’ equity	349,944	313,185

Total liabilities and stockholders’ equity	$538,516	$507,212

The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANDE COMMUNICATIONS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
Operating revenues	$45,104	$48,106	$132,606	$146,341
Operating expenses:
Direct costs	16,703	17,596	49,233	55,121
Selling, general and administrative	23,587	24,689	70,367	72,035
Depreciation and amortization	14,720	13,864	41,145	43,466

Total operating expenses	55,010	56,149	160,745	170,622

Operating loss	(9,906)	(8,043)	(28,139)	(24,281)
Other income (expense):
Interest income	207	161	558	619
Interest expense	(4,475)	(4,609)	(10,301)	(13,964)
Other income	—	—	—	750
Gain on disposal of assets	16	3	48	87
Loss on extinguishment of debt	—	—	(2,145)	—

Total other income (expense)	(4,252)	(4,445)	(11,840)	(12,508)

Net loss	$(14,158)	$(12,488)	$(39,979)	$(36,789)

Basic and diluted net loss per share	$(1.14)	$(1.00)	$(3.27)	$(2.96)
Basic and diluted weighted average number of common shares outstanding	12,386	12,476	12,226	12,447

The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANDE COMMUNICATIONS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Nine Months Ended September 30,
	2004	2005
Cash flows from operating activities:
Net loss	$(39,979)	$(36,789)
Adjustment to reconcile net loss to net cash provided by operating activities:
Depreciation	37,138	41,194
Amortization of intangible assets	4,007	2,272
Amortization of deferred financing costs	531	733
Provision for bad debts	3,683	3,638
Accretion of debt discount	431	605
Non-qualified option expense	19	(1)
Gain on sale of assets	(48)	(87)
Extinguishment of debt	2,145	—
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	(7,128)	(1,265)
Prepaid expenses and other current assets	1,361	523
Accounts payable	(3,259)	852
Accrued expenses	10,220	4,084
Deferred revenue	1,523	(42)
Deferred rent	—	198

Net cash provided by operating activities	10,644	15,915

Cash flows from investing activities:
Maturities of short term investments	—	20,000
Purchases of property, plant and equipment	(38,535)	(40,933)
Purchase price adjustments	222	(69)
Proceeds on sale of fixed assets	—	469
Purchase of franchise rights and other	(372)	(877)

Net cash used in investing activities	(38,685)	(21,410)

Cash flows from financing activities:
Proceeds from borrowings and promissory notes	132,502	—
Payments of long-term debt and capital leases	(65,217)	(559)
Deferred financing costs	(6,326)	6
Proceeds from issuance of common stock	183	31
Proceeds from issuance of preferred stock, net of related offering expenses	6	—

Net cash provided by (used in) financing activities	61,148	(522)

Net change in cash and cash equivalents	33,107	(6,017)
Cash and cash equivalents, beginning of period	42,246	41,195

Cash and cash equivalents, end of period	$75,353	$35,178

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

2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the rules and regulations of the SEC that permit reduced disclosure for interim periods. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for the fair presentation of the financial statements have been included, and the financial statements present fairly the financial position and results of operations for the interim periods presented. Operating results for the nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with the risk factors and management’s discussion and analysis of financial condition and results of operations contained in the Company’s financial statements for the year ended December 31, 2004, each of which is contained in the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 2005.

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

If the Company had accounted for these plans in accordance with SFAS 123, the Company’s net loss for the nine months ended September 30, 2004 and 2005, would have increased as follows:

	Nine Months Ended September 30,
	2004	2005
	(in thousands, except for per share data)
Net loss, as reported	$(39,979)	$(36,789)
Total stock-based employee compensation expense determined under fair value based method for all awards	(565)	(232)

Pro forma net loss	$(40,544)	(37,021)

Basic and diluted net loss per share, as reported	$(3.27)	(2.96)
Basic and diluted net loss per share, pro forma	$(3.32)	(2.97)
Basic and diluted weighted average number of common shares outstanding	12,226	12,447

4. Recent Accounting Pronouncements

Share-Based Payment

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment”, (SFAS 123R). SFAS 123R addresses the accounting for share-based payments to employees, including grants of employee stock options. Under the new standard, companies will no longer be able to account for share-based compensation transactions using the intrinsic method in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. Instead, companies will be required to account for such transactions using a fair-value method and recognize the expense in the consolidated statement of operations. SFAS 123R will be effective for the first period beginning after December 15, 2005. We have not yet determined which fair-value method and transitional provision we will follow. We expect that the adoption of SFAS 123R may have a significant impact on our results of operations; however, we do not expect that the adoption of SFAS 123R will impact our overall financial position. See Stock-Based Compensation in Note 3 for the pro forma impact on net income and net income per share from calculating stock-based compensation costs under the fair value alternative of SFAS 123. The calculation of compensation cost for share-based payment transactions after the effective date of SFAS 123R may be different from the calculation of compensation cost under SFAS 123, but such differences have not yet been quantified.

Conditional Asset Retirement Obligations

During the first quarter of 2005, the FASB issued FASB Interpretation Number 47, “Accounting for Conditional Asset Retirement Obligations, an Interpretation of FASB Statement 143” (FIN 47). Under the provisions of FIN 47, companies must accrue legally-mandated costs to dispose of assets that are triggered by a future conditional action. This modifies FASB Statement 143, “Accounting for Asset Retirement Obligations” (FAS 143) which required accrual of costs only when removal and disposal were legally required. Any liability accrued would be offset by an increase in the value of the asset. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The Company does not expect the adoption of FIN 47 to have a material impact on the Company’s financial statements.

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

5. Management Changes

During the third quarter of 2005, William E. Morrow resigned as Chief Executive Officer and Vice Chairman of Grande Communications Holdings, Inc., Joe C. Ross resigned as President of the Company and Andrew Kever resigned as Senior Vice President, General Counsel and Secretary of the Company.

Our Board of Directors appointed Grande co-founder and former Chief Operating Officer, W.K.L. “Scott” Ferguson, Jr., as our Interim Chief Executive Officer effective July 5, 2005. Mr. Ferguson assumed all of the duties of the Chief Executive Officer and the President of the Company and serves as our Interim Chief Executive Officer and Interim President until a permanent successor has been determined. Mr. Ferguson reports directly to the Board of Directors. Our Board of Directors is currently conducting a national search for a new chief executive officer.

6. Contingencies

In early September, the Texas Cable and Telecommunications Association filed a lawsuit in U.S. District Court, Western District of Texas, Austin division, to challenge SB 5, the legislation passed allowing for a state-wide cable franchise and obviating the need for individual municipal franchises. Named as defendants in the lawsuit, in their official capacities, are Gov. Perry and Public Utility Commission of Texas Commissioners Chairman Paul Hudson, Julie Parsley and Barry Smitherman. The lawsuit contends that SB 5 discriminates in violation of the U.S. and Texas Constitutions, discriminates in violation of the Federal Communications Act, violates the federal prohibition on exclusive franchises, and violates the federal duty to guard against redlining. In the event that the plaintiff prevails in the SB 5 litigation, the court may rule that the current statewide franchises are unconstitutional. Grande is not currently a party to the lawsuit.

There are no other pending proceedings, which are currently anticipated to have a material adverse effect on our business, financial condition or results of operations.

7. Subsequent Events

In October 2005 we paid $9.5 million of interest due in conjunction with our senior notes.

On October 25th, the Public Utility Commission of Texas approved Grande’s application for a state-issued certificate of franchise authority, (SICFA), to continue providing cable service in all existing markets under a uniform set of standards terminating the 49 city franchises that Grande held up to that date. Under the new SICFA, uniform customer service standards with payments and other obligations assessed on a market share basis in each service area will replace the prior regulations that varied by city and generally favored the incumbent cable provider.

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

Overview

We provide communities in Texas with a bundled package of cable television, telephone and broadband Internet and other services. We operate fully integrated advanced broadband networks in six markets that passed 328,041 out of approximately 1.4 million marketable homes and small businesses as of September 30, 2005.

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

We have incurred net losses for the past three years and expect to continue to incur net losses for the next several years. However, we did achieve positive Adjusted EBITDA in 2003, 2004 and in the nine months ended September 30, 2005. See “EBITDA/Adjusted EBITDA” below for a discussion of this non-GAAP measure of our operating performance as well as our use of Adjusted EBITDA in 2004.

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

Marketable Homes Passed, Penetration, Customers, Connections and Market Level Cash Flow

We report marketable homes passed as the number of residential and business units, such as single residence homes, apartments and condominium units, passed by our networks other than those we believe are covered by exclusive arrangements with other providers of competing services. As of September 30, 2005, our networks passed 328,041 marketable homes and we had 134,919 residential, small business and enterprise customers.

Because we deliver multiple services to our customers, we report our total number of connections for cable television, telephone and broadband Internet and other services in addition to our total number of customers. We count each cable television, telephone and broadband Internet and other service purchase as a separate connection. For example, a single customer who purchases cable television, telephone and broadband Internet service would count as three connections. Similarly, a single customer who purchases our broadband Internet service and our wireless security service would count as two connections. We do not record the purchase of long distance telephone service by a local telephone customer or digital cable services by an analog cable customer as additional connections. However, we do record each purchase of an additional telephone line by a local telephone customer as an additional connection. As of September 30, 2005, we had 269,537 connections.

Operating cash flow at the market level reflects revenue, cost of revenue and some expenses that we are able to specifically identify as directly related to the operation of that market. We follow the same approach in allocating cost of revenue at the market level as we do for cost of revenue allocation in general, as described below under the caption “Costs and Expenses—Cost of Revenues.” In addition, we do not include centralized customer service expenses or corporate general and administrative expenses in determining market level operating cash flow. Because we provide services in all markets and to network service customers using a common network infrastructure, we do not track assets or liabilities at the market level. Our method of determining operating cash flow at the market level may not be comparable to approaches of other companies. Use of a different method of determining operating cash flow at the market level could change the operating cash flow at the market level, but not our overall operating cash flow. Based upon this method of allocating cost of revenue and excluding certain corporate expenses, we believe that each of our markets has achieved positive operating cash flow.

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

•	Telephone costs. Our cost of revenues associated with delivering telephone services to residential and small business customers consist primarily of transport costs, which are comprised mostly of amounts needed for the operation, monitoring and maintenance of our networks, and also include access and other fees that we pay to other carriers to carry calls outside of our networks. Transport costs for these types of customers are largely fixed so long as we do not need to procure additional equipment or lease additional capacity. Transport costs are expected to increase when new facilities need to be obtained. The access fees are generally usage-based and , therefore, variable.

•	Broadband Internet and other costs. Our cost of revenues associated with delivering broadband Internet and other services to residential and small business customers consists primarily of transport costs and fees associated with peering arrangements we have with other carriers. Transport costs and peering fees for this service are largely fixed so long as we do not need to procure additional equipment or lease additional capacity, but transport costs and peering fees are expected to increase when new facilities for connecting to the Internet need to be obtained. Our security-related costs are primarily related to system monitoring with a third-party provider and the costs associated with selling security premise equipment to customers.

•	Broadband transport services costs. Our cost of revenues associated with delivering broadband traffic consists primarily of fixed transport costs, which are comprised mostly of amounts needed for the operation, monitoring and maintenance of our networks, and also include access and other fees that we pay to other carriers to carry traffic outside of our networks. These costs are mostly fixed in nature. There are some variable costs associated with external maintenance and with private line services, which can have a component that requires us to pay other carriers for a portion of the private line.

•	Network services costs. Our cost of revenues associated with delivering traffic consists primarily of transport costs, mostly amounts needed for the operation, monitoring and maintenance of our networks, and access and other fees that we pay to other carriers to carry traffic outside of our networks. These costs are primarily fixed with respect to the monitoring of the traffic we carry on our networks, although there are variable components associated with external maintenance costs and other items. The access and other carrier fees are variable and usage-based.

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

Operating Data

	Quarter Ended
	September 30, 2004	December 31, 2004	March 31, 2005	June 30, 2005	September 30, 2005
Operating Data:
Marketable homes passed	297,697	308,913	319,717	325,581	328,041
Customers	120,243	126,736	130,753	131,538	134,919
Number of connections
Cable television	81,642	83,098	84,483	85,440	87,776
Telephone	108,418	110,360	114,809	113,589	113,700
Broadband Internet and other	51,476	56,184	60,768	63,241	68,061

Total connections	241,536	249,642	260,060	262,270	269,537
Average monthly revenue per:
Customer	$85.32	$82.87	$84.75	$85.79	$85.18
Cable television	46.00	45.63	47.89	49.04	48.31
Telephone	43.84	42.38	43.31	42.86	43.09
Broadband Internet and other	34.40	34.50	34.59	35.31	34.54

Results of Operations

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

The following table sets forth financial data as a percentage of operating revenues for the nine months ended September 30, 2004 and 2005.

	Nine Months Ended September 30,
	2004	2005
Consolidated Financial Data:
Operating revenues:
Cable television	24%	25%
Telephone	31	30
Broadband Internet and other	11	13
Broadband transport services	6	4
Network services	28	28

Total operating revenues	100	100
Operating expenses:
Cost of revenues	37	38
Selling, general and administrative	53	49
Depreciation and amortization	31	30

Total operating expenses	121	117

Operating loss	(21)	(17)
Other income (expense):
Interest income	—	—
Interest expense	(8)	(10)
Other income	—	1
Gain/loss on disposal of assets	—	—
Loss on extinguishment of debt	(2)	—

Total other income (expense)	(10)	(9)

Net loss	(31)%	(26)%

Operating Revenues. Our operating revenues for the nine months ended September 30, 2004 and 2005 were $132.6 million and $146.3 million, respectively, an increase of $13.7 million, or 10%. This increase is a result of growth in bundled services and network services.

Operating revenues for our cable television services for the nine months ended September 30, 2004 and 2005 were $31.9 million and $37.1 million, respectively, an increase of $5.2 million, or 16%. Operating revenues for our telephone services for the nine months ended September 30, 2004 and 2005 were $40.7 million and $44.0 million, respectively, an increase of $3.3 million, or 8%. Operating revenues for our broadband Internet and other services for the nine months ended September 30, 2004 and 2005 were $14.3 million and $19.4 million, respectively, an increase of $5.1 million, or 36%. The increased revenues for cable television, telephone and broadband Internet and other are primarily due to growth in the number of connections, from 241,536 as of September 30, 2004 to 269,537 as of September 30, 2005, and to a lesser extent from rate increases. The additional connections and revenues resulted primarily from continued penetration growth of marketable homes in our markets and the continued construction of our broadband networks.

Operating revenues for our broadband transport services for the nine months ended September 30, 2004 and 2005 were $7.9 million and $6.2 million, respectively, a decrease of $1.7 million, or 22%, primarily due to large construction projects of approximately $2.0 million in the first nine months of 2004, offset by $0.9 million in construction projects in the first nine months of 2005. Additionally, this product line is experiencing circuit attrition and pricing compression, which outpaced our customer growth.

Operating revenue for our network services for the nine months ended September 30, 2004 and 2005 was $37.8 million and $39.6 million, respectively, an increase of $1.8 million, or 5%, due to customer growth. Included in revenue for the nine months ended September 30, 2004 is $2.5 million related to the settlement of the MCI agreement.

Cost of Revenues. Our cost of revenues for the nine months ended September 30, 2004 and 2005 were $49.2 million and $55.1 million, respectively, an increase of $5.9 million, or 12%. The increase in our cost of revenues is primarily due to the growth of costs related to increased connections in our bundled services offerings. Cost of revenues increased slightly as a percentage of revenues at 37% for the nine months ended September 30, 2004, compared with 38% for the nine months ended September 30, 2005.

Our gross margin for the nine months ended September 30, 2004 for our bundled cable television, telephone and broadband Internet and other services was 73%, compared with 72% for the nine months ended September 30, 2005. We added connections at a consistent product mix quarter to quarter. Both telephone and broadband Internet and other service products carry a somewhat higher gross margin than the cable television product due to the programming costs associated with cable television. For broadband transport services, our gross margin for the nine months ended September 30, 2004 was 83%, compared with 84% for the nine months ended September 30, 2005. For network services, our gross margin for the nine months ended September 30, 2004 was 36%, compared with 33% for the nine months ended September 30, 2005. This decrease is due to the one-time payment of $2.5 million from MCI, included in revenue, during the nine months ended September 30, 2004. Excluding such payment the gross margin in 2004 was 31%.

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

Selling, General and Administrative Expense. Our selling, general and administrative expense for the nine months ended September 30, 2004 and 2005 was $70.4 million and $72.0 million, respectively, an increase of $1.6 million, or 2%. The increase is primarily due to the expenses related to supporting the growth in revenues. Selling, general and administrative expense decreased as a percentage of revenues from 53% to 49%. We expect our selling, general and administrative expense to increase, in total dollars, as a result of the growth of our business and customer base, but decrease over time as a percentage of revenue.

Depreciation and Amortization Expense. Our depreciation and amortization expense for the nine months ended September 30, 2004 and 2005 was $41.1 million and $43.5 million, respectively, an increase of $2.4 million, or 6%. The increase is due to the expansion of our constructed and acquired network. We expect depreciation and amortization expense to continue to increase as we make additional capital expenditures to construct and expand our networks in our existing markets.

Interest Expense. For the nine months ended September 30, 2004 and 2005, our interest expense, which includes interest incurred net of capitalized interest, was $10.3 million and $14.0 million, respectively, an increase of $3.7 million, or 36%. Our interest expense increased due to interest accrued on the senior secured notes issued in March of 2004. For the nine months ended September 30, 2004 and 2005, we capitalized interest of $2.3 million and $2.6 million, respectively, an increase of $0.3 million, or 13%.

Other income. Our other income for the nine months ended September 30, 2004 and 2005 was $0 and $0.8 million, respectively, an increase of $0.8 million or 100%. This increase is due to the recognition of a one-time contractually negotiated fee for strategic business planning and development. This fee is unrelated to our primary business product and therefore classified as other income. Additionally, due to the cash nature of the payment and that it was for services provided, it is included in EBITDA.

Write-Off Due to Repayment of Credit Facility. During the nine months ended September 30, 2004, we completed a private placement of our senior notes. Concurrent with this offering we repaid $64.8 million to extinguish our senior credit facility. We wrote off debt issuance costs of approximately $2.1 million associated with this repayment.

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004

The following table sets forth financial data as a percentage of operating revenues for the three months ended September 30, 2004 and 2005.

	Three Months Ended September 30,
	2004	2005
Consolidated Financial Data:
Operating revenues:
Cable television	24%	26%
Telephone	31	31
Broadband Internet and other	11	14
Broadband transport services	6	4
Network services	28	25

Total operating revenues	100	100
Operating expenses:
Cost of revenues	37	37
Selling, general and administrative	52	51
Depreciation and amortization	33	29

Total operating expenses	122	117

Operating loss	(22)	(17)
Other income (expense):
Interest income	—	—
Interest expense	(10)	(10)
Other income	—	—
Gain/loss on disposal of assets	—	—
Loss on extinguishment of debt	—	—

Total income (expense)	(10)	(10)

Net loss	(32)%	(27)%

Operating Revenues. Our operating revenues for the three months ended September 30, 2004 and 2005 were $45.1 million and $48.1 million, respectively, an increase of $3.0 million, or 7%. This increase is a result of growth in bundled services.

Operating revenues for our cable television services for the three months ended September 30, 2004 and 2005 were $11.0 million and $12.6 million, respectively, an increase of $1.6 million, or 15%. Operating revenues for our telephone services for the three months ended September 30, 2004 and 2005 were $14.0 million and $14.7 million, respectively, an increase of $0.7 million, or 5%. Operating revenues for our broadband Internet and other services for the three months ended September 30, 2004 and 2005 were $5.1 million and $6.8 million, respectively, an increase of $1.7 million, or 33%. The increased revenues for cable television, telephone and broadband Internet and other are primarily due to growth in the number of connections, from 241,536 as of September 30, 2004 to 269,537 as of September 30, 2005. The additional connections and revenues resulted primarily from continued penetration growth of marketable homes in our markets and the continued construction of our broadband networks.

Operating revenues for our broadband transport services for the three months ended September 30, 2004 and 2005 were $2.6 million and $2.0 million, respectively, a decrease of $0.6 million, or 23%, primarily due to large construction projects of approximately $0.7 million in the three month ended September 30, 2004, offset by $0.2 million in construction projects in the three months ended September 30, 2005. Additionally, this product line is experiencing circuit attrition and pricing compression, which outpaced our customer growth.

Operating revenue for our network services for the three months ended September 30, 2004 and 2005 was $12.4 million and $12.1 million, respectively, a decrease of $0.3 million, or 2%.

Cost of Revenues. Our cost of revenues for the three months ended September 30, 2004 and 2005 were $16.7 million and $17.6 million, respectively, an increase of $0.9 million, or 5%. The increase in our cost of revenues is primarily due to the growth of costs related to increased connections in our bundled services offerings. Cost of revenues were relatively flat as a percentage of revenues at 37% for the three months ended September 30, 2004 and 2005.

Our gross margin for the three months ended September 30, 2004 and 2005 for our bundled cable television, telephone and broadband Internet and other services was relatively flat at 73%, for both periods. We added connections at a consistent mix quarter to quarter. Both telephone and broadband Internet and other service products carry a somewhat higher gross margin than the cable television product due to the programming costs associated with cable television. For broadband transport services, our gross margin for the three months ended September 30, 2004 was 89%, compared with 88% for the three months ended September 30, 2005. For network services, our gross margin for the three months ended September 30, 2004 and 2005 was 34%.

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

Selling, General and Administrative Expense. Our selling, general and administrative expense for the three months ended September 30, 2004 and 2005 was $23.6 million and $24.7 million, respectively, an increase of $1.1 million, or 5%. The increase is primarily due to the expenses related to supporting the growth in revenues. Selling, general and administrative expense decreased as a percentage of revenues from 52% to 51%. We expect our selling, general and administrative expense to increase, in total dollars, as a result of the growth of our business and customer base, but decrease over time as a percentage of revenue.

Depreciation and Amortization Expense. Our depreciation and amortization expense for the three months ended September 30, 2004 and 2005 was $14.7 million and $13.9 million, respectively, a decrease of $0.8 million, or 5%. The decrease is due to certain assets becoming fully depreciated during the quarter, offset by increased depreciation due to the continued expansion of our network. We expect depreciation and amortization expense to increase in future periods, as we make additional capital expenditures to construct and expand our networks in our existing markets.

Interest Expense. For the three months ended September 30, 2004 and 2005, our interest expense, which includes interest incurred net of capitalized interest, was $4.5 million and $4.6 million, respectively, an increase of $0.1 million, or 2%. Our interest expense increased due to interest accrued on the senior secured notes issued in March of 2004. For the three months ended September 30, 2004 and 2005, we capitalized interest of $1.0 million and $0.9 million, respectively.

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

Because we have funded the build-out of our networks by raising and expending large amounts of capital, our results of operations reflect significant charges for depreciation, amortization, and interest expense. EBITDA, which excludes this information, provides helpful information about the operating performance of our business, apart from the expenses associated with our physical plant or capital structure. We try to make each area of our business generate positive EBITDA, and when we have choices about the market or area in which to best deploy our resources we generally direct our resources towards the network construction that is expected to generate the most EBITDA. EBITDA is frequently used as a basis for comparing businesses in our industry, although our measure of EBITDA may not be comparable to similarly-titled measures of other companies. EBITDA does not purport to represent operating loss or cash flow from operating activities, as those terms are defined under generally accepted accounting principles, and should not be considered as an alternative to those measurements as an indicator of our performance. In the first quarter of 2004, we wrote off debt issuance costs of approximately $2.1 million associated with the repayment of our senior credit facility following the completion of our senior notes offering. We believe this expense is analogous to amortization and interest expense, and therefore we believe it is more useful to show EBITDA net of this one-time amount because we believe it is a better measure of our operating performance and is more comparable to prior periods. However, because of the nature of the charge, we are referring to our EBITDA in 2004 net of the charge as “Adjusted EBITDA.”

Adjusted EBITDA was $5.0 million and $5.8 million for the quarters ended September 30, 2004 and 2005, respectively, an increase of $0.8 million, or 16%. The increase is primarily due to the addition of new customers through the build-out of our networks over such periods.

Adjusted EBITDA was $13.6 million and $20.1 million for the nine month periods ended September 30, 2004 and 2005, respectively, an increase of $6.5 million, or 48%. The increase is primarily due to increasing revenues from the addition of new customers through the build-out of our networks over such periods, as well as the one-time payment received for strategic business planning and development of $0.8 million, included in other income in 2005, offset by the $2.5 million of revenue received from MCI related to the settlement in 2004.

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

The reconciliation of EBITDA/Adjusted EBITDA to net income is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
	(Dollars in thousands)		(Dollars in thousands)
Net loss as reported	$(14,158)	$(12,488)	$(39,979)	$(36,789)
Add back non-EBITDA/Adjusted EBITDA items included in net loss:
Interest income	(207)	(161)	(558)	(619)
Interest expense	4,475	4,609	10,301	13,964
Taxes	195	—	587	125
Depreciation and amortization	14,720	13,864	41,145	43,466

EBITDA	5,025	5,824	11,496	20,147
Loss on extinguishment of debt	—	—	2,145	—

Adjusted EBITDA	$5,025	$5,824	$13,641	$20,147

Liquidity and Capital Resources

Sources and Uses of Funds

Since inception, we have raised an aggregate of $338 million in equity funding from institutional private equity investors and others to pursue our business plan. As a result of such stock issuances and our merger with ClearSource, we have a total of $508 million of total invested equity capital. Funds raised have been used to construct our networks, to make acquisitions, to launch services in our existing nine markets and for working capital and operating expenses.

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

At September 30, 2005, we had total cash and cash equivalents of $35.2 million and $142.6 million of long-term debt outstanding.

As of September 30, 2005, we had net working capital of $9.9 million, compared to net working capital of $44.1 million as of December 31, 2004. The decrease in working capital resulted primarily from the net loss and capital expenditures for the most recent nine months, and was reflected as follows:

•	a decrease of $6.0 million in cash and cash equivalents;

•	a decrease of $20.0 million in investments;

•	a decrease of $2.4 million in accounts receivable, net; and

•	an increase of $4.9 million in accounts payable and accrued expenses.

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

Cash Flows from Operating Activities

Net cash provided by operations totaled $10.6 million and $15.9 million for the nine months ended September 30, 2004 and 2005, respectively. The net cash flow activity related to operations consisting primarily of our operating results adjusted by changes in operating assets and liabilities and non-cash transactions including:

•	depreciation and amortization;

•	non-cash option compensation;

•	non-cash interest expense;

•	provision for bad debt;

•	gain on disposal of assets; and

•	loss on extinguishment of debt.

Depreciation and amortization for the nine months ended September 30, 2004 and 2005 was $41.1 million and $43.5 million, respectively. Other non-cash charges for the nine months ended September 30, 2004 and 2005 were $6.8 million and $4.9 million, respectively.

As of September 30, 2005 we had a $9.5 million balance in accrued expenses related to interest due on our senior notes, which we paid on October 3, 2005.

Cash Flows from Investing Activities

Our net cash used in investing activities for the nine months ended September 30, 2004 and 2005 was $38.7 million and $21.4 million, respectively. These net cash outflows are primarily due to the build-out of our network in both 2004 and 2005. Cash flows used in investing activities in the nine months ended September 30, 2005 consisted primarily of $40.9 million in property, plant and equipment purchases, offset by $20.0 million in maturities of short term investments.

Cash Flows from Financing Activities

Our net cash provided by (used in) financing activities for the nine months ended September 30, 2004 and 2005 was $61.1 million and $(0.5) million, respectively. Cash flows from financing activities in the nine months ended September 30, 2004 consisted primarily of borrowings on our senior credit facility. We paid the outstanding amount of $64.8 million on our senior credit facility with a portion of the net proceeds of $123.8 million received from our 14% senior notes offering in March of 2004.

Capital Expenditures

We spent approximately $38.5 million and $40.9 million in capital expenditures, including capitalized interest, during the nine months ended September 30, 2004 and 2005, respectively. The indenture governing the notes prohibits us from making capital expenditures when the aggregate amount of cash and cash equivalents held by us (after giving effect to such planned capital expenditure) would be less than $20 million. The capital expenditures amounts described above relate to network construction; initial installation costs; the purchase of customer premise equipment, such as cable set-top boxes and cable modems; and corporate and network equipment, such as switching and transport equipment; and billing and information systems.

We anticipate spending approximately $46 million, excluding capitalized interest, in capital expenditures during the year ended December 31, 2005. The company intends to manage its capital expenditures in accordance with the covenant set forth in the indenture to ensure that cash is not less than $20 million.

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

Purchase Agreement. We may be required to purchase a minimum of $40.9 million of equipment from some of our suppliers between October 2005 and December 2010. We entered into these agreements based upon estimates of equipment we expect to need over this six-year period. The majority of these purchase commitments are contingent upon delivery of technical and functional next-generation requirements. If we do not actually need the estimated amount and type of equipment, our financial condition could be adversely affected because we would be obligated to spend money on equipment we do not need, rather than applying it to help grow and develop our business.

The following table represents the above described contractual obligations as of September 30, 2005:

	Payments Due by Period						Total
	2005	2006	2007	2008	2009	2010 & Beyond
	(In thousands)
Capital lease obligations	$464	$1,828	$1,675	$1,618	$1,618	$21,347	$28,550
Operating lease obligations	1,099	3,997	3,431	2,741	2,311	13,087	26,666
Maintenance obligations	206	950	950	950	950	9,955	13,961
Purchase obligations	1,145	1,195	—	4,053	—	34,475	40,868

Total	$2,914	$7,970	$6,056	$9,362	$4,879	$78,864	$110,045

Our plans with respect to network construction and other capital expenditures are discussed above under the caption “Capital Expenditures.” We believe those planned expenditures do not constitute contractual obligations or binding commitments since, in general, we have the ability to accelerate or postpone construction of our networks depending upon cash availability, subject to the need to eventually complete the network in accordance with our single-family residential development agreements.

We have entered into contracts with various entities to provide us with video programming services. We pay a monthly fee for those services, generally based on the average number of video subscribers to that service during the service period. We estimate programming fees to be approximately $26 million in 2005.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with accounting principles that are generally accepted in the United States. To prepare these financial statements, we must make estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses as well as the disclosure of contingent assets and liabilities. We periodically evaluate our estimates and assumptions and base our estimates and assumptions on our best knowledge of current events and actions we may undertake in the future. Actual results may ultimately differ from these estimates. We believe that, of our significant accounting policies, the following may involve a higher degree of judgment and complexity.

Revenue Recognition

Revenue from customers consists of fixed monthly fees for bundled services and certain network services, and usage based fees for long distance services in certain bundles and the majority of our network services. Local governmental authorities impose franchise fees on the majority of our franchises ranging up to a federally-mandated maximum of 5% of annual gross revenues derived from the operation of the cable television system, to provide cable television services, as provided in the franchise agreements. Such fees are collected on a monthly basis from our customers and periodically remitted to local franchise authorities. Franchise fees collected and paid are reported as revenues and expenses, respectively. Our revenues are recognized when services are provided, regardless of the period in which they are billed. Amounts billed in advance are reflected in the balance sheet as deferred revenue and are deferred until the service is provided. As of October 25, Grande’s application for a statewide franchise was approved and rather than paying fees to individual municipal franchise authorities, Grande shall remit fees associated with the provision of cable programming to one state agency, the PUC.

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

Judgment is required to determine the extent to which indirect costs, or overhead, are incurred as a result of specific capital activities, and therefore should be capitalized. We allocate overhead based upon the portion of indirect costs that contribute to capitalizable activities using an overhead rate applied to the amount of direct labor capitalized based upon our analysis of the nature of costs incurred in support of capitalizable activities. The primary costs that are included in the determination of overhead rates are (i) employee benefits and payroll taxes associated with capitalized direct labor, (ii) direct variable costs associated with capitalizable activities, consisting primarily of installation and construction vehicle costs, (iii) the cost of support personnel, such as personnel who directly assist with capitalizable installation activities, and (iv) indirect costs directly attributable to capitalizable activities. For the nine months ended September 30, 2004 and 2005, $7.5 million and $8.5 million of labor and overhead costs were capitalized, respectively.

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

We performed our annual goodwill impairment test as of October 1, 2004. This test was performed in accordance with Statement of Financial Accounting Standards, or SFAS, No. 142—Goodwill and Other Intangible Assets, which we adopted effective January 1, 2002. SFAS No. 142 recognizes that since goodwill and certain intangible assets may have indefinite useful lives, these assets are no longer required to be amortized but are to be evaluated at least annually for impairment. An independent appraisal firm was used for this analysis. The analysis reached the conclusion that the estimated fair value exceeded the carrying value, so no impairment existed. The estimated fair value was determined based on a discounted cash flow analysis and review of multiples for comparable companies. The assumptions used in the valuation testing have subjective components, including anticipated future operating results and cash flows based on our business plan and overall expectations as to market and economic considerations. Based on the results of this test we recorded no impairment loss for 2004. We are currently in the process of performing our annual impairment test as of October 1, 2005, as such, we are unable to determine the outcome of the test. In the event it is determined that an impairment exists, we may incur a significant charge for the year ended December 31, 2005.

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

Our management, with the participation of our Interim Chief Executive Officer, who is our principal executive officer, and our Chief Financial Officer, who is our principal financial officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e), as applicable, under the Securities Exchange Act of 1934) as of September 30, 2005. Based upon that evaluation, the Interim Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to Grande, including its consolidated subsidiaries, required to be included in this report and the other reports that we file or submit under the Securities Exchange Act of 1934.

During the third fiscal quarter, although we experienced changes in our Chief Executive Officer, President and General Counsel positions, there were no changes in our internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Legal Proceedings

In early September, the Texas Cable and Telecommunications Association filed a lawsuit in U.S. District Court, Western District of Texas, Austin division, to challenge SB 5 , the legislation passed allowing for a state-wide cable franchise and obviating the need for individual municipal franchises. Named as defendants in the lawsuit, in their official capacities, are Gov. Perry and Public Utility Commission of Texas Commissioners Chairman Paul Hudson, Julie Parsley and Barry Smitherman. The lawsuit contends that SB 5 discriminates in violation of the U.S. and Texas Constitutions, discriminates in violation of the Federal Communications Act, violates the federal prohibition on exclusive franchises, and violates the federal duty to guard against redlining. In the event that the plaintiff prevails in the SB 5 litigation, the court may rule that the current statewide franchises are unconstitutional. Grande is not currently a party to the lawsuit.

There are no other pending proceedings, which are currently anticipated to have a material adverse effect on our business, financial condition or results of operations.

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

Grande Communications Holdings, Inc. (Registrant)

Date: November 10, 2005	By:	/S/ MICHAEL L. WILFLEY
Michael L. Wilfley Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)