Form 10-K
period 2005-12-31
Grande Communications Holdings, Inc.
filed 2006-03-31
CIK 1290729

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended 12/31/2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐             Accelerated filer  ☐             Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates is not applicable as no public market exists for the voting stock of the registrant.

The number of shares of the registrant’s Common Stock outstanding as of March 24, 2006 was 12,997,465.

GRANDE COMMUNICATIONS HOLDINGS, INC.

ANNUAL REPORT ON FORM 10-K

YEAR ENDED DECEMBER 31, 2005

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

Overview

We provide communities in Texas with a bundled package of cable television, telephone and broadband Internet and other services. We operate fully integrated advanced broadband networks in seven markets in the State of Texas. We constructed our local networks to enable us to sell advanced communication services to residential, small business, and enterprise customers. As of December 31, 2005, we have the ability to market services to 331,173 distinct homes and small businesses over our network. We had 136,109 residential, small business, and enterprise customers as of December 31, 2005. Operating revenues for 2005 were $194.7 million compared to $179.0 million in 2004.

In July 2000, when our network construction was still in a very early stage, we acquired an established telephone and data network that served as the platform for our provision of residential telephone and broadband Internet services and that still provides network services revenues. This acquisition initially provided a significant portion of our revenues and became the foundation of our business while we moved forward with the construction of our broadband networks. Since 2001, we grew our marketable homes passed through the construction of our networks. Our retail strategy enabled us to grow our number of bundled services customers. Because of this retail strategy, we have derived an increasing percentage of our revenues from our retail cable television, telephone and broadband Internet and other services and we expect this trend to continue.

Since inception, we have been funded primarily with private equity investments. Between February 2000 and October 2003, we completed a series of private placements of our preferred stock, raising aggregate gross proceeds of $338.2 million from the sale of our capital stock. The net proceeds from these private placements have been used to fund our network build-out, operations, and our acquisitions, which are described below under the heading “Acquisitions.” As a result of equity investments and mergers where stock was used as consideration, we now have $508 million of total invested equity capital and a base of over 20 institutional private equity investors. We have incurred net losses for the past three years and expect to continue to incur net losses for the next several years. However, we had positive EBITDA in 2003 and positive Adjusted EBITDA in 2004 and 2005. See “EBITDA/Adjusted EBITDA” below for a discussion of this non-GAAP measure of our operating performance as well as our use of Adjusted EBITDA.

On March 23, 2004, we raised net proceeds of $124.5 million in a private placement of 136,000 units each consisting of a $1,000 principal amount of 14% senior secured note due 2011 and a warrant to purchase 100.336 shares of our common stock. We used a portion of the net proceeds from the offering to repay all amounts outstanding under our then-existing senior credit facility. That facility was terminated upon repayment and we are not able to borrow any further amounts thereunder.

On March 24, 2006, we raised net proceeds of approximately $30.5 million in a private placement of an additional $32 million in aggregate principal amount of 14% senior secured notes due 2011. These additional notes were issued under the existing indenture and are part of the same series of notes as the notes issued in March 2004. These notes have not been and will not be registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. We will use the proceeds for capital expenditures and working capital purposes.

During the third quarter of 2005, we experienced significant changes in management with the resignation of our founder, Chief Executive Officer, and Vice Chairman, William E. Morrow; our President, Joe Ross; and our General Counsel and Secretary, Andy Kever. As a result of these resignations, our Board of Directors began a national search for a new chief executive officer and immediately appointed former Grande co-founder and Chief Operating Officer, W.K.L. “Scott” Ferguson, Jr., as our Interim Chief Executive Officer and President of the Company. Scott Ferguson held this position until Roy H. Chestnutt joined Grande in February 2006 as the new Chief Executive Officer. Scott Ferguson transitioned to his current role of Chief Operating Officer after Mr. Chestnutt’s arrival. The overall bundling strategy of the company remained largely the same during the transition, although the company shifted its primary focus from constructing new marketable homes passed to selling to existing marketable homes passed and improving overall company operations.

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

Grande Competitive Advantages

We believe we have been able to grow our customer base because of the following competitive advantages:

•	Flexible product offerings, attractively bundled and priced. We are able to deliver a wide range of products that allow our customers to select the services that meet their specific needs and preferences; from bundled product offerings that include 8.0 Mbps Internet access, over 300 channels of cable television and local and long distance calling with custom features, and wireless security services, to simple packages of basic cable television, local telephone and 384 Kbps Internet access. We also offer packages of cable television, multi-line calling plans and high-speed Internet offerings, including dedicated access and tiered bandwidth, for enterprise and commercial customers. We believe we can offer a competitively priced package to virtually any customer passed by our networks. Because of operating efficiencies that result from providing multiple services to one customer, we are able to provide our customers additional savings when they purchase products as part of a bundle of two or more services. We believe that our ability to provide a single consolidated bill for multiple services is also an attractive feature for our customers.

•	Strong local brand and customer service. We have chosen to serve customers in seven attractive and growing markets in Texas: Austin/San Marcos, San Antonio, suburban northwest Dallas, Waco, Corpus Christi, Midland/Odessa and, to a lesser extent, Houston. In each of these markets, we have established a strong local presence that we believe has positioned Grande as the home-town company, despite the fact that we are not the incumbent service provider in any of our markets. Our customer service and technical representatives, as well as our sales representatives, installation technicians and other employees who interact with our customers, know our markets and products, and are part of our customer-focused culture. We operate three call centers located in our markets allowing us to offer customer care 24 hours a day, seven days a week in an efficient, cost-effective manner. We believe our home-town brand, combined with local customer service and support, enables us to appeal to residential, small businesses and enterprise customers in our markets, as well as to local universities, utilities, hospitals and other institutions.

•	Competitively superior networks. We provide our services over our newly constructed, fully integrated, high-speed, high capacity networks. In 2005, we began taking fiber optic cable all of the way to our customers’ homes on new network passings in Austin and San Antonio with a technology known as fiber-to-the-home (“FTTH”). On all passings constructed prior to our launch of FTTH, our networks deploy fiber optic cable to nodes that serve from 24 to 500 customers, depending on network configuration. Our networks utilize an 860 Mhz signal, which is easily upgradeable to 1Ghz. By comparison, our cable television competitors typically use networks with a maximum of 750 Mhz signals, which are not designed to be as easily upgraded. Our networks are designed to have sufficient capacity to meet the growing demand for high bandwidth cable television, telephone and Internet services while providing additional capacity to enable us to offer planned and future products. The architecture of our networks allows us to offer dedicated Internet products at high bandwidth rates that we believe are superior to the shared bandwidth Internet products offered by our cable competitors. We already offer high definition television, digital video recording, interactive gaming and wireless home security. Our networks are positioned to deliver on-demand cable television and other high bandwidth applications without requiring a significant additional capital investment.

The Grande Strategy

We seek to take advantage of our market position by executing the following operating strategy:

•	Increase customer penetration in markets with demonstrated demand and operating metrics. We believe that each of our existing markets has demonstrated strong consumer demand and favorable operating metrics. As of December 31, 2005, we had 136,109 customers taking an average of two connections. We have proven our ability to take market share over time in the communities that we serve. We believe that there is opportunity to further penetrate our existing markets, particularly in our newer passings. Many of our newer passings are in higher income demographics than many of our older passings, which should continue to support the sales of more of our services.

•	Expand commercial business offering over our retail footprint. We have extensive local deep fiber networks in each of our markets (excluding Houston) that enabled us to pursue our commercial business. We have leveraged our local brand, network, and telecommunications infrastructure to grow this offering to over $1.0 million per month in revenue. We offer our commercial customers cable television, telephone, and broadband Intranet services at competitive rates. Because of our local networks, we believe we can cost effectively grow this business without requiring significant additional capital investment.

•

Leverage our infrastructure by serving broader telecommunications market. In addition to our primary business of offering bundled cable television, telephone and broadband Internet and other services to residential, small business and enterprise customers, we also offer broadband transport services and network services to medium and large enterprises and communications carriers. These services are primarily provided using our existing infrastructure and personnel with minimal incremental operating costs and capital requirements. By leveraging our brand, communications infrastructure, volume and personnel that predominately support our core business and its products, we have gained efficiencies of scale by offering telecommunications and data products into the wholesale markets. We have experienced slower than expected growth in this business due to increased competition and downward pressure in our network services revenue primarily driven by regulatory rulings, particularly recent determinations by the FCC regarding reciprocal compensation.

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

Cable Television

We offer basic cable, expanded cable and digital cable packages, as well as premium cable channels and digital music service. Our customers may choose from over 300 channels, including a wide range of television, music and movie channels. We offer additional features such as 30 premium movie channels, high definition television, interactive television and gaming applications and digital video recording in the majority of our markets. Premium movie channels are offered individually or in packages of several channels as add-on services for an additional monthly fee. As of December 31, 2005, we provided cable television services to 89,417 connections. On average, during 2005, each of our cable television connections generated $48.51 in monthly revenues.

Our cable television offerings include:

Analog Cable. Our broadcast and expanded basic cable offerings, consists of over 80 analog channels, which generally consists of local broadcast television, local community and government access programming, and a number of satellite-delivered or non-broadcast channels such as ESPN, CNN, Discovery Channel, Lifetime, TNT, A&E and Bravo.

Digital Cable. Our digital cable offering consists of our basic cable offering plus digital cable channels for a total of over 300 channels and includes an interactive electronic programming guide, interactive television and gaming applications, 45 CD-quality channels of digital music, and an expanded menu of pay-per-view channels. In addition, we have tailored our digital cable programming to include a large number of Spanish language channels to appeal to the large Spanish-speaking population in our markets. We offer this target-specific content in tiers.

Premium Movie Channels. These channels, which provide unedited, commercial-free movies, sports and other programming, include HBO, Cinemax, Showtime, The Movie Channel, Starz! and Encore, as well as others.

Pay-Per-View. These channels allow customers with set top boxes to pay to view a single showing of a recently-released movie or a one-time special event, as well as packages of sporting events, such as the NHL™ hockey package, ESPN FULL COURT™ college basketball, championship boxing and wrestling.

High-Definition Television, Digital Video Recording and Other New Services. We offer high-definition television and digital video recording as add-on offerings to our digital cable subscribers in the majority of our markets. High-definition television provides our digital cable customers with a higher resolution picture than standard cable television. Digital video recording allows a digital cable customer to record, pause, rewind and replay programs that the customer is currently watching or that was previously recorded by the customer through an interactive menu. Our networks are designed to have sufficient capacity to meet the growing demand for additional high-bandwidth cable products for the foreseeable future, although we currently do not offer video-on-demand services to our customers.

Telephone

Local Service. We offer full-featured local telephone service, including standard dial tone access, 911 access, operator services and directory assistance, all over a powered network affording greater reliability. In addition, we offer a wide range of custom call services, including call waiting, call forwarding, call return, caller blocker, anonymous call rejection, auto redial, speed dial, three-way calling, priority-call and voice mail, each of which may be activated or deactivated by a customer, usually by dialing a simple activation code. We believe that our local telephone rates are competitive with the rates charged by the incumbent providers. As of December 31, 2005, we provided service to 114,621 telephone connections. On average, during 2005, each of our telephone connections generated $43.05 in monthly revenues, including local and long-distance service.

Long Distance. Because we own and operate our long-distance telephone networks and related equipment in Texas, we are able to offer a range of retail long-distance telephone services on a cost-effective basis. Our long-distance services include traditional switched and dedicated long distance, toll-free calling, international, calling card and operator services. We offer our customers an option of a flat rate for long-distance calls all day, every day, with no minimum monthly usage fees, and several prepaid long distance plans by which the customer pays a monthly fee for a pre-determined number of long distance minutes and a flat rate for any additional minutes. We also offer flat rate direct-dial international calling with no additional fees, surcharges or minimum call times per call. Our customers also may purchase 800 number calling services and calling card services. We believe our long-distance telephone services are competitively priced. We offer our retail customers, as part of their subscription to our services, “free Grande-to-Grande,” which means there are no long-distance charges for calls between two of our phone subscribers in different markets.

Broadband Internet Access and Other

Broadband Internet Access. Through Grande High-Speed Internet, our broadband Internet service, we provide our Internet customers with a full suite of high-speed broadband Internet products through our networks, with speeds ranging up to 8.0 Mbps download and 1 Mbps upload for residential customers. We offer multiple tiers of high-speed broadband access, including dedicated access and tiered bandwidth, with Ethernet speeds up to 100 Mbps, to enterprise customers. We also offer low-price dial-up Internet access, but most of our residential and small business customers take advantage of the wide bandwidth and high data speeds available on our broadband networks. Our Internet customers have a choice of services with different download and upload speeds for different monthly charges. Grande High-Speed Internet service provides unlimited dedicated access to the Internet without dialing in or logging on to a network and without a dedicated telephone line. Our higher speed service offers superior speeds to DSL and, we believe, appeals to the more sophisticated broadband Internet user. We also provide to our customers a specific number of free e-mail accounts and personal Web space. Customers have the option to purchase or rent a cable modem from us or purchase it directly from a retailer. We believe businesses and sophisticated users continue to require faster Internet access and more bandwidth as content is becoming more robust, and we intend to offer products that will meet that demand using our high capacity networks. We also offer web premiums, such as Internet security, sports and news, and family applications.

Security Solutions. Through our wireless security product, we install leading wireless security systems in private residences. We use a third party for 24 hours a day, 7 days a week monitoring, and our trained technical staff is licensed by the Private Security Board under the Texas Department of Public Safety. We offer additional service enhancements such as remote control keyfobs, pet immune motion sensors, and panic pendants. The average wireless security customer enters into a two-year service contract with us for the provision of security services. By offering this product, which typically is contractual and has a longer customer life than our existing products do, we believe it will aid in building brand loyalty for Grande, and in the longer term, help reduce churn.

As of December 31, 2005, we had 72,104 broadband Internet and other service connections. On average, during 2005, each of our broadband Internet and other connections generated $34.57 in monthly revenues.

Broadband Transport Services

We offer access to our metro area and long-haul fiber networks and provide network-related services to other local and long-distance telephone companies and Internet service providers, as well as large and medium-sized enterprises that we pass with our networks. These services can include dark fiber leases and indefeasible rights of use, custom network construction or lateral builds and access to the networks at various wavelengths. We also provide private line services to enterprises, carriers and Internet service providers which allow the customer to connect multiple sites through dedicated point-to-point circuits which carry voice and data traffic at high-speeds. We currently provide access to our metro area and long-haul fiber networks in 16 cities in Texas, as well as Tulsa and Oklahoma City, Oklahoma, Little Rock, Arkansas and Shreveport, Louisiana. A metro area network is a high-speed data intra-city network, usually including a fiber optic ring, that links multiple locations within a city. Each of our metro area networks connects to most carrier points of presence, major incumbent local exchange carriers, or ILECs, and competitive local exchange carriers, or CLECs, central offices, hotels, central and suburban business centers, data centers and co-location facilities in these areas. We also provide equipment co-location services that permit Internet service providers to collocate modems, routers or network servers with our network equipment.

Network Services

We offer network services to medium and large enterprises and other communications service providers. All of these services are provided using primarily the same personnel and network infrastructure that we use to provide telephone and broadband Internet services to our retail customers. This allows us to leverage our existing resources and expertise to generate incremental revenues and cash flow. We believe that our ability to leverage our existing capabilities and network infrastructure has allowed us to support the early development of our core retail services while amortizing the cost of our networks over a larger revenue base. Since our networks pass or interconnect with these larger enterprises and carriers anyway, our goal has been to serve these customers and earn a return from every mile of network.

Our network services encompass a broad range of telephone and data services, which primarily include:

Switched Carrier Services. These services consist of our transmission services to carriers and other telecommunications companies. This primarily involves our selling access to and transporting minutes for long-distance telephone companies for intrastate, interstate and international long-distance traffic terminations.

Data Services. We provide services to Internet service providers, which we call our managed modem services that allow the Internet service provider to deliver dial-up Internet service to customers in areas where our networks are located. We provide the modems, offer dial-up and a variety of related services, including server hosting, direct access between our networks and the network of the Internet service provider, a customer-maintained user database, end-user technical support services and billing services. We also offer various other data services, such as inbound local calling and toll-free calling to enterprises and other communications providers. A portion of our data revenue is derived from reciprocal compensation, and the latest FCC order (described more thoroughly in Regulation of Telecommunications Services) regarding this revenue stream negatively impacted our revenue beginning in the latter half of 2005.

Managed Services. We provide telephone services, as well as the infrastructure needed to offer local telephone service, to competitive local exchange carriers. This enables the carriers to offer telephone services to their customers using our networks, including a local dial tone, local telephone features, long-distance switching and calling cards. We also provide access to a comprehensive national directory assistance service, which includes local and long-distance directory assistance for listings in the United States. We also provide equipment co-location services that permit Internet service providers to collocate modems, routers or network servers with our network equipment.

Marketing and Sales

Our sales and marketing efforts focus on building loyalty with our customers and acquiring new customers along our existing network footprint. We emphasize the convenience, savings and improved service that can be obtained by subscribing to bundled services.

Marketing

In each of our markets we have established a strong community presence that we believe has positioned Grande as the home-town company, despite the fact that we are not an incumbent service provider in any of our markets. We believe our home-town image enables us to appeal to residential customers and small businesses in our markets as well as to local universities, utilities, hospitals and other institutions. A key part of our marketing strategy has been to support local community organizations by sponsoring and participating in local charitable events and other community activities. Our Passion and Commitment Investment Club, which supports community organizations that provide food, shelter, clothing and healthcare to persons in need in our markets, has made significant donations to non-profit organizations across our markets in Texas and has been recognized with numerous local and state-wide awards for its’ community service. We believe that our employees’ community participation directly supports our direct sales force by creating a strong local brand to which we believe potential customers are receptive. We believe that this helps us to penetrate our target markets where the acquisition of new customers is typically dependent upon customers switching to our services from their existing providers.

We focus our marketing efforts on areas served by our networks through such means as direct mail campaigns, outdoor space advertising and local events sponsorship. In newly-constructed network areas, we will undertake an extensive marketing campaign prior to activation of our services, beginning with direct mailings and door-hangers. In established areas we focus on marketing additional services to those customers who have previously subscribed to one or two of our products. For example, we run Grande television advertisements on our own cable system which emphasize our telephone and broadband Internet products that are available as part of a bundle. In both new and established areas, we will, to a lesser extent, use traditional advertising outlets, such as television, radio and local newspaper advertising, to reach potential customers.

Sales

We have separate sales teams in each of our markets dedicated to residential, multiple dwelling units (MDUs), and commercial customers. Each of these sales teams reports to separate sales management that is responsible for all of the sales in a particular product area. We also have separate sales teams dedicated to broadband transport and network services.

A standard residential sales team consists of direct sales, outbound and inbound call center sales, counter sales and support personnel. A typical commercial sales team consists of account executives and specialized business installation coordinators. Our MDU sales team has developed relationships with owners and management of the MDU properties in our target markets, which enables us to gain access to new customers as soon as they move into their unit. Our network services sales team focuses on making direct contact with communications providers principally via sales calls, trade shows and our sales team’s existing industry relationships. Our call center sales team handles all incoming and outgoing sales calls.

Our sales team is cross-trained on all our products to support our bundling strategy. Our sales team is compensated based on both revenues and connections and is therefore motivated to sell more than one product to each customer. However, our sales force is highly incentivized to sell the right services to a particular customer without overselling. Our sales personnel will not get credit for selling products that are later cancelled within a certain number of months after the start of service. We believe that by providing the appropriate level of services to each customer, we are more likely to retain that customer, which reduces our overall customer turnover rate.

In addition, we have different sales strategies for marketing to customers in newly-constructed network areas and to customers in established network areas. In new areas, prior to activation of our services, we target customers with door-to-door solicitations and outbound telemarketing as part of an extensive marketing campaign in the area. In established areas, we assign territories to individual direct sales representatives, allowing them to adjust sales techniques to fit the profile of different buyers in particular areas. We have also established relationships with certain strategic partners, such as local grocery stores, to market through certain products and services.

We work to gain customer referrals for additional sales by focusing on service and customer satisfaction. We have implemented several retention and customer referral tactics, including customer newsletters, personalized e-mail communications and loyalty programs. These programs are designed to increase loyalty, retention and up sell among our current base of customers.

Customer Care, Billing and Installation

Customer Care

We believe that the combination of bundled communications services on our own networks and quality customer care are key drivers to effectively compete in the residential and business markets. We believe that the quality of service and responsiveness differentiates us from many of our competitors. We provide customer service 24 hours a day, seven days a week. Our representatives are cross-trained to handle customer service transactions for all of our products. We operate a virtual customer phone center system, with centers in Dallas and Austin that handle all customer service transactions other than network trouble calls, which we handle through our technical service center centrally located in San Marcos. In addition, we provide our business customers with a local customer service representative, which we believe improves our responsiveness to customer needs and distinguishes our products in the market. We believe it is a competitive advantage to provide our customers with the convenience of a single point of contact for all customer service issues for our cable television, telephone and broadband Internet services and is consistent with our bundling strategy.

We monitor our networks 24 hours a day, seven days a week through our network operations and control center, or NOCC. All of our acquisitions have been fully integrated into our network operating systems and are monitored by our central NOCC, in San Marcos. Typically, our NOCC allows us to detect problems before or as soon as any service interruption occurs. We strive to resolve service delivery problems prior to customer awareness of any service interruptions.

Billing

We have invested significant resources in outsourced integrated provisioning and billing systems that we believe is sufficiently scalable to support a full build-out in our existing markets and beyond for our retail customer base. This system greatly enhances our ability to address customer billing issues and also enables us to send a single bill to our customers for cable television, telephone and broadband Internet services. We have separate billing platforms for enterprise, broadband transport and network services.

Installation

Within each market, we have a single group of installers who install the equipment for all our of our cable television, telephone, broadband Internet and security offerings. This creates operating efficiencies for us by reducing the number of necessary installation personnel and allowing us to make one trip to the customer premises at the commencement of service. Our dispatch, order taking and installation management processes are coordinated for increased efficiency. We believe that this integrated and streamlined installation process creates a positive experience for Grande’s customers.

Industry

In recent years, regulatory developments have led to changes and increased competition, both intra-modal and inter-modal, in the communications industry. The Telecommunications Act of 1996 and its implementation through Federal Communications Commission (FCC) regulations have broken down barriers between providers of different types of communications services. Companies that were effectively limited to providing one telecommunications service can now provide additional services with fewer regulatory restrictions or requirements.

We believe the industry is moving more towards an environment of inter-modal competition where both the cable television providers and the local telephone providers, and to some extent wireless service providers, will be competing head to head for local telephone, long distance, cable television or other video, and high speed data service. Advances in technology have furthered convergence in the industry by enabling delivery of cable television or video services, telephone services and broadband Internet services over different types of networks and making the delivery of more than one service over one broadband network, whether wireless or wireline, feasible and economical. The cable companies have introduced telephone services via Voice over Internet Protocol (VoIP) to residential customers, and the local telephone providers are investing large amounts of capital into new networks to offer television or video service using IP-enabled technologies in addition to their existing telephone and DSL services. Verizon has begun constructing fiber-to-the-home networks and AT&T (formerly SBC) has begun serving a limited number of customers via a fiber-to-the-curb network, both in an effort to sell television over IP. Separately, advances in technology are enabling providers of wireless service to accommodate the transmission of video and other broadband applications.

Additionally, consolidation is continuing in the industry. Verizon closed on its purchase of MCI in January 2006, and SBC acquired AT&T in November 2005 and has adopted the AT&T name. More recently, AT&T has announced plans to acquire BellSouth, an RBOC with operations in the southeast portion of the U.S. We believe this consolidation trend will continue for the foreseeable future. We believe the telecommunications landscape will be altered as the RBOCs begin to compete for key enterprise and long-distance customers within each other’s traditional network operating area, although this competition will be impacted by RBOC consolidation. We believe that the RBOCs’ focus on post-merger integration processes could create an opportunity for regional players, like Grande, to attract new customers. However, we nevertheless will have to compete against companies that have significant competitive advantages over us, including more years of experience, greater resources, significant mass marketing capabilities and broader name recognition.

We also anticipate having to compete with the growing availability of wireless high-speed Internet access, or Wi-Fi service, principally when offered by municipal authorities or authorized third parties in a particular geographic region. Wi-Fi services, particularly when combined with VoIP or other advanced IP-based applications, can enable users to communicate by phone, access the Internet, or engage in other broadband activities, typically at a minimal flat-rate charge. The development and deployment of municipal Wi-Fi networks is still at an early stage, and it is difficult to predict the extent to which it will affect the provision of similar services by commercial companies such as ours.

We believe as the market continues to converge across product and market segments, communications providers will have to distinguish themselves from competitors by offering high quality products, services, and applications across all service types; better pricing that reflects some of the operational efficiencies; and convenience to the customer in the form of a single bill and unified customer support. We believe that our ability to provide a tailored package of bundled services developed from a wide range of service options at competitive prices over one network system with a regional focus on Texas has been a key factor in enabling us to penetrate our markets.

Markets

The following table sets forth, in each of our markets, the marketable homes we pass.

Market Areas	Marketable homes passed
Austin/San Marcos	72,639
San Antonio	63,097
Suburban Northwest Dallas	57,770
Waco	43,837
Corpus Christi	47,422
Midland/Odessa	39,248
Houston	7,160
Total	331,173

Competition

The broadband communications industry is highly competitive. We compete primarily on the basis of the price, availability, reliability, variety, quality of our offerings, our people, and on the quality of our customer service. Our ability to compete effectively depends on our ability to maintain high-quality services at prices generally equal to or below those charged by our competitors. Price competition in the retail services and broadband transport services markets generally has been intense and is expected to increase.

We are not the first provider of any of our three principal retail services in any of our markets. We compete with numerous other companies that have provided services for longer periods of time in each of our markets, and we often have to convince people to switch from other companies to Grande. Some of our competitors have significant competitive advantages over us, such as more years of experience, greater resources, significant mass marketing capabilities and broader name recognition. Our primary competitors include:

•	for television services: TimeWarner, CableOne, Cox Communications/Cebridge Connections, Inc., Comcast, Charter Communications, DirecTV, EchoStar Communications (DISH Network), AT&T, Verizon and others;

•	for broadband Internet services: AT&T, Time Warner, Verizon, Comcast, Charter Communications, CableOne, Cox Communications/Cebridge Connections, Inc., CenturyTel, Direct-PC and others;

•	for long-distance telephone services: AT&T, Verizon, Sprint, Time Warner (VoIP), Cox Communications/Cebridge Connections, Inc. (VoIP), Vonage (VoIP) and others;

•	for local telephone services: AT&T , Verizon, CenturyTel, Birch Telecom, Time Warner (VoIP), Cox Communications/Cebridge Connections, Inc. (VoIP), Vonage (VoIP) and others.

Advances in communications technology as well as changes in the marketplace and the regulatory and legislative environment are constantly occurring. In certain areas of our markets, for example in Austin, we compete for local and long distance services against the VoIP offerings of Vonage and Time Warner. In addition, the continuing trend toward business combinations and alliances in the telecommunications industry will create significant new competitors. As a result of these business combinations and the introduction of VoIP offerings, we anticipate that the competitive environment will become increasingly intense. In addition to terrestrial competition, we continue to see consumers choose to eliminate a second line, their long distance, and/or their primary landline and use wireless telephone service instead. This dynamic is more prevalent in younger, more transient households such as multi-dwelling units in which students or young adults tend to move every twelve to eighteen months. Advances in technology also are leading to changes in video distribution platforms, making downloadable, on-demand video content accessible in both traditional wireline and new wireless mobile viewing devices. These and other developments are requiring traditional communications providers such as us to regularly rethink the model for successfully marketing and providing video, voice and data content and services to consumers.

Telephone

Our principal competitor for local services is the incumbent carrier in the particular market, which is AT&T-Texas in a large majority of our market areas. Incumbent carriers enjoy substantial competitive advantages arising from their historical monopoly position in the local telephone market, including pre-existing customer relationships with all or virtually all end-users. We also face competition from alternative service providers, including competitive providers and other CLECs, many of which already have established local operations in our markets. A cable service provider has also entered the voice communication market in some of our service areas. Time Warner, for example, is offering a VoIP telephony product in its service areas, some of which overlap with ours. Other VoIP providers such as Vonage and Skype have also entered the telephony market in some of our service areas as well.

We expect to continue to face significant competition for long-distance telephone services from incumbent long-distance providers such as AT&T, Verizon and Sprint, which together account for the majority of all U.S. long-distance revenues. The major long-distance service providers benefit from established market share, both in traditional direct-dial services as well as in prepaid and dial-around products, and from established trade names through nationwide advertising. We regard our long-distance service as a complementary service rather than a principal source of revenues. However, certain incumbents, including AT&T, Verizon and Sprint, also view their long-distance service in a similar way and are able to offer local services in their markets using their existing network. Additional new threats may present themselves if incumbent carriers continue to acquire or merge with other large providers of telecommunications services. The recent AT&T and Verizon acquisitions and others like them could provide incumbent carriers with additional, considerable competitive resources, particularly in the market for long distance, broadband transport and network services, thereby strengthening their market position and their ability to compete with us.

We also face competition in the local and long-distance telephone market from wireless carriers. We believe that the assumption that wireless telephone service is viewed primarily, although not entirely, by consumers as a supplement to, and not a replacement for, traditional wireline telephone service is under increasing pressure. Wireless service generally is more expensive than traditional telephone service and is priced on a usage-sensitive basis. However, the rate differential between wireless and traditional telephone service has begun to decline and is expected to decline further and lead to more competition between providers of wireline and wireless telephone services. Expansion of IP technology in the wireless industry will be expected to further narrow the historic price differential. Although customers generally continue to subscribe to their landline telephone service, wireless service may become an even bigger threat to the traditional telephone market as usage rates for wireless service continue to decline and “buckets” of nationwide wireless telephone minutes are offered for flat monthly rates. We also believe that younger consumers are beginning to view wireless as a substitute, rather than a supplement to terrestrial wireline services.

We also increasingly face competition from businesses, including incumbent cable providers, offering long-distance services through VoIP. These businesses could enjoy a significant cost advantage because, at this time, they generally do not pay carrier access charges or universal service fees. As explained more fully below under the caption “—Legislation and Regulation,” the regulatory status of VoIP service continues to be considered by the FCC, various states and reviewing courts; and while the FCC has made some preliminary determinations about VoIP already, a number of important regulatory issues have not yet been resolved fully. The conclusions reached by federal and state agencies and courts largely will determine the viability and profitability of VoIP service, and, possibly, the success of our competitors offering this service. Currently, AT&T, Time Warner, Cox Communications, Comcast and Vonage each provide a VoIP offering in certain of our market areas.

Cable Television

Our cable television service competes with the incumbent cable television provider in all of our markets except in certain private-development subdivisions and MDUs where we currently are the only authorized cable provider. The incumbent cable providers in our markets, such as TimeWarner in Austin, San Antonio, Corpus Christi and Waco; Cable One in Odessa; Cox Communications/Cebridge Connections, Inc. in Midland and Austin; and Comcast in northwest Dallas, have significantly greater resources and operating history than we do. We also compete with satellite television providers such as DirecTV, as well as other cable television providers, broadcast television stations and wireless cable services. We face additional competition from private satellite master antenna television systems that serve condominiums, apartment and office complexes and private residential developments, and these systems generally are free of any regulation by state or local government authorities.

Legislative and regulatory developments may lead to additional competition in the cable and video market. The Cable Television Consumer Protection and Competition Act of 1992 contains provisions, which the FCC has implemented through regulations, to enhance the ability of competitors to cable to purchase and make available to consumers certain satellite-delivered cable programming at competitive costs. The Telecommunications Act of 1996 eliminated many of the restrictions on local telephone companies that offer cable programming, and we may face increased competition from such companies. Major local telephone companies such as Verizon and AT&T now provide cable television or similar video services to homes and may compete with us to the extent they modify or overbuild their networks to sell these services to the same homes we serve now or will serve in the future. AT&T, for example, is preparing to launch an Internet Protocol-based video service to some of its customers in Texas. Verizon has been overbuilding its own network and extending it into greenfield communities, which require the construction of new local loops, through a FTTH architecture (known commercially as FIOS) to enable the delivery of its cable service. Verizon already has launched its cable service in north Texas, and it currently passes approximately 2% of the homes in our service region. Verizon has also publicly discussed possible interest in IP-enabled video offerings.

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

Some of our competitors may purchase programming at more advantageous rates due to their size and the availability of volume discounts. We purchase a large portion of our programming using the services of a national cooperative that seeks to obtain more favorable pricing on behalf of smaller cable providers nationwide.

The FCC and Congress have adopted laws and policies that today provide, and may in the future provide, in some cases a more favorable operating environment for new and existing technologies that may compete with our various video distribution systems. These technologies today include, among others, direct broadcast satellite service in which signals are transmitted by satellite to receiving facilities located on customer premises. In the future, these technologies could include, among others, video distribution systems that provide service to mobile phones or other hand-held devices.

Broadband Internet Services

The Internet access market is extremely competitive and highly fragmented. Providing broadband Internet services is a rapidly growing business and competition is increasing in each of our markets. Some of our competitors benefit from stronger name recognition and greater resources, experience and marketing capabilities.

For broadband Internet services, we compete primarily with AT&T, TimeWarner, Verizon, Cox Communications/Cebridge Connections, Inc., Comcast, Charter Communications, CenturyTel, Direct-PC, Earthlink and STIC.NET. Other competitors include traditional dial-up Internet service providers, providers of satellite-based Internet services, other local and long-distance telephone companies and cable television companies. We also expect to compete with providers of wireless high-speed Internet access, or Wi-Fi service, principally when offered by municipal authorities or authorized third parties in a particular geographic region. New technologies, such as Access Broadband over Power Line, continue to emerge as well.

Many companies provide individuals and businesses with direct access to the Internet and a variety of supporting services. In addition, many companies such as Microsoft Corporation and AOL offer online services consisting of access to closed, proprietary information networks with services similar to those available on the Internet, in addition to direct access to the Internet. These companies generally offer broadband Internet services over telephone lines using computer modems. Some of these Internet service providers also offer high-speed integrated services using digital network connections, cable modems or DSL connections to the Internet, and their focus on delivering high-speed services is expected to increase. Cable television companies also have entered the high-speed Internet access market using cable modems and broadband facilities.

Bundled Services

We believe that, among our existing competitors, incumbent cable providers, ILECs, CLECs and satellite television providers represent our primary competitors in the delivery of a bundle of two or more telephone, cable television or other video and broadband Internet services. Presently, TimeWarner and AT&T routinely offer a combination of two or more of these services in our markets. In some of our markets, these companies also are offering all three services. We expect the remaining ILECs and incumbent cable providers that do not yet offer more than one service to begin to offer combinations of these services in the near future, and we expect that some providers will bundle these services with a fourth product, wireless service, in the near future as well. The introduction of bundled service offerings by our competitors could have a significant adverse impact on our ability to market our bundled services to customers, especially in areas where we currently are the only company offering bundles of these services.

Network Services

We have a wide range of competitors in the provision of network services. We compete with virtually all communications companies that own their own network equipment.

Legislation and Regulation

The cable television industry is primarily regulated by the FCC and local governments, although in Texas, Grande currently is subject only to state rather than local government franchising requirements. Telecommunications services are regulated by the FCC and state public utility commissions, including the Public Utility Commission of Texas (PUCT). Internet service, including high-speed access to the Internet, generally is not subject to significant regulation although this may change in the future. Legislative and regulatory proposals under consideration by Congress, federal agencies and the Texas legislature may materially affect the provision, cost and profitability of cable television, telecommunications and broadband Internet services. Set forth below is a brief summary of significant federal laws and regulations affecting the growth and operation of the cable television and telecommunications industries and a description of certain state and local laws.

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

The Cable Television Consumer Protection and Competition Act of 1992 requires local franchising authorities that choose to regulate basic service rates to certify with the FCC before regulating such rates. The FCC’s rate regulations do not apply where a cable operator demonstrates that it is subject to effective competition. Our company meets the FCC definition of effective competition in the areas that we currently serve. To the extent that any municipality attempts to regulate our basic rates or equipment, we believe we could demonstrate to the FCC that our systems all face effective competition and, therefore, should not be subject to rate regulation.

Carriage of Broadcast Television Signals. The Cable Television Consumer Protection and Competition Act of 1992 established broadcast signal carriage requirements. These requirements allow commercial television broadcast stations that are local to a cable system to elect every three years whether to require the cable system to carry the station (“must-carry”) or whether to require the cable system to negotiate for consent to carry the station (“retransmission consent”). The most recent must-carry/retransmission consent elections were made in December 2005. Stations generally are considered local to a cable system where the system is located in the station’s Nielsen designated market area. Cable systems must obtain retransmission consent for the carriage of all distant commercial broadcast stations, except for certain superstations, which are commercial satellite-delivered independent stations such as WGN. We carry some stations pursuant to retransmission consent agreements.

Local non-commercial television stations also are given mandatory carriage rights, subject to certain exceptions, within a limited radius. Non-commercial stations are not given the option to negotiate for retransmission consent.

The FCC has adopted rules for the carriage of digital broadcast signals, but has declined to adopt rules that would require cable systems to carry both the analog and digital signals of television stations entitled to must-carry rights during those stations’ transition to full digital operations. The FCC also has declined to adopt rules that would require cable television systems to carry more than a single programming stream from any particular television broadcaster that has converted to a digital format. If these decisions are modified in the future and “dual carriage” and “multicasting” requirements are adopted, we, like other cable operators, may have to discontinue or forego the opportunity to transmit other channels of programming due to the capacity of our systems. The Chairman of the FCC as well as some members of Congress have also recently stated that they believe the FCC should consider whether consumers should be permitted to purchase channels individually on an a-la-carte basis. The cable industry is strongly opposed to this suggestion. If it were adopted, it could materially and adversely impact the financial condition of all cable companies, including Grande.

As the marketplace for the programming and distribution of broadcast television evolves, so too may our rights and obligations as a provider of cable service, particularly in connection with the programming we purchase from broadcast television networks and other programmers. For instance, when the FCC consented to the purchase of DirecTV by News Corp., the owner of the Fox television network, making News Corp. a vertically-integrated broadcast television network and nationwide multichannel video programming distributor, the FCC did so subject to certain conditions. Some of these conditions could affect our ability to carry or purchase programming. For instance, with respect to News Corp.’s Fox television network:

•	Cable operators may submit disputes with a News Corp. broadcast television station over the terms and conditions of a retransmission consent negotiation to commercial arbitration. While the arbitration is pending, the News Corp. station may not deny its continued carriage as long as it is not a first time request for carriage. An aggrieved cable operator may seek review of an arbitrator’s decision by the FCC.

•	A cable operator with fewer than 400,000 total subscribers may appoint a bargaining agent to bargain collectively on its behalf in negotiating with News Corp.’s broadcast television stations for retransmission consent.

•	News Corp.’s broadcast television stations must comply with the FCC’s “good faith” retransmission consent negotiation obligations under the Satellite Home Viewer Improvement Act until the program access rules expire, currently October 5, 2007.

Nonduplication of Network Programming. Cable television systems that have 1,000 or more subscribers must, upon the appropriate request of a local television station, delete or “black out” the simultaneous or non-simultaneous network programming of a distant same-network station when the local station has contracted for such programming on an exclusive basis.

Deletion of Syndicated Programming. Cable television systems that have 1,000 or more subscribers must, upon the appropriate request of a local television station, delete or “black out” the simultaneous or non-simultaneous syndicated programming of a distant station when the local station has contracted for such programming on an exclusive basis.

Registration Procedures and Reporting Requirements. Prior to commencing operation in a particular community, all cable television systems must file a registration statement with the FCC listing the broadcast signals they will carry and certain other information. Additionally, cable operators periodically are required to file various informational reports with the FCC.

Technical Requirements. Historically, the FCC has imposed technical standards applicable to the cable channels on which broadcast stations are carried and has prohibited franchising authorities from adopting standards which were in conflict with or more restrictive than those established by the FCC. The FCC has applied its standards to all classes of channels that carry downstream National Television System Committee video programming. The FCC also has adopted standards applicable to cable television systems, including Grande, using frequencies in certain bands in order to prevent harmful interference with aeronautical navigation and safety radio services and also has established limits on cable system signal leakage. Operators are required to conduct tests and to file with the FCC results of those cumulative leakage testing measurements. Operators that fail to make this filing or exceed the FCC’s allowable cumulative leakage index risk being prohibited from operating in those frequency bands and risk incurring monetary fines or other sanctions.

The Cable Television Consumer Protection and Competition Act of 1992 requires the FCC to update periodically its technical standards. Pursuant to the Telecommunications Act of 1996, the FCC adopted regulations to assure compatibility among televisions, VCRs and cable systems, leaving all features, functions, protocols and other product and service options for selection through open competition in the market. The Telecommunications Act of 1996 also prohibits states or franchising authorities from prohibiting, conditioning or restricting a cable system’s use of any type of subscriber equipment or transmission technology. The FCC also has adopted technical standards in connection with cable systems’ carriage of digital television signals.

Franchise Authority. The Cable Communications Policy Act of 1984 affirmed the right of franchising authorities to award franchises within their jurisdictions and prohibited non-grandfathered cable systems from operating without a franchise in such jurisdictions. The Cable Television Consumer Protection and Competition Act of 1992 encouraged competition with existing cable systems in several areas, including by:

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

The Telecommunications Act of 1996 exempted telecommunications services provided by a cable operator or its affiliate from cable franchise requirements, although municipalities retain authority, subject to state law, to regulate the manner in which a cable operator uses public rights-of-way to provide telecommunications services.

Franchising authorities also may not require a cable operator to provide telecommunications service or facilities, other than institutional networks, as a condition of a franchise grant, renewal, or transfer. Similarly, franchise authorities may not impose any conditions on the provision of such service.

The State of Texas passed a law in late 2005 allowing cable operators to file for a state-issued certificate of franchise authority (SICFA) for the provision of cable television and video services in the entire state of Texas rather than negotiate with each individual municipality for such a right. On October 25, 2005, the Public Utility Commission of Texas, (PUCT), approved Grande’s application for a SICFA to provide cable television service in twenty-seven municipalities and in eleven unincorporated areas of Texas. When Grande’s SICFA was approved, all of Grande’s municipal cable television franchises were terminated.

Under its SICFA, Grande makes quarterly franchise fee payments to each municipality in which it provides cable television service in the amount of five percent of gross cable service revenues and Grande reports its subscriber count in each municipality. The municipalities then notify Grande of its quarterly Public, Educational and Government (PEG) obligation based on Grande’s share of total subscribers multiplied by the total PEG contribution that the incumbent cable TV provider made in the quarter. Grande also continues to provide free cable television service to public facilities and INet fiber connectivity to cities that were in place when the SICFA was approved. Under the SICFA, Grande continues to provide carriage of all PEG channels that were carried prior to October 25, 2005, and all municipalities retain control and police powers over their public rights of way.

Congress separately is considering legislation that would create a national framework for the issuance of cable television franchises. Various proposals for national franchises have been introduced and are pending. Although these proposals would not likely affect our operations given our regional focus, a national franchise law could enable our competitors, principally AT&T and Verizon, who are planning to deploy cable television or other video services in multiple jurisdictions within their large service areas, to enter the market for video services more quickly. This, in turn, could enhance their ability to compete against us in our markets.

Franchise Transfer. The Telecommunications Act of 1996 repealed most of the anti-trafficking restrictions imposed by the Cable Television Consumer Protection and Competition Act of 1992, which prevented a cable operator from selling or transferring ownership of a cable system within 36 months of acquisition. However, a local franchise nevertheless may require the prior approval of the franchising authority for a transfer or sale. The Cable Television Consumer Protection and Competition Act of 1992 requires franchising authorities to act on a franchise transfer request within 120 days after receipt of all information required by FCC regulations and the franchising authority. Approval is deemed granted if the franchising authority fails to act within such period. It is uncertain at this time whether any of the national franchising proposals being considered in Congress would affect such franchise transfer issues.

Program Access and Exclusivity. The Cable Television Consumer Protection and Competition Act of 1992 and the FCC’s rules generally prohibit cable operators and vertically-integrated satellite programmers from entering into agreements that have the purpose or effect of preventing or substantially hindering the ability of multichannel video programming distributors from providing satellite programming to their subscribers. The rules specifically prohibit vertically-integrated cable operators from entering into exclusive distribution agreements with satellite programmers in which they have an attributable interest. Unless the FCC finds that the prohibitions continue to be necessary to protect competition, the rules will expire on October 5, 2007.

The program access rules currently do not restrict a vertically-integrated cable operator from offering terrestrially-delivered programming on an exclusive basis. If vertically-integrated competitors obtain exclusive programming agreements, they may gain competitive advantages that adversely affect the ability to grow our business.

The FCC’s Order consenting to the DirecTV-News Corp. merger prohibits News Corp. from offering any existing or future national and regional programming services on an exclusive or discriminatory basis. News Corp. also is prohibited from unduly or improperly influencing any of its affiliated programming services in the sale of programming to unaffiliated cable operators. Additionally, as noted above, News Corp. is subject to certain conditions regarding its ownership of numerous regional sports programming networks.

Channel Set-Asides. The Cable Communications Policy Act of 1984 permits local franchising authorities to require cable operators to set aside certain channels for PEG access programming. It also requires cable television systems with 36 or more activated channels to designate a portion of their channel capacity for commercial leased access by unaffiliated third parties. The Cable Television Consumer Protection and Competition Act of 1992 requires leased access rates to be set according to a FCC-prescribed formula.

Ownership. The Telecommunications Act of 1996 eliminated the Cable Communications Policy Act of 1984’s general prohibition on the provision of video programming by local exchange carriers to customers within their local exchange telephone service areas. Under the Telecommunications Act of 1996, local exchange carriers may, subject to certain restrictions described below, provide video programming by radio-based systems, common carrier systems, open video systems, or cable systems, subject to regulations applicable to each type of service. Technological developments are expected to enable local exchange carriers to provide video programming over broadband connections to the Internet as well. The degree to which such carriers must comply with the rules governing cable systems, including franchising requirements, has not yet been addressed by regulators.

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

Internet Access via Cable Modem. The FCC has determined in the Cable Modem Access NOPR that cable modem service is an information service and thus is not subject to local regulation as a cable service and thus is not subject to the payment of franchise fees. This regulatory classification has been upheld by Supreme Court.

Pole Attachments. The Telecommunications Act of 1996 requires utilities, defined to include all local exchange telephone companies and public utilities except those owned by municipalities and co-ops, to provide cable operators and telecommunications carriers with nondiscriminatory access to poles, ducts, conduit and rights-of-way. The right to mandatory access is beneficial to facilities-based providers such as our company. The Telecommunications Act of 1996 also establishes principles to govern the pricing of such access. Telecommunications providers are charged a higher rate than cable operators for pole attachments. Companies that provide both cable television and telecommunications services over the same facilities, such as us, may be required to pay the higher telecommunications rate; but the Supreme Court has confirmed that commingling high-speed Internet access with cable or telecommunications attachments does not change the pole attachment rate. At this time, we believe the rental rate at which utility pole owners can charge cable operators offering VoIP services is unclear.

Inside Wiring of Multiple Dwelling Units. The FCC has adopted rules to promote competition among multichannel video program distributors in multiple dwelling units, or MDUs. The rules provide generally that, in cases where the program distributor owns the wiring inside an MDU but has no right of access to the premises, the MDU owner may give the program distributor notice that it intends to permit another program distributor to provide service there. The program distributor then must elect whether to remove the inside wiring, sell the inside wiring to the MDU owner at a price not to exceed the replacement cost of the wire on a per-foot basis or abandon the inside wiring. The FCC also has adopted rules that, among other things, require utilities (including incumbent local exchange carriers) to permit telecommunications carriers and cable operators to obtain reasonable and non-discriminatory access to utility-owned or controlled conduits and rights-of-way in all “multiple tenant environments” (including, for example, apartment buildings, office buildings and university campuses).

Privacy. The Cable Communications Policy Act of 1984 imposes a number of restrictions on the manner in which cable system operators can collect and disclose data about individual system customers. The statute also requires that the system operator periodically provide all customers with written information about its policies regarding the collection and handling of data about customers, their privacy rights under federal law and their enforcement rights. In the event that a cable operator is found to have violated the customer privacy provisions of the Cable Communications Policy Act of 1984, it could be required to pay damages, attorneys’ fees and other costs. Under the Cable Television Consumer Protection and Competition Act of 1992, the privacy requirements were strengthened to require that cable operators take such actions as are necessary to prevent unauthorized access to personally identifiable information. Congress and the FCC are considering, and in the future may again consider, additional restrictions intended to safeguard consumer privacy. The extent to which these laws and regulations, if promulgated, will affect our cable television operations is not clear at this time.

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

Internet Service Providers. A number of Internet service providers have requested that the FCC and state and local officials adopt rules requiring cable operators to provide unaffiliated Internet service providers with direct access to the operators’ broadband facilities on the same terms as the operator makes those facilities available to affiliated Internet service providers. To date, the FCC has rejected these equal access proposals, but a number of local franchising authorities outside our service territory have in the past sought to impose this type of requirement on cable operators and may try to do so again in the future. Some cable operators, including Grande, have agreed to open their systems to competing Internet service providers or have been required to do so as a condition of a merger. The FCC has more recently indicated that such requirements may no longer be necessary so long as consumers are able to have unrestricted access to alternative providers once the consumer accesses the Internet.

Regulatory Fees and Other Matters. The FCC requires payment of annual regulatory fees by the various industries it regulates, including the cable television industry. Fees are also assessed for other FCC licenses often used by cable television operators, including licenses for business radio, cable television relay systems and earth stations.

FCC regulations also address:

•	political advertising;

•	local sports programming;

•	restrictions on origination and cablecasting by cable system operators;

•	application of the rules governing political broadcasts;

•	customer service standards;

•	limitations on advertising contained in non-broadcast children’s programming; and

•	closed captioning.

Regulation of Telecommunications Services

Our telecommunications services are subject to varying degrees of federal, state and local regulation. Pursuant to the Communications Act of 1934, as amended by the Telecommunications Act of 1996, the FCC generally exercises jurisdiction over the facilities of, and the services offered by, telecommunications carriers that provide interstate or international communications services. State regulatory authorities generally retain jurisdiction over the same facilities and other services to the extent that they are used to provide intrastate communications services.

Federal Regulation of Telecommunications Services

Tariffs and Licensing. Our company is classified as a non-dominant long distance carrier and as a competitive local exchange carrier by the FCC. The FCC requires non-dominant long distance companies to detariff interstate long distance domestic and international services. The FCC also permits competitive local carriers to either (1) detariff the interstate access services that they sell to long distance companies or (2) maintain tariffs but comply with certain rate caps. Prior to detariffing, we filed tariffs with the FCC to govern our relationship with most long-distance customers and companies. The detariffing process requires us to, among other things, post the rates, terms, and conditions formerly in our tariffs on our website instead of filing them at the FCC. Because detariffing precludes us from filing our tariffs at the FCC, we may no longer be subject to the “filed rate doctrine,” which stands for the proposition that the tariff controls all contractual disputes between a carrier and its customers. This may expose us to certain legal liabilities and costs as we can no longer rely on this doctrine to settle disputes with customers. The FCC still requires companies such as us to obtain licenses under Section 214 of the Communications Act of 1934, as amended, to provide international long-distance calling service. We hold such international authority from the FCC.

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

In August 1996, the FCC adopted a wide-ranging decision regarding the interconnection obligations of local telephone carriers. This Interconnection Order specified, among other things, which network elements (and combinations of elements) incumbent carriers must unbundle and provide to competitive carriers on a nondiscriminatory basis. The FCC’s initial list of network elements and combinations was affirmed by the Supreme Court, but has since been subject to further review by the FCC and, after several rounds of review by the courts, has been pared significantly. The FCC’s most recent decision paring this list was released in February 2005, and this decision has been appealed. We cannot predict the results of this appeal or its impact on the list of unbundled network elements that must be made available to competitive carriers. We also cannot predict the ultimate implications of any court ruling or future proceedings in this area on our business. Changes to this list of network elements and combinations have had-and may continue to have-a significant impact on the industry and, to a lesser extent, on our company.

The FCC’s Interconnection Order also established pricing principles, for use by the states, to determine rates for unbundled network elements and discounts. These pricing principles also are undergoing further review by the FCC and may change, which could have a significant impact on the industry and on our company.

The Telecommunications Act of 1996 requires incumbent local telephone carriers to enter into mutual compensation arrangements with other local telephone companies for transport and termination of local calls on each other’s networks. In the past, most state public utility commissions ruled that traffic to Internet service providers is covered by this requirement. Thus, carriers that counted traffic-generating Internet service providers as customers benefited from such reciprocal compensation arrangements. In April 2001, the FCC changed the compensation mechanism for traffic exchanged between telecommunications carriers that is destined for Internet service providers. In doing so, the FCC prescribed a new rate structure for such traffic and prescribed gradually reduced caps for its compensation. In October 2004, the FCC adopted an order that forbears from enforcing certain portions of its 2001 ISP-Bound Traffic Order. Under the 2001 order, the amount of ISP-bound traffic eligible for compensation was capped at 120% of eligible traffic for the first quarter of 2001 annualized; and no compensation for ISP-bound traffic was permitted for new markets entered after April 2001. The FCC has now determined that it is no longer in the public interest to apply these rules. Reciprocal compensation revenue is an element of data services revenue, and the FCC order impacted us negatively, causing a decrease in revenue beginning in the latter half of 2005. There are several open issues related to reciprocal compensation, and there is a potential that this revenue stream could further decrease based on future FCC rulings.

The FCC launched a new proceeding intended to examine comprehensively the “intercarrier compensation” rates paid among carriers for exchanging various categories of traffic, including but not limited to local calls. Several proposals for how the FCC’s intercarrier compensation rules should be structured also have been submitted to the FCC by industry groups and coalitions. We cannot predict how the FCC will act in response to these proposals, or, more generally, in connection with its intercarrier compensation proceeding. FCC rulings in this area will affect a large number of carriers and could have a significant impact on the industry and our company.

The FCC has also initiated an investigation of IP-Enabled Services intended to provide comprehensive guidance on the appropriate regulatory treatment of a broad array of services, including VoIP. The outcome of both the Intercarrier Compensation and IP-Enabled Service dockets could have a material impact on our business. We are not able to predict what that outcome may be or when such orders might be issued.

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

Collocation. The FCC has adopted rules designed to improve competitor access to incumbent local telephone carriers’ collocation space and to reduce the delays and costs associated with collocation, but we cannot be sure that these rules will not change or otherwise inure to the advantage of incumbent carriers in the future.

Broadband Services. Section 706 of the Telecommunications Act of 1996 requires the FCC to encourage the deployment of advanced telecommunications capabilities to all Americans through the promotion of local telecommunications competition. The FCC had in the past taken steps to facilitate competitors’ access to lines connecting customer premises to the operator for purposes of digital subscriber line deployment. But the FCC more recently has declined to take similar steps in connection with more advanced, newly-constructed transmission facilities such as fiber-to-the-home. In the TRRO proceeding, the FCC held that incumbent local exchange carriers such as AT&T need not make available to unaffiliated carriers access to most high-capacity local loops and transport facilities; and the FCC has more recently determined that facilities-based wireline broadband services such as DSL are “information services” and thus are subject to minimal regulation. Separately, Congress has periodically considered initiatives proposing to deregulate the advanced services offerings of incumbent carriers. If one of these initiatives becomes law, or if the FCC’s rulings are upheld on appeal, the use of incumbent carrier facilities for the deployment of competing high-capacity services by carriers such as Grande may be adversely affected. This, however, is not a material part of our business since we typically provide these services over our own network.

Voice-over-Internet Protocol. VoIP is an application that manages the delivery of voice information across data networks, including the Internet, using Internet Protocol. VoIP sends voice information in digital form using discrete packets that are routed in the same manner as data packets. VoIP is widely viewed as a more cost-effective, feature-rich alternative to traditional circuit-switched telephone service. Because VoIP can be deployed by carriers in various capacities, and because it is widely considered a next-generation communication service, its regulatory classification—and, thus, its long term revenue potential—is unclear. Several petitions seeking guidance on the regulatory classification of VoIP service have been filed at the FCC, and the FCC has resolved only a few of them, either through the issuance of narrowly-tailored declaratory rulings or through broader regulatory pronouncements, depending on the issue.

In one case, the FCC held that a computer-to-computer VoIP application provided by Pulver.com is an unregulated information service, in part because it does not include a transmission component, offers computing capabilities, and is free to its users. In another case, the FCC reached a different conclusion, holding that AT&T’s use of VoIP to transmit the long-haul portion of certain calls constitutes a telecommunications service, thus subjecting it to regulation, because the calls use ordinary customer premises equipment with no enhanced functionality, originate and terminate on the public switched telephone network, and undergo no net protocol conversion and provide no enhanced functionality to end users. In a third case, which involved the VoIP application of Vonage, the FCC preempted the authority of the State of Minnesota (and presumably all other states) and ruled that Vonage’s VoIP application, and others like it, was an interstate service subject only to Federal regulation, thus preempting the authority of the Minnesota commission to require Vonage to obtain state certification. The FCC, however, refused to speak beyond prior rulings involving enhanced services as to whether Vonage’s VoIP application is a telecommunications service or an information service, thus leaving open the question of the extent to which the service might be regulated. The FCC’s decision to classify Vonage’s VoIP application as interstate rather than intrastate in nature is under appeal.

On a broader level, the FCC has held that providers of facilities-based Internet access and interconnected VoIP service must provide law enforcement officials with access to their networks pursuant to federal requirements, and, separately, that providers of interconnected VoIP service also must comply with specific E-911 and other requirement to enable their customers to access public safety officials.

The FCC separately has initiated a more generic proceeding, the IP-Enabled Services NOPR to address the many other regulatory issues raised by the development and growth of IP services, including VoIP service and also including the extent to which the governance of VoIP will reside at the Federal level. The FCC has expressly reserved the right to reconsider some of its earlier rulings in the generic proceeding. Future rulings in connection with VoIP likely will have a significant impact on us, our competitors and the communications industry. Grande filed a petition at the FCC seeking a declaratory ruling regarding the proper treatment of traffic terminated to end users of interconnected LECs through Grande which customers of Grande have certified as originating in VoIP format. The petition asks the FCC to rule that the LEC properly may rely on the customer’s self-certification; and that the LEC should treat the traffic as local traffic for intercarrier compensation purposes and not assess access charges against such certified traffic unless the FCC rules otherwise in its broader pending rulemaking proceedings affecting IP-enabled services, intercarrier compensation or in another proceeding.

Federal and state rulings in connection with VoIP will likely have a significant impact on us, our competitors and the communications industry. In addition to the pending generic dockets considering intercarrier compensation and IP-Enabled services, several petitions are pending at the FCC seeking declaratory rulings that would, if granted, inter alia, decide whether access charges apply to VoIP. Grande also filed a petition at the FCC seeking a declaratory ruling regarding the proper treatment of traffic terminated to end users of interconnected ILECs through CLECs like Grande, which traffic wholesale customers of Grande have certified as originating in VoIP format. The petition asks the FCC to rule that a CLEC properly may rely on its customer’s self-certification; that the ILECs, receiving certified traffic over local interconnection trunks from the CLEC, are to treat the traffic as local traffic for intercarrier compensation purposes and may not assess access charges against certified traffic unless the Commission decides otherwise in the IP-Enabled Services or Intercarrier Compensation Rulemakings or in another proceeding. This petition is pending, and we can not predict how or when it might be decided.

Consumer Privacy. The Communications Act and the FCC’s rules specify the circumstances under which carriers can share consumer call data, or Customer Proprietary Network Information (CPNI), with their affiliates and unrelated third parties. Congress and the FCC are in the process of reviewing these rules and may adopt further restrictions to further prevent the disclosure of CPNI and related information by carriers. This could affect our ability, and the ability of our competitors, to market services.

State Regulation of Telecommunications Services

Traditionally, states have exercised jurisdiction over intrastate telecommunications services, and the Telecommunications Act of 1996 largely upholds that traditional state authority. The Telecommunications Act of 1996 does place limits on state authority to the extent necessary to advance competition in the telecommunications industry; for example, the statute contains provisions that prohibit states and localities from adopting or imposing any legal requirement that may prohibit, or have the effect of prohibiting, market entry by new providers of interstate or intrastate telecommunications services. The FCC is required to preempt any such state or local requirement to the extent necessary to enforce the Telecommunications Act of 1996’s open market entry requirements. States and localities may, however, continue to regulate the provision of intrastate telecommunications services and require carriers to obtain certificates or licenses before providing service.

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

Although we are authorized to provide telecommunications services in several states, the majority of our telecommunications end user customers are located in Texas. Since 1995, Texas law has provided a regulatory framework for competitive carriers such as us to provide telecommunications services in the State. A major revision to the State’s telecommuncations law was adopted by the Texas Legislature in 2005. These amendments to PURA require the PUCT to deregulate markets that meet certain standards and to consider deregulating certain other markets. The PUCT was also directed to undertake several important studies including whether Universal Service Funds should be continued or whether the program should be changed. The amendments also included additional competitive market safeguards. Like the Federal Telecommunications Act of 1996, Texas law is intended to promote competition in the local exchange market, as well as in the intrastate interexchange market. The PUCT is responsible for an evolving regulation of these markets, and the PUCT plays a key role in promulgating rules and policies and by arbitrating interconnection agreements between carriers in the local market. The rules, policies and decisions of the PUCT are influenced by a variety of factors, and future regulatory and legislative developments in the State could have a significant impact on us.

Among the PUCT’s regulatory responsibilities is the review of AT&T’s performance in its provision of wholesale telecommunications services to competitive carriers such as us through a comprehensive set of performance measurements and a performance remedy plan. This performance remedy plan requires AT&T to pay certain fines when it fails to meet its prescribed performance benchmarks. Although the performance remedy plan is intended to provide AT&T with incentive to provide timely wholesale service to competitive carriers on a nondiscriminatory basis, AT&T holds considerable market power in Texas and may be able to use that market power to the detriment of the competitive telecommunications market, and, in turn, carriers such as us. In addition, the continuation of the performance measurements remedy plan is being contested by AT&T in interconnection agreement arbitration proceedings currently before the PUCT.

Telecommunications carriers in Texas are subject to numerous state policies, the application of which could affect our business. These policies include, but are not limited to, the Texas Universal Service Fund, broadband initiatives such as the state’s DSL and advanced services in rural areas initiatives, and the Texas Infrastructure Fund, the fee for which was originally intended to promote the deployment of equipment and infrastructure for distance learning library information sharing programs and telemedicine services. Telecommunications carriers also are subject to various consumer protection regulations, such as prohibitions relating to slamming (changing an end user’s service provider without appropriate authorization), cramming (adding charges to an end user’s account without appropriate authorization) and telemarketing. All carriers are required to comply with a Code of Conduct for marketing which has been adopted by the PUCT. Grande must comply with these and other regulations or risk significant fines and penalties.

SB 5 also contained an amendment to PURA which requires municipally-owned utilities, which are exempt from the federal pole attachment laws, to equalize pole attachment fees as between telecom and cable service providers. This is intended to eliminate any artificial competitive advantage that might arise from the nature of the wires platform. This is a significant benefit to Grande since Grande’s two largest markets are served by municipally-owned utilities

Texas has long been involved in both federal and state initiatives relating to homeland security, defense and disaster recovery. These initiatives sometimes require telecommunications carriers to, among other things, maintain certain network security procedures and monitoring systems. The growing emphasis on homeland security at the federal and state level and the recent experience with hurricane disasters on the Gulf Coast may cause us to incur unforeseen expenses relating to the security and protection of telecommunications networks.

Local Regulation

Occasionally we are required to obtain street use and construction permits to install and expand our interactive broadband network using state, city, county or municipal rights-of-way. The Telecommunications Act of 1996 and recently adopted Chapter 66 of PURA require municipalities to manage public rights-of-way in a competitively neutral and non-discriminatory manner.

Employees

As of December 31, 2005, we had approximately 835 full-time employees, other than temporary employees. None of our employees are subject to collective bargaining agreements. We believe that our relations with our employees are good.

ITEM 1A.	RISK FACTORS

RISKS RELATING TO OUR BUSINESS

We expect to lose money during the next few years.

We expect to incur net losses during the next few years as we continue to build our networks. Our ability to generate profits and maintain positive cash flow will depend in large part on our ability to obtain enough subscribers for our services to offset the costs of constructing and operating our networks. We cannot predict when we will achieve positive net income and cannot assure that we will be able to do so at all.

We may require additional funding to cover the costs to grow the business or to cover shortfalls or unforeseen changes, for which funding may not be available.

When we expand our networks within our existing markets, introduce new products or services or enter new markets, we project the capital expenditures that will be required based in part on the amount of time necessary to complete the construction of the networks or the introduction of the services and the difficulty of such projects. We may need more money to cover the costs associated with delays or difficulties in connection with the build-out, maintenance or technical upgrades of our networks or for other unanticipated reasons. Such financing, if necessary, may not be available on favorable terms or at all. If we cannot obtain additional funds when needed or if cash flow from operations is less than expected, our business and financial condition may be adversely affected.

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

We are not the first provider of any of our three principal services in any of our markets. We compete with numerous other companies that have long-standing customer relationships with the residents in these markets, and we typically have to convince people to switch from other companies to Grande. Some of our competitors have significant competitive advantages over us, including greater experience, resources, marketing capabilities and name recognition.

•	for television services: TimeWarner, CableOne, Cox Communications/Cebridge Connections, Inc., Comcast, Charter Communications, DirecTV, EchoStar Communications (DISH Network), AT&T, Verizon and others;

•	for broadband Internet services: AT&T, Time Warner, Verizon, Comcast, Charter Communications, CableOne, Cox Communications/Cebridge Connections, Inc., CenturyTel, Direct-PC and others;

•	for long-distance telephone services: AT&T, Verizon, Sprint, Time Warner (VoIP), Cox Communications/Cebridge Connections, Inc. (VoIP), Vonage (VoIP) and others;

•	for local telephone services: AT&T, Verizon, CenturyTel, Birch Telecom, Time Warner (VoIP), Cox Communications/Cebridge Connections, Inc. (VoIP), Vonage (VoIP) and others.

As the incumbent local telephone company, and a major provider of long-distance telephone services, AT&T is a particularly strong competitor in telephone and data services and has indicated that it intends to enter the market for video services as well. With respect to cable television services, TimeWarner is the incumbent provider in the majority of our markets. Several of these competitors offer more than one service, such as telephone companies and cable providers offering broadband Internet services. A few have begun to offer all three services; in particular, TimeWarner and other cable operators have begun providing digital phone services through VoIP technology. We expect AT&T and Verizon, which are upgrading their networks and plan to provide video services, to eventually be able to provide all three services as well and each also control a nationwide wireless service provider. We also compete with wireless telephone carriers for both local and long distance services. Many of our competitors are larger than we are, and we anticipate that the trend toward business combinations and alliances in the telecommunications industry will continue, making some of our competitors even larger. We expect these business combinations and the level of competition to continue to increase in the future. If we fail to compete successfully in our markets and grow our customer base, our business and financial condition will be harmed.

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

The indenture governing our 14% senior secured notes due 2011 contains, among other things, covenants imposing significant financial and operating restrictions on our business. These restrictions may affect our ability to manage and operate our business, may limit our ability to take advantage of potential business opportunities as they arise and may adversely affect the conduct or management of our current business. These restrictions limit our ability to, among other things:

•	incur additional indebtedness, issue disqualified capital stock and, in the case of our restricted subsidiaries, issue preferred stock;

•	create liens on our assets;

•	pay dividends on, redeem or repurchase our capital stock or make other restricted payments;

•	make investments in other companies;

•	enter into transactions with affiliates;

•	enter into sale and leaseback transactions;

•	sell or make dispositions of assets;

•	place restrictions on the ability of our subsidiaries to pay dividends or make other payments to us;

•	engage in certain business activities;

•	merge or consolidate with other entities; and

•	spend growth capital in the event our cash falls below $20 million.

These limitations may affect our ability to finance our future operations or to engage in other business activities that may be in our best interest. Also, since we are a holding company with no assets other than our ownership of our subsidiary, we will be dependent on the receipt of funds from our subsidiaries to pay the interest and principal on the 14% senior secured notes due 2011, and these limitations could adversely affect our ability to make such payment on the notes.

The amount of debt we have could harm our business.

As of December 31, 2005, we had approximately $143.4 million of indebtedness outstanding, including the accreted value of our 14% senior secured notes due 2011 of $131.2 million, all of which was secured. In addition, we recently issued another $32 million in aggregate principal amount of our 14% senior secured notes due 2011 on March 24, 2006. Further, the indenture governing the notes allows us to incur additional indebtedness under certain circumstances. Our significant indebtedness could adversely affect our business in a number of ways, including the risks that:

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

If we cannot generate sufficient cash flow from operations to meet our obligations, we may be forced to reduce or delay capital expenditures, sell assets, restructure our debt, or seek additional equity capital. We cannot assure you that these remedies would be available or satisfactory. Our cash flow from operations will be affected by prevailing economic conditions, financial, business and other factors, which may be beyond our control.

Our management team significantly changed from July 2005 to February 2006, which could adversely impact our ability to execute our business plan.

During the third quarter of 2005, we experienced significant changes in management with the resignation of our founder, Chief Executive Officer, and Vice Chairman, William E. Morrow; our President, Joe Ross; and our General Counsel and Secretary, Andy Kever. As a result of these resignations, our Board of Directors began a national search for a new chief executive officer and immediately appointed former Grande co-founder and Chief Operating Officer, W.K.L. “Scott” Ferguson, Jr., as our Interim Chief Executive Officer and President of the Company. Scott Ferguson held this position until Roy H. Chestnutt joined Grande in February 2006 as the new Chief Executive Officer. Scott Ferguson transitioned to his current role of Chief Operating Officer after Mr. Chestnutt’s arrival. These changes in management may affect our ability to execute our business plan.

We may be required to purchase a significant amount of equipment from some of our suppliers, which could adversely affect our financial condition.

We may be required to purchase a minimum of $40.8 million of equipment from some of our suppliers between January 2006 and December 2010 ($1.8 million of the 2006 commitment was cancelled in February 2006). We entered into these agreements based upon estimates of equipment we expect to need over this five-year period. The majority of these purchase commitments are contingent upon delivery of technical and functional next generation requirements. If we do not actually need the estimated amount and type of equipment, our financial condition could be adversely affected because we would be obligated to spend money on equipment we do not need, rather than applying it to help grow and develop our business.

Failure to maintain existing state cable television franchises could adversely affect our ability to grow our business.

We provide cable television service over our networks generally pursuant to a statewide cable franchise in Texas. Our ability to grow our business depends on the terms of our cable franchise, including payment obligations. Litigation over the constitutionality of the Texas statewide franchise law is pending. In early September, the Texas Cable and Telecommunications Association filed a lawsuit in U.S. District Court, Western

District of Texas, Austin division, to challenge the legislation passed allowing for a state cable franchise and implementing a transition process to end the need for individual municipal franchises. The lawsuit contends that the new state law discriminates against incumbent cable operators in violation of the U.S. and Texas Constitutions, discriminates against incumbent cable operators in violation of the Federal Communications Act, violates the federal prohibition on exclusive franchises, and violates the Cable Act prohibition against redlining. Grande joined Verizon, SBC, and some municipalities and intervened in the lawsuit in support of the State of Texas which is represented by the state Attorney General. Grande also participated in a motion to dismiss the TCTA suit that recently was filed in the District Court. The plaintiffs recently amended their federal suit by dismissing state action claims, which have been incorporated into a separate lawsuit filed in state district court in Travis County naming the state as defendant. We cannot predict the outcome of the litigation. Several outcomes are possible which could raise various levels of uncertainty about the nature of franchise authority. Certain outcomes could harm our business.

Our cable franchises are required by federal law to be non-exclusive. Our market areas currently are served by at least one incumbent provider. In addition, under federal law, municipal entities can operate cable television systems without franchises. New competitors in our existing markets or changes to franchise terms could adversely affect our business and financial condition.

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

Future technologies and capital deployment from competitors may hurt our business or increase our cost of operations.

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

Our business could be hurt in the event of a network outage.

Our success depends on the efficient and uninterrupted operation of our communications services. Our networks are attached to poles and other structures in our service areas. A natural disaster, including tornado, hurricane, flood or other natural catastrophe, or things unforeseen as our network gets older in one of these areas could damage our networks, interrupt our service and harm our business in the affected area.

We could be hurt by future regulation of our industry.

Legislation and implementing regulations in the telecommunications and cable areas continue to be quite complex, and regulation of carrier and Internet services may increase. Future actions by the United States Congress, the FCC, the Federal Trade Commission, state legislatures, state utility commissions, local municipalities and other regulators may adversely impact our business. For example, if a regulation or interpretative ruling increases the costs associated with a particular service, such as an increase in the cost of terminating telecommunications traffic, our business may be adversely impacted.

Expanding into additional markets, either through internal growth or acquisitions, will require additional funding and numerous approvals.

Although currently we do not intend to enter any new markets, we may expand into other attractive markets if the right opportunities arise. However, expansion into additional markets will require significant additional capital, as well as numerous authorizations and approvals which could include franchises, construction permits, pole attachment agreements, interconnection agreements and others. Expansion markets may not have the same economics or operating metrics as we have experienced in our existing markets, and may involve more difficult competitive situations or other hurdles.

We recorded an impairment charge in 2005 and may be required to record additional impairment charges in the future.

Under generally accepted accounting principles in the United States, or U.S. GAAP, we are required to review the carrying amounts of our assets to determine whether current events or circumstances warrant adjustments to those amounts. These determinations are based in part on our judgments regarding the cash flow potential of various assets, and involve projections that are inherently subject to change based on future events. If we conclude in the future that the cash flow potential of any of our assets is significantly less than we believed at the time of purchase, and that conclusion is based on a long-term rather than short-term trend, we may need to record an impairment charge. As a result of such an analysis, we recorded a non-cash impairment charge of $39.6 million in the fourth quarter of 2005 with respect to the goodwill of the network services business we acquired from Thrifty Call, Inc. in 2000. Any additional impairment charges would have a negative impact on our earnings.

Difficulties in integrating businesses we may acquire in the future may demand time and attention from our senior management.

Integrating businesses we may acquire in the future may involve unanticipated delays, costs and/or other operational and financial problems. Successful integration depends on a number of factors, including our ability to transition acquired businesses to our operational and billing systems and technical specifications. In integrating acquired businesses, we may not achieve expected economies of scale or profitability or realize sufficient revenues to justify our investment. If we encounter unexpected problems at one of the acquired businesses as we try to integrate it into our business, our senior management may be required to expend time and attention to address the problems, which would divert their time and attention from other aspects of our business.

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

These factors and the other risk factors discussed in this annual report are not necessarily all of the important factors that could cause our actual results to differ materially from those expressed in any of the forward-looking statements. Other unknown or unpredictable factors also could have material adverse effects on our future results. The forward-looking statements included in this annual report are made only as of the date of this annual report. We cannot ensure that any projected results or events will be achieved. We do not have and do not undertake any obligation to publicly update any forward-looking statements to reflect subsequent events or circumstances.

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

In early September, the Texas Cable and Telecommunications Association filed a lawsuit in U.S. District Court, Western District of Texas, Austin division, to challenge SB 5, the legislation passed allowing for a state-wide cable franchise and obviating the need for individual municipal franchises. Named as defendants in the lawsuit, in their official capacities, are Governor Rick Perry and Public Utility Commission of Texas Commissioners Chairman Paul Hudson, Julie Parsley and Barry Smitherman. The lawsuit contends that SB 5 discriminates in violation of the U.S. and Texas Constitutions, discriminates in violation of the Federal Communications Act, violates the federal prohibition on exclusive franchises, and violates the federal duty to guard against redlining. In the event that the plaintiff prevails in the SB 5 litigation, the court may rule that the current statewide franchises are unconstitutional. Grande joined Verizon, AT&T and some municipalities and intervened in the lawsuit in support of the Texas Attorney General.

There are no other pending proceedings, which are currently anticipated to have a material adverse effect on our business, financial condition or results of operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following matters were submitted to a vote of our security holders:

(1)	The amendments reflected in our Restated Certificate of Incorporation of Grande Communications Holdings, Inc.; and

(2)	The amendments to the Fifth Amended and Restated Investor Rights Agreement as dated December 12, 2005.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range for Common Stock

Our stock is not traded on any exchange or quoted on the Nasdaq National Market or any other established trading market. No market makers currently make a market in our stock and we do not plan to engage a market maker. Therefore, there is no established public trading market and no high and low bid information or quotations available. As of December 31, 2005, we had 12,989,965 shares of common stock outstanding.

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

You should read the data set forth below in conjunction with our consolidated financial statements and related notes, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and other financial information appearing elsewhere in this annual report.

	For the Year Ended December 31,
	2001	2002	2003	2004	2005
	(Dollars in thousands)
Statement of operations data:
Operating revenues	$96,135	$147,423	$181,515	$179,045	$194,731
Operating expenses:
Cost of revenues	51,788	79,447	81,900	66,754	72,515
Selling, general and administrative	45,407	63,652	82,050	93,533	95,992
Depreciation and amortization	23,789	33,257	51,990	57,292	59,507

Total operating expenses	120,984	176,356	215,940	217,579	228,014

Operating loss	(24,849)	(28,933)	(34,425)	(38,534)	(33,283)
Other income (expense):
Interest income	1,123	164	154	762	709
Interest expense	(2,773)	—	(2,887)	(15,189)	(18,801)
Other income	—	—	—	—	750
Gain (loss) on disposal of assets	—	—	(312)	64	431
Loss on extinguishment of debt	—	—	—	(2,145)	—
Goodwill impairment loss	—	—	—	—	(39,576)

Total other income (expense)	(1,650)	164	(3,045)	(16,508)	(56,487)

Net loss	$(26,499)	$(28,769)	$(37,470)	$(55,042)	$(89,770)

Other financial data:
Net cash provided by (used in) operating activities(1)	$(6,817)	$(5,094)	$15,939	$9,957	$14,795
Net cash used in investing activities(2)	$(96,197)	$(40,613)	$(78,453)	$(71,161)	$(28,389)
Net cash provided by (used in) financing activities(1)	$98,962	$51,667	$85,102	$60,153	$(882)
Cash and cash equivalents, end of period	$13,697	$19,658	$42,246	$41,195	$26,719
EBITDA/Adjusted EBITDA(3)	$(811)	$4,828	$17,637	$19,043	$27,530

	For the Year Ended December 31,
	2001	2002	2003	2004	2005
Other operating data, end of period:
Marketable homes passed(3)	38,600	171,428	277,399	308,913	331,173
Customers	10,329	52,269	102,740	126,736	136,109
Connections:(4)
Cable television	6,775	42,230	71,855	83,098	89,417
Telephone	5,850	42,583	97,288	110,360	114,621
Broadband Internet	2,414	17,415	38,450	56,184	72,104

Total connections	15,039	102,228	207,593	249,642	276,142

	2001	2002	2003	2004	2005
	(Dollars in thousands)
Selected balance sheet data:
Current assets	$28,686	$38,730	$65,037	$84,866	$47,926
Property, plant and equipment, net	175,663	277,126	298,197	303,536	297,183
Total assets	270,917	460,612	516,691	538,516	450,538
Current liabilities	30,564	27,240	35,496	40,734	41,552
Long term debt, net of current portion	—	34,258	74,583	142,177	143,421
Stockholders’ equity	240,353	395,565	402,170	349,944	260,207

	For the Year Ended December 31,
	2001	2002	2003	2004	2005
	(Dollars in thousands)
Reconciliation of EBITDA/Adjusted EBITDA:
Net loss as reported	$(26,499)	$(28,769)	$(37,470)	$(55,042)	$(89,770)
Add back non-EBITDA/Adjusted EBITDA items included in net loss
Interest income	(1,123)	(164)	(154)	(762)	(709)
Interest expense	2,773	—	2,887	15,189	18,801
Taxes	249	504	384	221	125
Depreciation & Amortization	23,789	33,257	51,990	57,292	59,507
Loss on extinguishment of debt	—	—	—	2,145	—
Goodwill impairment loss	—	—	—	—	39,576

EBITDA/Adjusted EBITDA	$(811)	$4,828	$17,637	$19,043	$27,530

(1)	The Company has reclassified the operating and financing portion of the cash flows attributable to negative book cash balances related to our zero-balance accounts for the annual periods ended December 31, 2001, 2002, 2003 and 2004. In prior periods these cash flows were reported within the change in accounts payable in cash flows from operating activities, and have been reclassified to cash flows from financing activities. The effect on cash flows from operating activities was $0, $(2.2) million, $(3.0) million and $0.8 million for the years ended December 31, 2001, 2002, 2003 and 2004, respectively. This revision did not have any affect on the Company’s cash balances, compliance with debt covenants, working capital, or operations.

(2)	We had $20 million and $0.4 million in short-term investments in 2004 and 2005, respectively. The definition of cash equivalents in our indenture includes our short-term investments.

(3)

Net income (loss) before interest income, interest expense, taxes, depreciation and amortization is commonly referred to in our business as “EBITDA.” EBITDA is not a measure of financial performance under generally accepted accounting principles. We believe EBITDA is often a useful measure of a company’s operating performance and is a significant basis used by our management to measure the operating performance of our business. Because we have funded and completed the build-out of our networks by raising and expending large amounts of capital, our results of operations reflect significant charges for depreciation, amortization and interest expense. EBITDA, which excludes this information, provides helpful information about the operating performance of our business, apart from the expenses associated with our physical plant or capital structure. EBITDA is frequently used as one of the bases for comparing businesses in our industry, although our measure of Adjusted EBITDA may not be comparable to similarly titled measures of other companies. EBITDA does not purport to represent operating loss or cash flow from operating activities, as those terms are defined under generally accepted accounting principles, and should not be considered as an alternative to those measurements as an indicator of our performance. In the first quarter of 2004, we wrote off debt issuance costs of approximately $2.1 million associated with the repayment of our senior credit facility following the completion of our senior notes offering. In the fourth quarter of 2005, we recognized a goodwill impairment loss of $39.6 million associated with the results of our annual impairment test. We believe these expenses are analogous to amortization and interest expense, and therefore we believe it is more useful to show EBITDA net of these amounts because we believe it is a better measure of our operating performance and is more comparable to prior periods. However, because of the nature of the charges, we are referring to our EBITDA, net of the charges, as “Adjusted EBITDA.”

(4)	Marketable homes passed are the number of residential and business units, such as single residence homes, apartments and condominium units, passed by our networks, other than those we believe are covered by exclusive arrangements with other providers of competing services.

(5)	Because we deliver multiple services to our customers, we report the total number of connections for cable television, telephone and broadband Internet service in addition to the total number of customers. We count each cable television, telephone or broadband Internet service purchase as a separate connection. For example, a single customer who purchases cable television, telephone and broadband Internet services would count as three connections. We do not record the purchase of long distance telephone service by a local telephone customer or the purchase of digital cable services by an analog cable customer as additional connections. However, we do record each purchase of an additional telephone line by a local telephone customer as an additional connection. A more detailed discussion is contained below under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Marketable Homes Passed, Penetration, Customers and Connections.”

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of our consolidated financial condition and results of operations for the years ended December 31, 2005, 2004 and 2003 and other factors that are expected to affect our prospective financial condition. The following discussion and analysis should be read together with our consolidated financial statements and related notes beginning on page F-1 of this annual report.

Overview

We provide communities in Texas with a bundled package of cable television, telephone and broadband Internet and other services. We operate fully integrated advanced broadband networks in seven markets in the State of Texas. We constructed our local networks to enable us to sell advanced communication services to residential, small business, and enterprise customers. As of December 31, 2005, we have the ability to market services to 331,173 distinct homes and small businesses over our network. We had 136,109 residential, small business, and enterprise customers as of December 31, 2005. Operating revenues for 2005 were $194.7 million compared to $179.0 million in 2004.

In July 2000, when our network construction was still in a very early stage, we acquired an established telephone and data network that served as the platform for our provision of residential telephone and broadband Internet services and that still provides network services revenues. This acquisition initially provided a significant portion of our revenues and became the foundation of our business while we moved forward with the construction of our broadband networks. Since 2001, we grew our marketable homes passed through the construction of our networks. Our retail strategy enabled us to grow our number of bundled services customers.

Because of this retail strategy, we have derived an increasing percentage of our revenues from our retail cable television, telephone and broadband Internet and other services and we expect this trend to continue.

Since inception, we have been funded primarily with private equity investments. Between February 2000 and October 2003, we completed a series of private placements of our preferred stock, raising aggregate gross proceeds of $338.2 million from the sale of our capital stock. The net proceeds from these private placements have been used to fund our network build-out, operations, and our acquisitions, which are described below under the heading “Acquisitions.” As a result of equity investments and mergers where stock was used as consideration, we now have $508 million of total invested equity capital and a base of over 20 institutional private equity investors. We have incurred net losses for the past three years and expect to continue to incur net losses for the next several years. However, we had positive EBITDA in 2003 and positive Adjusted EBITDA in 2004 and 2005. See “EBITDA/Adjusted EBITDA” below for a discussion of this non-GAAP measure of our operating performance as well as our use of Adjusted EBITDA.

On March 23, 2004, we raised net proceeds of $124.5 million in a private placement of 136,000 units each consisting of a $1,000 principal amount of 14% senior secured note due 2011 and a warrant to purchase 100.336 shares of our common stock. We used a portion of the net proceeds from the offering to repay all amounts outstanding under our then-existing senior credit facility. That facility was terminated upon repayment and we are not able to borrow any further amounts thereunder.

On March 24, 2006, we raised net proceeds of approximately $30.5 million in a private placement of an additional $32 million in aggregate principal amount of 14% senior secured notes due 2011. These additional notes were issued under the existing indenture and are part of the same series of notes as the notes issued in March 2004. These notes have not been and will not be registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. We will use the proceeds for capital expenditures and working capital purposes.

During the third quarter of 2005, we experienced significant changes in management with the resignation of our founder, Chief Executive Officer, and Vice Chairman, William E. Morrow; our President, Joe Ross; and our General Counsel and Secretary, Andy Kever. As a result of these resignations, our Board of Directors began a national search for a new chief executive officer and immediately appointed former Grande co-founder and Chief Operating Officer, W.K.L. “Scott” Ferguson, Jr., as our Interim Chief Executive Officer and President of the Company. Scott Ferguson held this position until Roy H. Chestnutt joined Grande in February 2006 as the new Chief Executive Officer. Scott Ferguson transitioned to his current role of Chief Operating Officer after Mr. Chestnutt’s arrival. The overall bundling strategy of the company remained largely the same during the transition, although the company shifted its primary focus from constructing new marketable homes passed to selling to existing marketable homes passed and improving overall company operations.

Acquisitions

We have completed eight acquisitions since inception. Each of our acquisitions has been strategic in nature, by either enhancing our capabilities, expanding our network coverage or reducing our anticipated future capital expenditures. We include the operating results of each of our acquisitions in our financial statements beginning on the date of consummation of the acquisition.

Marketable Homes Passed, Customers, Connections and Market Level Cash Flow

We report marketable homes passed as the number of residential and business units, such as single residence homes, apartments and condominium units, passed by our networks other than those we believe are covered by exclusive arrangements with other providers of competing services. As of December 31, 2005, our networks passed 331,173 marketable homes and we had 136,109 residential, small business and enterprise customers.

Because we deliver multiple services to our customers, we report our total number of connections for cable television, telephone and broadband Internet and other services in addition to our total number of customers. We count each cable television, telephone and broadband Internet and other service purchase as a separate connection. For example, a single customer who purchases cable television, telephone and broadband Internet service would count as three connections. Similarly, a single customer who purchases our broadband Internet service and our wireless security service would count as two connections. We do not record the purchase of long distance telephone service by a local telephone customer or digital cable services by an analog cable customer as additional connections. However, we do record each purchase of an additional telephone line by a local telephone customer as an additional connection. As of December 31, 2005, we had 276,142 connections.

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

Changes in Overall Business

Network Services. From July 2000 to October 2003, a significant portion of our revenues was generated under a network services contract pursuant to which we provided carrier services to MCI. This contract generated approximately $66.7 million, $73.3 million and $65.0 million, or 70%, 50% and 36%, of our consolidated revenues for the years ended December 31, 2001, 2002 and 2003, respectively. The agreement with MCI was terminated in the fourth quarter of 2003 as part of MCI’s bankruptcy proceedings. MCI emerged from bankruptcy proceedings in April of 2004. We received a settlement from MCI during these proceedings as a result of minimum purchase requirements under this agreement. We recorded approximately $2.5 million of revenue in the second quarter of 2004, which was 1% of 2004 revenues. We do not expect to receive any further revenue from MCI under this agreement. Because we had significant capacity available in our network due to the loss of the MCI contract, it was management’s expectation that we could rapidly replace this revenue with limited capital investment. In 2004 and 2005, our actual gross margins for network services fell short of our original expectations due primarily to underestimating competitive factors in this market.

Broadband Transport. During 2004 and 2005, the competitive environment surrounding our Broadband Transport business increased to a level greater than we had anticipated, which drove pricing for local and long haul circuits down. Even though we were able to grow the number of circuits we were providing customers, our revenues declined from 2004 to 2005 by $1.5 million due to pricing compression in the market. We believe that pricing is finally beginning to stabilize in the market and we may be able to moderately grow this business in 2006.

Bundled Services. The overall growth of the bundled services business has been negatively impacted by heightened competition in the telecommunications market as well as the shortfall in cash flow from network services and broadband transport that we had expected to be able to re-deploy into the bundled services business. We continue to expect to grow our customer base via focused sales and marketing efforts, although we have decreased the number of new marketable homes passed that we plan to construct. The State of Texas passed a law that enabled us to opt out of our local franchise requirements, allowing us to construct new marketable homes passed when and where we want based upon our business needs and available capital, not based upon city mandated “build out” requirements. The shift in overall expectations and strategy is driven by our effort to leverage the fiber that we have already constructed passed existing marketable homes and our expectation that we will manage the company cash position above $20 million in accordance with the covenant set forth in our indenture.

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

Our cost of revenues include the following:

•	Cable costs. Programming costs historically have been the largest cost of providing our cable television services and we expect this trend to continue. We have entered into contracts with the National Cable Television Cooperative and other programming providers to provide programming to be aired on our networks. We pay a monthly fee for these programming services, generally based on the average number of subscribers to the program, although some fees are adjusted based on the total number of subscribers to the system or the system penetration percentage. Since programming cost is partially based on numbers of subscribers, it will increase as we add more subscribers. It will also increase to the extent costs per channel increase over time, and may change depending upon the mix of channels we offer in each market from time to time. Our cable costs also include the fees payable to cable franchise authorities, which are usually 5% of our revenues from cable subscriptions.

•	Telephone costs. Our cost of revenues associated with delivering telephone services to residential and small business customers consist primarily of transport costs, which are comprised mostly of amounts needed for the operation, monitoring and maintenance of our networks, and also include access and other fees that we pay to other carriers to carry calls outside of our networks. Transport costs for these types of customers are largely fixed so long as we do not need to procure additional equipment or lease additional capacity. Transport costs are expected to increase when new facilities need to be obtained. The access fees are generally usage-based and, therefore, variable.

•	Broadband Internet and other costs. Our cost of revenues associated with delivering broadband Internet and other services to residential and small business customers consists primarily of transport costs and fees associated with peering arrangements we have with other carriers. Transport costs and peering fees for this service are largely fixed so long as we do not need to procure additional equipment or lease additional capacity, but transport costs and peering fees may increase when new facilities for connecting to the Internet need to be obtained. Our security-related costs are primarily related to system monitoring with a third-party provider and the costs associated with selling security premise equipment to customers.

•	Broadband transport services costs. Our cost of revenues associated with delivering broadband traffic consists primarily of fixed transport costs, which are comprised mostly of amounts needed for the operation, monitoring and maintenance of our networks, and also include access and other fees that we pay to other carriers to carry traffic outside of our networks. These costs are mostly fixed in nature. There are some variable costs associated with external maintenance and with private line services, which can have a component that requires us to pay other carriers for a portion of the private line.

•	Network services costs. Our cost of revenues associated with delivering traffic consists primarily of transport costs, mostly amounts needed for the operation, monitoring and maintenance of our networks, and access and other fees that we pay to other carriers to carry traffic outside of our networks. These costs are primarily fixed with respect to the monitoring of the traffic we carry on our networks, although there are variable components associated with external maintenance costs and other items. The access and other carrier fees are variable and usage-based.

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

Operating Data

	Quarter Ended
	December 31, 2004	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005
Operating Data:
Marketable homes passed	308,913	319,717	325,581	328,041	331,173
Customers	126,736	130,753	131,538	134,919	136,109
Number of connections
Cable television	83,098	84,483	85,440	87,776	89,417
Telephone	110,360	114,809	113,589	113,700	114,621
Broadband Internet and other	56,184	60,768	63,241	68,061	72,104

Total connections	249,642	260,060	262,270	269,537	276,142
Average monthly revenue per:(1)
Customer	$82.87	$84.75	$85.79	$85.18	$85.59
Cable television	45.63	47.89	49.04	48.31	48.82
Telephone	42.38	43.31	42.86	43.09	42.93
Broadband Internet and other	34.50	34.59	35.31	34.54	33.85

(1)	Customer average monthly revenue per unit (“ARPU”) improved in the fourth quarter of 2005 by $0.41 primarily due to reduction in churn and as a result of as more customers taking advantage of bundled services. Grande’s cable ARPU growth in the fourth quarter of 2005 was driven by an increase in the sales of digital services tied to HD and DVR that represented about 70% of the growth. Another 21% of the growth came from discounts rolling off from prior quarters. The remaining increase in cable ARPU came from commissions from QVC and HSN. Phone ARPU decreased by $0.16 from the third quarter of 2005 to the fourth quarter of 2005, but had large positive and negative influences. The enterprise and commercial business drove an increase in ARPU, and revenue from USF had a positive move in the fourth quarter of 2005, but this was more than offset by our new bundling strategies positioning of a low priced featureless line. Our residential feature revenues decreased in the fourth quarter of 2005, negatively impacting ARPU by $0.56. The primary drivers of the decrease in Data ARPU were downward pressure on our lower data speed products due to bundled pricing (68% of the decrease) and a one-time commercial dark fiber installation in the third quarter of 2005 (23% of the decrease).

Results of Operations

The following table sets forth financial data as a percentage of operating revenues for the years ended December 31, 2003, 2004 and 2005.

	Years ended December 31,
	2003	2004	2005
Consolidated Financial Data:
Operating revenues:
Cable television	16%	24%	26%
Telephone	15	31	30
Broadband Internet and other	6	11	14
Broadband transport services	5	6	4
Network services	58	28	26

Total operating revenues	100	100	100
Operating expenses:
Cost of revenues	45	37	37
Selling, general and administrative	45	52	49
Depreciation and amortization	29	32	31

Total operating expenses	119	121	117

Operating (loss) income	(19)	(21)	(17)
Other income (expense):
Interest income	—	—	—
Interest expense	(2)	(8)	(10)
Other income	—	—	—
Gain/(loss) on disposal of assets	—	—	—
Loss on extinguishment of debt	—	(1)	—
Goodwill impairment loss	—	—	(20)

Total income (expense)	(2)	(9)	(30)

Net loss	(21)%	(30)%	(47)%

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Operating Revenues. Our operating revenues for 2004 and 2005 were $179.0 million and $194.7 million, respectively, an increase of $15.7 million, or 9%. This increase is a result of growth in bundled services.

Operating revenues for our cable television services for 2004 and 2005 were $43.1 million and $50.1 million, respectively, an increase of $7.0 million, or 16%. Operating revenues for our telephone services for 2004 and 2005 were $54.6 million and $58.7 million, respectively, an increase of $4.1 million, or 8%. Operating revenues for our broadband Internet and other services for 2004 and 2005 were $19.8 million and $26.6 million, respectively, an increase of $6.8 million, or 34%. The increased revenues for cable television, telephone and broadband Internet are primarily due to growth in the number of connections, from 249,642 as of December 31, 2004 to 276,142 as of December 31, 2005, and, to a much lesser extent, from rate increases. The additional connections and revenues resulted primarily from continued penetration growth of marketable homes in our markets and the continued construction of our broadband networks.

Operating revenues for our broadband transport services for 2004 and 2005 were $10.1 million and $8.6 million, respectively, a decrease of $1.5 million, or 15%, primarily due to a $0.8 million decrease in construction projects from 2004 to 2005. Additionally, this product line is experiencing circuit attrition and pricing compression, which outpaced our customer growth.

Operating revenues for our network services for 2004 and 2005 were $51.4 million and $50.8 million, respectively, a decrease of $0.6 million, or 1%. Included in revenue for 2004 is $2.5 million related to the second quarter settlement of the MCI agreement.

Cost of Revenues. Our cost of revenues for 2004 and 2005 were $66.8 million and $72.5 million, respectively, an increase of $5.7 million, or 9%. The increase in our cost of revenues is primarily due to the growth of costs related to increased connections in our bundled services offerings. Cost of revenues remained flat as a percentage of revenues at 37% for both 2004 and 2005.

Our gross margin for 2005 for our bundled cable television, telephone and broadband Internet and other services was 72%, compared with 73% for 2004. For broadband transport services, our gross margin for 2005 was 84%, compared with 83% for 2004. For network services, our gross margin for 2005 was 33%, compared with 36% for 2004. This decrease is due to the one-time payment of $2.5 million from MCI, included in revenue, in 2004. Excluding such payment the gross margin in 2004 was 33%.

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

Selling, General and Administrative Expense. Our selling, general and administrative expense for 2004 and 2005 was $93.5 million and $96.0 million, respectively, an increase of $2.5 million, or 3%. The increase is primarily due to the expenses related to supporting the growth in revenues, as well as costs incurred with the third quarter management changes of 2005. Selling, general and administrative expense decreased as a percentage of revenues from 52% to 49%. We expect our selling, general and administrative expense to increase, in total dollars, as a result of the growth of our business and customer base, but decrease over time as a percentage of revenue.

Depreciation and Amortization Expense. Our depreciation and amortization expense for 2004 and 2005 was $57.3 million and $59.5 million, respectively, an increase of $2.2 million, or 4%. The increase is principally due to increased depreciation due to the expansion of our constructed and acquired network. Amortization expense in 2005 includes a $1.8 million impairment loss on the franchise agreement intangible asset as a result of the SICFA approval. We expect depreciation and amortization expense to continue to increase as we make additional capital expenditures to construct and expand our networks in our existing markets.

Interest Expense. For 2004 and 2005, our interest expense, which includes interest incurred net of capitalized interest, was $15.2 million and $18.8 million, respectively. Our interest expense increased as a result of interest accrued related to the senior secured notes issued in March of 2004. For 2004 and 2005, we had capitalized interest of $2.9 million and $3.3 million, respectively.

Write-Off Due to Repayment of Credit Facility. During 2004, we completed a private placement of our senior notes. Concurrent with this offering we repaid $64.8 million to extinguish our senior credit facility. We wrote off debt issuance costs of approximately $2.1 million associated with this repayment.

Goodwill impairment loss. During the last half of 2005, we revised projections downward for our network services line of service based on our new management’s revised business strategy, current trends in the industry and management’s analysis of the competitive environment in this line of service. We performed our annual impairment test as of October 1, 2005, and based on the results, recognized a goodwill impairment loss of $39.6 million related to our Thrifty Call acquisition.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Operating Revenues. Our operating revenues for 2003 and 2004 were $181.5 million and $179.0 million, respectively, a decrease of $2.5 million, or 1%. This decrease is a result of the loss of the MCI agreement, which generated $65 million of revenue in 2003. The MCI revenue loss was partially offset by growth in bundled services, broadband transport, and non-MCI network services as well as the acquisition of Advantex.

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

Operating revenues for 2003 and 2004 from network services were $106.6 million and $51.4 million, respectively, a decrease of $55.2 million, or 52%. This decrease is due to a loss of revenue generated from our agreement with MCI, which terminated in the fourth quarter of 2003. Included in revenue for 2004 is $2.5 million related to the second quarter settlement of the MCI agreement. We do not expect to receive any further revenue from MCI under that agreement. See “— Changes in Overall Business” and “—Critical Accounting Policies and Estimates—Revenue Recognition.”

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

Because we have funded the build-out of our networks by raising and expending large amounts of capital, our results of operations reflect significant charges for depreciation, amortization, and interest expense. EBITDA, which excludes this information, provides helpful information about the operating performance of our business, apart from the expenses associated with our physical plant or capital structure. We try to make each area of our business generate positive EBITDA, and when we have choices about the market or area in which to best deploy our resources we generally direct our resources towards the network construction that is expected to generate the most EBITDA. EBITDA is frequently used as a basis for comparing businesses in our industry, although our measure of EBITDA may not be comparable to similarly-titled measures of other companies. EBITDA does not purport to represent operating loss or cash flow from operating activities, as those terms are defined under generally accepted accounting principles, and should not be considered as an alternative to those measurements as an indicator of our performance. In the first quarter of 2004, we wrote off debt issuance costs of approximately $2.1 million associated with the repayment of our senior credit facility following the completion of our senior notes offering. In the fourth quarter of 2005, we recognized a goodwill impairment loss of $39.6 million associated with the results of our annual impairment test. We believe these expenses are analogous to amortization and interest expense, and therefore we believe it is more useful to show EBITDA net of these amounts because we believe it is a better measure of our operating performance and is more comparable to prior periods. However, because of the nature of the charges, we are referring to our EBITDA, net of the charges, as “Adjusted EBITDA.”

Adjusted EBITDA was $17.6 million, $19.0 million and $27.5 million 2003, 2004 and 2005, respectively. The increase is primarily due to increasing revenues from the addition of new customers through the build-out of our networks over such periods, as well as the one-time payment received for strategic business planning and development of $0.8 million, included in other income in 2005, offset by the $2.5 million of revenue received from MCI related to the settlement in 2004.

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

The reconciliation of EBITDA/Adjusted EBITDA to net income is as follows:

	Year Ended December 31,
	2003	2004	2005
	(Dollars in thousands)
Net loss as reported	$(37,470)	$(55,042)	$(89,770)
Add back non-EBITDA/Adjusted EBITDA items included in net loss:
Interest income	(154)	(762)	(709)
Interest expense	2,887	15,189	18,801
Taxes	384	221	125
Depreciation and amortization	51,990	57,292	59,507

EBITDA	17,637	16,898	(12,046)
Loss on extinguishment of debt	—	2,145	—
Goodwill impairment loss	—	—	39,576

Adjusted EBITDA	$17,637	$19,043	$27,530

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

On March 24, 2006, we raised net proceeds of approximately $30.5 million in a private placement of an additional $32 million in aggregate principal amount of 14% senior secured notes due 2011. These additional notes were issued under the existing indenture and are part of the same series of notes as the notes issued in March 2004. These notes have not been and will not be registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. We will use the proceeds for capital expenditures and working capital purposes.

At December 31, 2005, we had total cash and cash equivalents of $26.7 million, short-term investments of $0.4 million and $143.4 million of long-term debt outstanding, inclusive of a warrant discount of $2.2 million.

As of December 31, 2005, we had net working capital of $6.4 million, compared to net working capital of $44.1 million as of December 31, 2004. The decrease in working capital resulted primarily from the net loss and capital expenditures in 2005, and was reflected as follows:

•	a decrease of $14.5 million in cash and cash equivalents;

•	a decrease of $19.7 million in investments; and

•	a decrease of $2.1 million in accounts receivable, net

Provided that we meet the our cash flow projections in our current business plan, we expect that we will not require additional financing and that we will manage the company cash position above $20 million in accordance with the covenant set forth in our indenture. This covenant prohibits our making capital expenditures relating to the build-out of new or additional parts of our network if such expenditures would result in us having less than $20 million in cash and cash equivalents. Our business plan is based on estimates regarding expected future costs and expected revenues. Our costs may exceed or our revenues may fall short of our estimates, our estimates may change, and future developments may affect our estimates. Any of these factors may increase our need for funds to complete construction in our markets, which would require us to seek additional financing.

We may need additional financing to fund our operations or to undertake initiatives not contemplated by our business plan or obtain additional cushion against possible shortfalls. We also may pursue additional financing as opportunities arise. Future financings may include a range of different sizes or types of financing, including the sale of additional debt or equity securities. However, we may not be able to raise additional funds on favorable terms or at all. Our ability to obtain additional financing depends on several factors, including future market conditions; our success or lack of success in penetrating our markets and growing our overall income; our future creditworthiness; and restrictions contained in agreements with our investors or lenders, including the restrictions contained in the indenture governing the senior notes. These financings could increase our level of indebtedness or result in dilution to our equity holders. Additionally, we currently cannot call our existing bonds until April 2008, which prohibits our ability to refinance our bonds in the event better pricing and terms were available to us in the market.

Cash Flows from Operating Activities

Net cash provided by operations totaled $15.9 million, $10.0 million and $14.8 million for 2003, 2004 and 2005, respectively. The net cash flow activity related to operations consisting primarily of our operating results adjusted by changes in operating assets and liabilities and non-cash transactions including:

•	depreciation and amortization;

•	non-cash option compensation;

•	non-cash interest expense;

•	provision for bad debt;

•	gain on disposal of assets; and

•	loss on extinguishment of debt.

Depreciation and amortization for 2003, 2004 and 2005 was $52.0 million, $57.3 million and $59.5 million, respectively. Goodwill impairment loss for 2005 was $39.6 million and there were no goodwill impairment losses in 2003 or 2004. Other non-cash charges for 2003, 2004 and 2005 were $4.2 million, $8.6 million and $6.7 million, respectively.

As of December 31, 2005 we had a $4.8 million balance in accrued expenses related to interest due on our senior notes, which will be paid on April 1, 2006.

Cash Flows from Investing Activities

Our net cash used in investing activities for 2003, 2004 and 2005 was $78.5 million, $71.2 million and $28.4 million, respectively. These net cash outflows are primarily due to the build-out of our network in 2003, 2004 and 2005. Cash flows used in investing activities in 2005 consisted primarily of $48.2 million in property, plant and equipment purchases, offset by $20.0 million in maturities of short term investments.

Cash Flows from Financing Activities

Our net cash provided by (used in) financing activities for 2003, 2004 and 2005 was $85.1 million, $60.2 million and $(0.9) million, respectively. Cash flows from financing activities in 2004 consisted primarily of borrowings on our senior credit facility. We paid the outstanding amount of $64.8 million on our senior credit facility with a portion of the net proceeds of $123.8 million received from our 14% senior notes offering in March of 2004.

Capital Expenditures

We spent approximately $46.3 million, $50.8 million and $48.2 million in capital expenditures, including capitalized interest, 2003, 2004 and 2005, respectively. The indenture governing the notes prohibits us from making capital expenditures when the aggregate amount of cash and cash equivalents held by us (after giving effect to such planned capital expenditure) would be less than $20 million. The capital expenditures amounts described above relate to network construction; initial installation costs; the purchase of customer premise equipment, such as cable set-top boxes and cable modems; and corporate and network equipment, such as switching and transport equipment; and billing and information systems.

We anticipate spending approximately $28 million to $30 million, excluding capitalized interest, in capital expenditures during the year ended December 31, 2006. The company intends to manage its capital expenditures in accordance with the covenant set forth in the indenture to ensure that cash is not less than $20 million.

Contractual Obligations and Commercial Commitments

We are obligated to make payments under a variety of contracts and other commercial arrangements, including the following:

Capital Leases. We lease office and facilities space under leasing arrangements. We also have certain capital leases for telecom switching equipment and office equipment.

Operating Leases. We lease office space, vehicles and other assets for varying periods. Leases that expire are generally expected to be renewed or replaced by other leases.

Maintenance Agreements. We have numerous agreements for the maintenance of leased fiber optic capacity.

Purchase Agreements. We may be required to purchase a minimum of $40.8 million of equipment from some of our suppliers between January 2006 and December 2010 ($1.8 million of the 2006 commitment was cancelled in February 2006). We entered into these agreements based upon estimates of equipment we expect to need over this five-year period. The majority of these purchase commitments are contingent upon delivery of technical and functional next generation requirements. If we do not actually need the estimated amount and type of equipment, our financial condition could be adversely affected because we would be obligated to spend money on equipment we do not need, rather than applying it to help grow and develop our business.

The following table represents the above described contractual obligations as December 31, 2005:

	Payments Due by Period						Total
Contractual Obligations	2006	2007	2008	2009	2010	2011 & Beyond
	(In thousands)
Capital lease obligations	$2,178	$1,988	$1,926	$1,875	$1,597	$19,749	$29,313
Operating lease obligations	4,020	3,461	2,767	2,321	1,628	11,491	25,688
Maintenance obligations	1,039	1,039	1,039	1,039	1,021	10,106	15,283
Purchase obligations(1)	2,255	—	3,866	—	34,709	—	40,830

Total	$9,492	$6,488	$9,598	$5,235	$38,955	$41,346	$111,114

(1)	$1.8 million of the 2006 commitment was cancelled in January 2006.

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

We have entered into contracts with various entities to provide us with video programming services. We pay a monthly fee for those services, generally based on the average number of video subscribers to that service during the service period. We estimate programming fees to be approximately $30 million in 2006.

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

Revenue Recognition

Revenue from customers consists of fixed monthly fees for bundled services and certain network services, and usage based fees for long distance services in certain bundles and the majority of our network services. Local governmental authorities impose franchise fees on the majority of our franchises ranging up to a federally-mandated maximum of 5% of annual gross revenues derived from the operation of the cable television system, to provide cable television services, as provided in the franchise agreements. Such fees are collected on a monthly basis from our customers and periodically remitted to local franchise authorities. Franchise fees collected and paid are reported as revenues and expenses, respectively. Our revenues are recognized when services are provided, regardless of the period in which they are billed. Amounts billed in advance are reflected in the balance sheet as deferred revenue and are deferred until the service is provided. As of October 25, 2005, Grande’s application for a statewide franchise was approved and rather than paying fees to individual municipal franchise authorities, Grande shall remit fees associated with the provision of cable programming to one state agency, the PUC.

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

Judgment is required to determine the extent to which indirect costs, or overhead, are incurred as a result of specific capital activities, and therefore should be capitalized. We allocate overhead based upon the portion of indirect costs that contribute to capitalizable activities using an overhead rate applied to the amount of direct labor capitalized based upon our analysis of the nature of costs incurred in support of capitalizable activities. The primary costs that are included in the determination of overhead rates are (i) employee benefits and payroll taxes associated with capitalized direct labor, (ii) direct variable costs associated with capitalizable activities, consisting primarily of installation and construction vehicle costs, (iii) the cost of support personnel, such as personnel who directly assist with capitalizable installation activities, and (iv) indirect costs directly attributable to capitalizable activities. For 2003, 2004 and 2005, $9.3 million, $10.0 million and $10.6 million of labor and overhead costs were capitalized, respectively.

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

We performed our annual goodwill impairment test as of October 1, 2005. This test was performed in accordance with Statement of Financial Accounting Standards, or SFAS, No. 142—Goodwill and Other Intangible Assets, which we adopted effective January 1, 2002. SFAS No. 142 recognizes that since goodwill and certain intangible assets may have indefinite useful lives, these assets are no longer required to be amortized but are to be evaluated at least annually for impairment. An independent appraisal firm was used for this analysis. The estimated fair value was determined based on a discounted cash flow analysis and review of multiples for comparable companies. The assumptions used in the valuation testing have subjective components, including anticipated future operating results and cash flows based on our business plan and overall expectations as to market and economic considerations. During the last half of 2005, we revised projections downward for our network services line of service based on our new management’s revised business strategy, current trends in the industry and management’s analysis of the competitive environment in this line of service. We performed our annual impairment test as of October 1, 2005, which indicated carrying value exceeded estimated fair value for a portion of the Thrifty Call goodwill. Based on the results of this test, we recorded an impairment loss of $39.6 million in 2005 related to the Thrifty Call acquisition in 2000.

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

Recent Accounting Pronouncements

Share-Based Payment

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment”, (SFAS 123R). SFAS 123R addresses the accounting for share-based payments to employees, including grants of employee stock options. Under the new standard, companies will no longer be able to account for share-based compensation transactions using the intrinsic method in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. Instead, companies will be required to account for such transactions using a fair-value method and recognize the expense in the consolidated statement of operations. SFAS 123R will be effective for the first period beginning after December 15, 2005. We will adopt SFAS 123R on January 1, 2006 using the prospective method and will not restate prior periods. SFAS 123R will apply to awards granted, modified or settled on or after January 1, 2006. Under SFAS 123R we will be using a Black-Scholes-Merton model to value these stock awards. Awards outstanding as of December 31, 2005 will continue to be accounted for under the previous accounting model, the intrinsic value method under APB Opinion No. 25, whereby no compensation was recognized for most stock option awards.

Conditional Asset Retirement Obligations

During the first quarter of 2005, the FASB issued FASB Interpretation Number 47, “Accounting for Conditional Asset Retirement Obligations, an Interpretation of FASB Statement 143” (FIN 47). Under the provisions of FIN 47, companies must accrue legally-mandated costs to dispose of assets that are triggered by a future conditional action. This modifies FASB Statement 143, “Accounting for Asset Retirement Obligations” (FAS 143) which required accrual of costs only when removal and disposal were legally required. Any liability accrued would be offset by an increase in the value of the asset. The adoption of FIN 47 did not have a material impact on the Company’s financial statements.

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

Item 8 is incorporated by reference to pages F-1 through F-26 herein.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer, who is our principal executive officer, and our Chief Financial Officer, who is our principal financial officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e), as applicable, under the Securities Exchange Act of 1934) as of December 31, 2005. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to Grande, including its consolidated subsidiaries, required to be included in this report and the other reports that we file or submit under the Securities Exchange Act of 1934.

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

Directors

The following table sets forth the name and age of each director, indicating all positions and offices with our company currently held by the director:

Name	Age	Position

James M. Mansour(3)(4)(5)	46	Chairman of the Board of Directors
Duncan T. Butler, Jr.(2)(3)(4)	43	Member, Board of Directors
Roy H. Chestnutt	46	Chief Executive Officer and Member, Board of Directors
John C. Hockin(1)(6)	35	Member, Board of Directors
David C. Hull, Jr.(1)(2)(6)	61	Member, Board of Directors
William Laverack, Jr.(2)(3)(4)(5)	49	Member, Board of Directors
William E. Morrow	43	Member, Board of Directors

(1)	Member of the audit committee.

(2)	Member of the compensation committee.

(3)	Member of the executive committee.

(4)	Member of the finance committee.

(5)	Member of the nominating committee.

(6)	Audit Committee Financial Expert

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

Roy H. Chestnutt joined Grande as our Chief Executive Officer in February 2006. Prior to joining Grande, Chestnutt was the Senior Vice President of National Field Sales and General Business for Sprint-Nextel. He was responsible for the General Business segment, which focuses on nationwide wireline and wireless operations of direct sales channels, value-added resellers (VARs), business solutions partners, sales operations and pre-sale support. Before Nextel merged with Sprint, Chestnutt held positions at Nextel Communications as Regional Vice President of the Southwest in Austin and of the West in the San Francisco Bay Area from 2002 to 2005. He also served as President of the Texas/Oklahoma area from its Austin offices. Chestnutt also has general management experience with PrimeCo Personal Communications and AirTouch Cellular. Chestnutt earned an MBA from the University of San Francisco with an emphasis in General Management and International Business and a Bachelor’s of Science in Business Administration from San Jose State University with a focus in marketing.

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

Executive Officers

The following table sets forth the name and age of each executive officer, indicating all positions and offices with our company currently held by the executive officer (1,2,3):

Name	Age	Position
Roy H. Chestnutt	46	Chief Executive Officer, Member, Board of Directors
W.K.L. “Scott” Ferguson, Jr.	47	Chief Operating Officer
Martha E. Smiley	58	Executive Vice President
Michael L. Wilfley	50	Chief Financial Officer

(1)	William E. Morrow served as Chief Executive Officer and Vice Chairman of the Board until July 2005.

(2)	Joe C. Ross served as President until September 2005.

(3)	Andrew Kever served as Senior Vice President, General Counsel and Secretary until July 2005.

Set forth below are descriptions of the backgrounds of each of our executive officers, other than Mr. Chestnutt, whose position and background is described above.

W.K.L. “Scott” Ferguson, Jr. has served as our Chief Operating Officer since February 2006. Prior to that he has served as Interim Chief Executive Officer and President, Executive Vice President, Retail Services and Chief Operating Officer. Previously, Mr. Ferguson was a founding partner and senior vice president of PrimeOne, L.P., a broadband video services company. At PrimeOne, Mr. Ferguson was involved with operating, sales and customer service strategy for BellSouth, SBC Communications, Inc. and Southern New England Telephone Corporation broadband trials and businesses. Prior to working at PrimeOne, Mr. Ferguson served in various capacities at Prime Cable, a cable multiple systems operator based in Austin, Texas, including vice president of administrative services and vice president of operations. Prior to Prime Cable, Mr. Ferguson worked for Tenneco, Inc. in the corporate finance and investor relations groups as well as Arthur Young & Co. where he focused in tax practice. He is a certified public accountant and a graduate of the University of Texas at Austin, where he earned his BBA degree in Finance and an MBA in Accounting and Finance.

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

Provisions Governing Grande’s Board of Directors

Grande’s Board of Directors currently consists of seven members. The board of directors will consist of no more than ten directors consisting of the following persons so designated by parties to the investor rights agreement.

Each stockholder party to Grande’s investor rights agreement has agreed to vote all of its Grande capital stock in favor of certain designees to the board of directors. Under the terms of the investor rights agreement, Robert Hughes has the right to designate one representative of the common stockholders to Grande’s board of directors. Centennial Fund VI, L.P. has the right, on behalf of itself and the other Centennial entities that are Grande stockholders, to designate two representatives to Grande’s board of directors. J. H. Whitney IV, L.P. and its affiliates that are Grande stockholders have the right to designate two representatives to Grande’s board of directors. The holders of Series D preferred stock and Series E preferred stock together as a single class have the right to designate one representative to Grande’s board of directors. The nominating committee has the right to select a representative to Grande’s board of directors, which representative must be approved by the other directors and the holders of a majority of Grande’s capital stock. The person serving as Grande’s president or chief executive officer will also serve on Grande’s board of directors. The Board of Directors is divided into three classes, as equal in number as possible. One class is elected each year for a term of three years.

Centennial has designated one director and Whitney has designated two directors. Messrs. Hull, Laverack and Hockin are the director nominees selected by the holders of the outstanding Series A preferred stock, Mr. Butler is the director nominee selected by the holders of the outstanding Series D preferred stock and the Series E preferred stock, Mr. Mansour is the director nominee selected by the nominating committee of the Board of Directors, and Mr. Chestnutt is our chief executive officer. Mr. Morrow remained on the board of directors upon his resignation as Grande’s Chief Executive Officer in July 2005.

The right of Centennial and Whitney each to continue to designate two directors is subject to these entities continuing to maintain certain minimum percentages of their investment commitment in our company. The right of Centennial and Whitney each to designate one of their directors will terminate on the effective date of the registration statement pertaining to our first firm commitment underwritten public offering with an offering price of at least $1.30 per share and gross proceeds to us of at least $150 million.

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

Under the investor rights agreement, our board of directors must meet at least four times a year. The board of directors must maintain nominating, audit and compensation committees. The audit committee may not include any representatives of our management. The nominating and compensation committees must include one of Centennial’s directors and one of Whitney’s directors, and the directors designated by Centennial and Whitney must comprise a majority of the members of the nominating and compensation committees.

Board Committees

Grande’s board of directors has established audit, compensation, executive, nominating and finance committees.

The audit committee, currently consisting of Messrs. Hockin and Hull, is responsible for appointing the firm to serve as independent accountants to audit Grande’s financial statements. The audit committee then discusses the scope and results of the audit with the independent accountants and reviews with the independent accountants and management Grande’s interim and year-end operating results. In addition to these activities, the audit committee considers the adequacy of internal accounting controls and audit procedures and approves all audit and non-audit services to be performed by the independent accountants.

The compensation committee determines the compensation policies applicable to management and administers Grande’s stock option plan. The compensation committee currently consists of Messrs. Butler, Hull and Laverack.

The executive committee, currently consisting of Messrs. Butler, Laverack and Mansour, was formed to manage the Chief Executive Officer search process and the leadership transition.

The nominating committee recommends individuals to serve on the board of directors. The nominating committee currently consists of Messrs. Laverack and Mansour.

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

Summary Compensation

The following table summarizes the compensation paid to or earned by our Chief Executive Officer and to each of our four most highly compensated executive officers other than the Chief Executive Officer who were serving as executive officers at the end of our last fiscal year. Messrs. Ferguson, James, Morrow, Ross, Wilfley and Ms. Smiley are collectively referred to as the “Named Executive Officers.”

Name and Principal Position	Year	Annual Compensation					Long-Term Compensation Awards	All Other Compensation(1)
		Salary	Bonus	Severance			Securities Underlying Options
W.K.L. “Scott” Ferguson, Jr. Interim Chief Executive Officer and President(2)	2005 2004 2003	$190,562 197,723 189,615	$14,529 11,995 25,838	$	— — —		— — 1,502,531	$2,717 7,642 7,206

William E. Morrow, Former Chief Executive Officer(3)	2005 2004 2003	168,750 332,000 295,962	— 161,064 142,782		325,000 — —	(4)	483,191 326,971 2,965,088	8,537 11,320 10,800

Michael Wilfley Chief Financial Officer	2005 2004 2003	217,464 225,008 212,885	13,696 70,340 45,819		— — —		211,021 104,925 1,905,287	9,596 10,005 10,800

Martha Smiley Executive Vice President	2005 2004 2003	223,881 231,238 217,038	13,502 62,358 41,417		— — —		187,074 94,845 1,407,650	7,311 7,586 7,055

Jerry L. James Executive Vice President, Enterprise Sales(5)	2005 2004 2003	275,834 284,898 267,404	— 22,455 43,670		— — —		— 100,004 1,596,719	6,584 7,970 9,337

Joe C. Ross Former President(6)	2005 2004 2003	138,462 181,566 170,331	— 79,419 34,352		118,230 — —	(7)	238,259 78,667 20,213	— 5,901 5,700

(1)	The amounts shown in this column consist of matching contributions by us to our executives’ 401(k) savings and retirement plan as well as a monthly car allowance.

(2)	Mr. Ferguson, Jr. served as Interim Chief Executive Officer and President from July 2005 to February 2006. He remains with the company as Chief Operating Officer.

(3)	Mr. Morrow resigned as Chief Executive Officer in July 2005.

(4)	Represents severance payments to which Mr. Morrow became entitled in accordance with the terms of his separation agreement.

(5)	Mr. James served as Executive Vice President until January 2005 and remained an employee of Grande through January 2006.

(6)	Mr. Ross resigned as President in July 2005.

(7)	Represents severance payments to which Mr. Ross became entitled in accordance with the terms of his separation from Grande.

Equity Compensation Plans

The Company maintains the 2000 Stock Incentive Plan and the Long-Term Stock Incentive Plan. The table below sets forth the following information as of December 31, 2005 for (i) all compensation plans previously approved by the Company’s shareholders and (ii) all compensation plans not previously approved by the Company’s shareholders:

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

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in First Column)
Equity compensation plans approved by shareholders	49,414,571	$0.32	31,005,564
Equity compensation plans not approved by shareholders	—	—	—

Total	49,414,571	$0.32	31,005,564

2000 Stock Incentive Plan

The following is a summary of the terms of our 2000 Stock Incentive Plan. Each option issued under the plan is governed by the provisions of the plan and the related stock option agreement.

General. Our 2000 Stock Incentive Plan was adopted by the board of directors of Grande Communications, Inc. and approved by its stockholders on February 24, 2000 and assumed by us in March 2001. The plan allows us to provide equity incentives to our employees, officers and directors and to other persons who provide services to us and any parent or subsidiary of ours by providing such individuals with an opportunity to acquire shares of our common stock. The purposes of the plan are to attract and retain highly qualified employees, officers, directors and other service providers, provide additional incentive to such persons and promote the success of our business. Our board of directors and stockholders have approved a provision in the plan under which the number of shares of our common stock reserved for issuance under the plan increases based upon the capital stock we have outstanding. The plan provides that, at all times, we must have reserved for issuance the lesser of (a) 10% of our issued and outstanding common stock (including preferred stock on an “as-converted to common stock” basis), measured as of the last day of the month preceding the determination date and (b) 70,000,000 shares of common stock. In addition to the 70,000,000 shares under the stock option incentive plan, our shareholders approved an additional 12,000,000 shares of common stock for distribution to management and directors on December 28, 2005. Therefore, we have 82,000,000 shares in the common stock option pool, of which 1,579,865 shares have been exercised.

As of December 31, 2005, options to purchase up to an aggregate of 49,414,571 shares of our common stock were outstanding. The exercise prices of these options range from $0.20 to $0.80 per share. Generally, option grants vest with respect to 25% of the total number of shares covered by the option on each of the first, second, third and fourth anniversaries of the vesting start date, provided the grantee continues in our service.

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

Stock Option Grants In Last Fiscal Year

The following table sets forth information concerning all stock options granted to each of the Named Executive Officers during the fiscal year ended December 31, 2005. These options were granted under our 2000 Stock Incentive Plan.

	Individual Grants			Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term(2)
Name	Number of Securities Underlying Options Granted	Percent of Total Options Granted to Employees in 2005	Exercise Price Per Share(1)
					5%	10%
W.K.L. “Scott” Ferguson, Jr.	—	0%	$—	—	$—	$—
William E. Morrow	483,191	5.0%	0.20	2/15/15	60,755	154,016
Michael L. Wilfley	211,021	2.2%	0.20	2/15/15	26,542	67,263
Martha E. Smiley	187,074	1.9%	0.20	2/15/15	23,530	59,630
Jerry L. James	—	0%	—	—	—	—
Joe C. Ross	238,259	2.4%	0.20	2/15/15	29,968	75,945

(1)	The exercise price per share for the options was equal to the fair market value of the common stock as of the grant date as determined by our board of directors.

(2)	Potential realizable value is calculated net of exercise prices and before taxes based on the assumption that our common stock appreciates at the annual rate shown, compounded annually, from the date of grant until the expiration of the option term. The potential realizable value is calculated based on the requirements of the SEC and does not reflect our estimate of future stock price growth.

Stock Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

The following table sets forth information concerning all stock options exercised during fiscal 2005 and unexercised stock options held at the end of that fiscal year by the Named Executive Officers:

	Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options at Fiscal Year-End		Value of Unexercised In-the- Money Options at Fiscal Year-End
Name			Exerciseable	Unexerciseable	Exerciseable	Unexerciseable
W.K.L. “Scott” Ferguson, Jr.	—	—	1,578,201	826,912	—	—
William E. Morrow	—	—	3,430,971	2,333,193	—	—
Michael L. Wilfley	—	—	2,177,163	1,308,456	—	—
Martha E. Smiley	—	—	1,614,245	1,040,936	—	—
Jerry L. James	—	—	1,858,721	968,484	—	—
Joe C. Ross	—	—	1,324,377	751,833	—	—

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

Long-Term Incentive Plan—Awards in Last Fiscal Year

Name	Number of Shares, Units or Other Rights	Performance or Other Period Until Maturation or Payout
W.K.L. “Scott” Ferguson, Jr.	—	—
William E. Morrow	483,191	—
Michael L. Wilfley	211,021	—
Martha E. Smiley	187,074	—
Jerry L. James	—	—
Joe C. Ross	238,259	—

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

Compensation of Directors

Mr. Mansour, our Chairman, receives annual compensation of $75,000 and also receives options to purchase common stock. Mr. Thomas P. McMillin, Director and Audit Committee Chairman, received annual compensation of $30,000 and also received options to purchase common stock. Mr. McMillin resigned his position as Director on February 10, 2006, and the Board has commenced a search to replace Mr. McMillin. Directors are reimbursed for their reasonable out-of-pocket expenses incurred in attending meetings. Other than the above, directors do not receive compensation for serving on the board of directors or any of its committees.

Employment Agreement

Roy H. Chestnutt is employed as Chief Executive Officer for an indefinite term under an employment agreement initially effective January 26, 2006. Under the terms of the Employment Agreement, Mr. Chestnutt’s employment with Grande is at will. Mr. Chestnutt will be paid a base salary of $375,000 per annum with such increases as may be determined by the Grande Board of Directors, and Mr. Chestnutt is eligible to earn an annual bonus during each fiscal year during which he remains an executive employee of the Company of up to 100% of his then current base salary. Mr. Chestnutt will also be granted a stock option to purchase 7,000,000 shares of Grande’s common stock at a strike price of $.05 per share and a stock option to purchase 11,000,000 shares of Grande’s Series H Preferred Stock at a strike price of $.10 per share. Each of the stock options will vest 25% on the first anniversary of the date that Mr. Chestnutt commences his duties as Chief Executive Officer and 1/36th on the last day of each calendar month thereafter until fully vested. The stock options will become fully vested upon a change in control of the company as defined in the Employment Agreement.

In the event that Grande terminates the Employment Agreement without cause or Mr. Chestnutt terminates the Employment Agreement for good reason, Grande is required to pay Mr. Chestnutt severance in the amount of his then current base salary and Grande will continue Mr. Chestnutt’s then current insurance and health care coverages until the first anniversary of the date of said termination. Payment of the severance amount will be made in equal monthly installments over 12 months. The Employment Agreement also provides for the reimbursement of relocation expenses incurred by Mr. Chestnutt.

Compensation Committee Interlocks and Insider Participation

None of the members of the compensation committee are or have been officers or employees of ours, or any of our subsidiaries.

Board Compensation Committee Report on Executive Compensation

The Compensation Committee of the Board of Directors has prepared the following report on the Grande’s policies with respect to the compensation of executive officers for the fiscal year ended December 31, 2005. This report is not soliciting material and is not deemed filed with the SEC and is not incorporated by reference in any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date of this Annual Report on Form 10-K, notwithstanding any general incorporation language in any such filing.

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

Executive Officer Compensation. The determination of 2005 executive compensation by the Compensation Committee was made after a review and consideration of a number of factors, including each executive’s level of responsibility and commitment, level of performance (with respect to specific areas of responsibility and on an overall basis), past and present contribution to and achievement of our goals and performance, compensation levels at comparable companies and historical compensation levels, and following consultation with and recommendations from our Chief Executive Officer.

Chief Executive Officer Compensation. William Morrow, our Former Chief Executive Officer, had an employment agreement providing for an annual base salary of $350,000. Pursuant to the employment agreement, Mr. Morrow was also eligible for an annual bonus to be determined by the board of directors upon recommendation of the Compensation Committee according to his personal job performance and mutually agreed upon corporate goals and objectives. During 2005, the Compensation Committee awarded Mr. Morrow options to purchase 483,191 shares of common stock under our stock option plan. The options have an exercise price of $0.20 per share and expire in 2015. The bonus paid in 2005 related to the 2004 bonus award, no bonus award was made in 2005. Mr. Morrow resigned as Chief Executive Officer on July 5, 2005.

Roy H. Chestnutt, our Chief Executive Officer, has an employment agreement providing for an annual base salary of $375,000. Pursuant to the employment agreement, Mr. Chestnutt is also eligible to earn an annual bonus during each fiscal year during which he remains an executive employee of the Company of up to 100% of his then current base salary. Mr. Chestnutt will also be granted a stock option to purchase 7,000,000 shares of Grande’s common stock at a strike price of $.05 per share and a stock option to purchase 11,000,000 shares of Grande’s Series H Preferred Stock at a strike price of $.10 per share. Each of the stock options will vest 25% on the first anniversary of the date that Mr. Chestnutt commences his duties as Chief Executive Officer and 1/36th on the last day of each calendar month thereafter until fully vested. The stock options will become fully vested upon a change in control of the company as defined in the Employment Agreement. It is the view of the Compensation Committee that the award of these stock options are an effective way of aligning Mr. Chestnutt’s financial interests to those of the our other shareholders because the value of these options is directly linked to increases in shareholder value.

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

As of December 31, 2005, our outstanding capital stock consisted of 12,989,965 shares of common stock, 232,617,839 shares of Series A preferred stock, 20,833,333 shares of Series B preferred stock, 17,005,191 shares of Series C preferred stock, 114,698,442 shares of Series D preferred stock, 7,999,099 shares of Series E preferred stock, 11,758,278 shares of Series F preferred stock and 34,615,330 shares of Series G preferred stock. The total number of votes that could have been cast as of December 31, 2005 equaled 452,017,477. On December 28, 2005, the company authorized the creation of the 30,000,000 shares of Series H Preferred Stock, of which no shares are issued or outstanding as of December 31, 2005.

Principal Stockholders

The following table presents, as of December 31, 2005 information based upon our records regarding each person known to us to be the beneficial owner of more than 5% of any series of our voting stock:

Name(1)	Number of Common Shares Beneficially Owned(2)		Percentage Of Voting Stock(3)	Beneficial Ownership(4)
Whitney & Co. affiliated funds (the “Whitney Funds”)	105,660,232	(5)	17.89%	23.38%
Centennial	101,529,441	(6)	17.19%	22.46%
Austin Ventures VII, L.P.	30,996,152	(7)	5.25%	6.86%
Alta Communications	30,650,514	(8)	5.19%	6.78%
HarbourVest Partners VI—Direct Fund, L.P.	30,652,654	(9)	5.19%	6.78%
Lightspeed Venture Funds	30,652,628	(10)	5.19%	6.78%

(1)	The address of all principal stockholders is c/o Grande Communications Holdings, Inc., 401 Carlson Circle, San Marcos, Texas 78666.

(2)	In accordance with Rule 13d-3 under the Exchange Act, a person is deemed to be a “beneficial owner” of a security if he or she has or shares the power to vote or direct the voting of such security or the power to dispose or direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has the right to acquire beneficial ownership within 60 days from December 31, 2005. More than one person may be deemed to be a beneficial owner of the same securities. All persons shown in the table above have sole voting and investment power, except as otherwise indicated. Accordingly, the number of common shares owned by such person as of a particular date is the sum of (i) the number of shares of common stock held by such person, (ii) the number of shares of common stock issuable upon conversion of preferred stock held by such person and (iii) the number of shares of common stock issuable upon exercise of warrants held by such person.

(3)	Percentage of Voting Stock of such person as of a particular date is calculated by dividing the number of common shares owned by such person as determined in accordance with the preceding footnote by the sum of (i) the total number of shares of common stock outstanding, (ii) the total number of shares of common stock issuable upon conversion of preferred stock and (iii) the number of shares of common stock issuable upon exercise of warrants.

(4)	Beneficial ownership is calculated in accordance with SEC rules and regulations. For the purpose of computing the percentage ownership of each beneficial owner, any securities which were not outstanding but which were subject to options, warrants, rights or conversion privileges held by such beneficial owner exercisable within 60 days were deemed to be outstanding in determining the percentage owned by such person, but were not deemed outstanding in determining the percentage owned by any other person.

(5)	Includes the following shares owned by the Whitney Funds:

	Series A Shares	Series C Shares	Series D Shares	Series E Shares	Series F Shares	Series G Shares	Warrants
J.H. Whitney IV, L.P.	32,000,000	1,315,178	13,078,716	1,199,067	1,489,837	6,438,869	25,755,476
J.H. Whitney III, L.P.	—	—	12,775,028	1,171,224	436,569	1,886,793	7,547,172
J.H. Whitney Strategic Partners III, L.P.	—	—	303,687	27,842	10,459	44,863	179,452

(6)	Includes the following shares owned by Centennial Fund VI, L.P., Centennial Strategic Partners VI, L.P., Centennial Entrepreneurs Fund VI, L.P., Centennial Holdings I, L.L.C., Centennial Entrepreneurs Fund V, L.P., and Centennial Fund V, L.P.:

	Series A Shares	Series C Shares	Series D Shares	Series E Shares	Series F Shares	Series G Shares	Warrants
Centennial Fund VI, L.P.	26,391,856	1,426,107	12,163,206	1,115,132	1,213,042	5,934,491	23,737,964
Centennial Strategic Partners VI, L.P.	2,375,267	85,567	915,510	83,934	84,913	497,263	1,989,052
Centennial Entrepreneurs Fund VI, L.P.	684,932	42,783	326,967	29,976	36,391	157,242	628,968
Centennial Holdings I, L.L.C.	547,945	28,522	261,574	23,981	24,261	124,314	497,256
Centennial Entrepreneurs Fund V, L.P.	—	—	328,547	12,390	13,586	49,726	198,904
Centennial Fund V, L.P.	—	—	10,620,713	400,431	439,283	1,607,489	6,429,956

(7)	Includes 20,000,000 shares of Series A preferred stock, 1,055,320 shares of Series C preferred stock, 659,137 shares of Series F preferred stock, 1,856,339 shares of Series G preferred stock and 7,425,356 warrants to acquire Series G Preferred Stock owned by Austin Ventures VII, L.P.

(8)	Includes the following shares owned by Alta Communications VIII, L.P., Alta Communications VIII-B, L.P., Alta Associates VIII LLC, and Alta Comm VIII S by S LLC:

	Series A Shares	Series C Shares	Series F Shares	Series G Shares	Warrants
Alta Communications VIII, L.P.	18,648,405	766,628	607,934	1,711,735	6,846,940
Alta Communications VIII-B, L.P.	1,038,238	42,682	33,847	95,300	381,200
Alta VIII Associates, LLC	5,000	—	—	—	—
Alta Comm VIII S by S, LLC	308,357	12,676	10,052	28,304	113,216

(9)	Includes 20,000,000 shares of Series A preferred stock, 821,986 shares of Series C preferred stock, 651,833 shares of Series F preferred stock, 1,835,767 shares of Series G preferred stock and 7,343,068 warrants to acquire Series G preferred stock owned by HarbourVest Partners VI—Direct Fund, L.P.

(10)	Includes the following shares owned by Weiss, Peck & Greer Venture Associates V, L.L.C., Weiss, Peck & Greer Venture Associates V-A, L.L.C., Weiss, Peck & Greer Venture Associates V Cayman, L.L.C., Lightspeed Venture Partners VI, L.P., Lightspeed Venture Partners VI-A, L.P., Lightspeed Venture Partners VI Cayman, L.P., WPG Information Sciences Entrepreneur Fund II, L.L.C., WPG Information Sciences Entrepreneur Fund II-A, L.L.C., Lightspeed Venture Partners Entrepreneur VI, L.P. and Lightspeed Venture Partners Entrepreneur Fund VI-A, L.P.:

	Series A Shares	Series C Shares	Series F Shares	Series G Shares	Warrants
Weiss, Peck & Greer Venture Associates V, L.L.C.	8,000,000	328,794	260,733	734,306	2,937,224
Weiss, Peck & Greer Venture Associates V-A, L.L.C.	67,000	2,754	2,184	6,149	24,596
Weiss, Peck & Greer Venture Associates V Cayman, L.L.C.	1,641,999	67,485	53,515	150,716	602,864
Lightspeed Venture Partners VI, L.P.	8,797,500	361,572	286,726	807,507	3,230,028
Lightspeed Venture Partners VI-A, L.P.	65,900	2,708	2,148	6,049	24,196
Lightspeed Venture Partners VI Cayman, L.P.	788,000	32,386	25,682	72,329	289,316
WPG Information Sciences Entrepreneur Fund II, L.L.C.	180,000	7,398	5,866	16,521	66,084
WPG Information Sciences Entrepreneur Fund II-A, L.L.C.	111,000	4,562	3,618	10,188	40,752
Lightspeed Venture Partners Entrepreneur VI, L.P.	307,700	12,646	10,028	28,243	112,972
Lightspeed Venture Partners Entrepreneur Fund VI-A, L.P.	40,900	1,681	1,333	3,754	15,016

Directors and Executive Officers

The following table presents, as of December 31, 2005, information regarding the ownership of our common stock by each of our directors and named executive officers and all of our directors and executive officers as a group:

Name	Number of Common Shares Beneficially Owned(1)		Percentage Of Voting Stock(2)	Beneficial Ownership(3)
James Mansour	850,000	(4)	*	6.81%
W.K.L. “Scott” Ferguson, Jr.	2,319,802	(5)	*	18.57%
William Morrow	6,593,943	(6)	1.44%	52.79%
Michael Wilfley	2,433,279	(7)	*	19.48%
Martha Smiley	2,917,114	(8)	*	23.36%
Jerry James	3,734,772	(9)	*	29.90%
Joe Ross	2,811,895	(10)	*	22.51%
Duncan Butler	—	(11)	*	*
John Hockin	—	(12)	*	*
David Hull, Jr.	—	(13)	*	*
William Laverack	—	(14)	*	*
All directors and executive officers as a group (11 persons)	21,660,805		4.57%	173.43%

*	Less than 1%.

(1)

In accordance with Rule 13d-3 under the Exchange Act, a person is deemed to be a “beneficial owner” of a security if he or she has or shares the power to vote or direct the voting of such security or the power to dispose or direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has the right to acquire beneficial ownership within 60 days from December 31, 2005. More than one person may be deemed to be a beneficial owner of the same securities. All persons shown in the table above have sole voting and investment power, except as otherwise indicated. Accordingly, the number of common shares owned by such person as of a particular date is the sum of

(i) the number of shares of common stock held by such person, (ii) the number of shares of common stock issuable upon conversion of preferred stock held by such person and (iii) the number of shares of common stock issuable upon exercise of warrants held by such person. Therefore, the number of common shares owned by such person as of a particular date is the sum of (i) the number of shares of common stock held by such person, (ii) the number of shares of common stock issuable upon conversion of preferred stock held by such person, (iii) the number of shares of common stock issuable upon exercise of warrants held by such person, and (iv) the number of shares of common stock issuable upon exercise of options held by such person that are exercisable at December 31, 2005 or within 60 days thereafter.

(2)	Percentage of Voting Stock of such person as of a particular date is calculated by dividing the number of common shares beneficially owned by such person by the sum of (i) the total number of shares of common stock outstanding, (ii) the total number of shares of common stock issuable upon conversion of preferred stock, (iii) the number of shares of common stock issuable upon exercise of warrants held by such person, and (iv) the number of shares of common stock issuable upon exercise of options held by such person that are exercisable at December 31, 2005 or within 60 days thereafter.

(3)	Beneficial ownership is calculated in accordance with SEC rules and regulations. For the purpose of computing the percentage ownership of each beneficial owner, any securities which were not outstanding but which were subject to options, warrants, rights or conversion privileges held by such beneficial owner exercisable within 60 days were deemed to be outstanding in determining the percentage owned by such person, but were not deemed outstanding in determining the percentage owned by any other person.

(4)	Mr. Mansour is a limited partner of JMM PHLP Ltd. and owner of 100% of Telecom.com, a general partner of JMM PHLP, Ltd. Mr. Mansour disclaims beneficial ownership of shares of our capital stock owned by JMM PHLP Ltd. Includes 850,000 shares issuable upon exercise of options exercisable within 60 days of December 31, 2005.

(5)	Includes 1,604,480 shares issuable upon exercise of options exercisable within 60 days of December 31, 2005 and 3,668 shares of common stock issuable upon conversion of preferred stock issuable upon exercise of warrants.

(6)	Includes 3,684,512 shares issuable upon exercise of options exercisable within 60 days of December 31, 2005 and 14,212 shares of common stock issuable upon conversion of preferred stock issuable upon exercise of warrants.

(7)	Includes 2,286,068 shares issuable upon exercise of options exercisable within 60 days of December 31, 2005 and 35,264 shares of common stock issuable upon conversion of preferred stock issuable upon exercise of warrants.

(8)	The shares of Series A preferred stock, Series C preferred stock, Series F preferred stock and Series G preferred stock listed for Ms. Smiley are owned by Martha Smiley Ventures, Ltd. Includes 1,715,539 shares issuable upon exercise of options exercisable within 60 days of December 31, 2005 and 45,892 shares of common stock issuable upon conversion of preferred stock issuable upon exercise of warrants.

(9)	Includes 1,890,522 shares issuable upon exercise of options exercisable within 60 days of December 31, 2005 and 10,600 shares of common stock issuable upon conversion of preferred stock issuable upon exercise of warrants.

(10)	Includes 2,076,210 shares issuable upon exercise of options exercisable within 60 days of December 31, 2005 and 8,548 shares of common stock issuable upon conversion of preferred stock issuable upon exercise of warrants.

(11)	Mr. Butler is a managing director of the general partner of Centennial Fund VI, L.P., Centennial Strategic Partners VI, L.P. and Centennial Entrepreneurs Fund VI, L.P. and a Senior Vice President of Centennial Holdings I, L.L.C. He is also a managing director of the general partner of Prime VIII, L.P. Mr. Butler disclaims beneficial ownership of shares of our capital stock owned by the Centennial funds and Prime VIII, L.P.

(12)	Mr. Hockin is a partner of Whitney & Co., an affiliate of Whitney Funds. Mr. Hockin disclaims beneficial ownership of shares of our capital stock owned by the Whitney funds.

(13)	Mr. Hull is the managing director of the general partner of Centennial Fund VI, L.P., Centennial Entrepreneurs Fund VI, L.P., Centennial Strategic Partners VI, L.P., Centennial Entrepreneurs Fund V L.P. and Centennial Fund V L.P. and Chief Executive Officer of Centennial Holdings I, LLC. Mr. Hull disclaims beneficial ownership of shares of our capital stock owned by the Centennial funds.

(14)	Shares owned by the Whitney Funds. Mr. Laverack is a managing member of the general partner of each of the Whitney Funds. Mr. Laverack disclaims beneficial ownership of shares of our capital stock owned by the Whitney Funds.

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

Transfer Restrictions. Before a stockholder party to our investor rights agreement may sell, transfer or exchange its stock, it must offer the shares first to our company and second to our preferred stockholders. A preferred stockholder also has the right to participate in a sale of stock by another preferred stockholder. These transfer restrictions do not apply to transfers of our capital stock to (a) an affiliate or family member of the stockholder, (b) a partner, member or stockholder of the stockholder entity, (c) a distribution in connection with the dissolution, winding-up or liquidation of a stockholder or (d) a transferee of a stockholder by will or the laws of interstate succession.

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

Audit fees include amounts paid for our annual audit, quarterly reviews and consultations related to the audit. Audit related fees include amounts paid for the work related to the debt filing and benefit plan audits. Tax services fees include amounts paid for tax consulting and compliance. Other fees include amounts paid for research software.

	2004	2005
Audit Fees	$246,520	$288,000
Audit Related Fees	294,503	30,500
Tax Fees	178,945	5,500
All Other Fees	3,930	3,349

	$723,898	$327,349

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

For a copy of our policy, please visit our website at www.grandecom.com/about/investor.jsp.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Form 10-K:

(1) Financial Statements

(2) Financial Statement Schedule

(3) Exhibits

Grande files herewith the following exhibits:

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of Grande Communications Holdings, Inc.

3.2*	By-Laws of Grande Communications Holdings, Inc.

3.3***	Amendment # 1 to By-Laws of Grande Communications Holding, Inc.

4.1*	Indenture, dated as of March 23, 2004, by and among Grande Communications Holdings, Inc., the Guarantors named therein and U.S. Bank National Association.

4.2*	Registration Rights Agreement, dated as of March 23, 2004, by and among Grande Communications Holdings, Inc., the Guarantors named therein, Bear, Stearns & Co. Inc. and Deutsche Bank Securities Inc.

4.3*	Form of 14% Senior Secured Note due 2011 issued in connection with March 2004 offering.

4.4*	Pledge and Security Agreement, dated March 23, 2004, by and among Grande Communications Holdings, Inc., Grande Communications Networks, Inc., Grande Communications ClearSource, Inc., Grande Communications, Inc., Grande Communications Houston, Inc., Denton Telecom Holdings I, L.L.C., Denton Telecom Investors I, L.L.C, Denton Telecom Partners I, L.P., and U.S. Bank National Association.

4.5	Form of 14% Senior Secured Notes due 2011 issued in connection with March 2006 private placement.

10.1**	System Purchase Agreement by and between Grande Communications, Inc. and Marconi Communications, Inc., dated October 29, 2001, as amended.

10.2*	Grande Communications Holdings, Inc. 2000 Stock Option Plan.

10.3	Employment Agreement, dated January 26, 2006 by and between Grande Communications Holdings, Inc. and Roy H. Chestnutt.

10.4	Fifth Amended and Restated Investor Rights Agreement, dated December 12, 2005 by and among Grande Communications Holdings, Inc., Current Investors, Founders and New Investors.

10.5*	Lease Agreement between Grande Communications Networks, Inc. and GRC (TX) Limited Partnership, dated August 7, 2003.

21	Subsidiaries of Registrant

23.1	Consent of Ernst & Young regarding the financial statements of Grande Communications Holdings, Inc. and Subsidiaries.

24	Power of Attorney of Grande Communications Holdings, Inc. (included on signature page).

31.1	Certification pursuant to Section 302 of the Sabanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.1	Written Statement of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

*	Incorporated by reference to Grande’s Registration Statement on Form S-1 filed with the SEC on May 18, 2004.

**	Incorporated by reference to Grande’s Quarterly Report of Form 10-Q filed with the SEC on August 13, 2004.

***	Incorporated by reference to Grande’s Quarterly Report of Form 10-Q filed with the SEC on November 5, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Grande Communications Holdings, Inc. (Registrant)

Date: March 31, 2006	By:	/s/ ROY H. CHESTNUTT
Roy H. Chestnutt
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Date: March 31, 2006	By:	/s/ MICHAEL L. WILFLEY
Michael L. Wilfley
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

POWER OF ATTORNEY

Know All Men By These Presents, that each person whose signature appears below constitutes and appoints Roy H. Chestnutt and Michael L. Wilfley and each and any of them, our true lawful attorneys-in-fact and agents, to do any and all acts and things in our names and our behalf in our capacities as trustees and officers and to execute any and all instruments for us and in our name in the capacities indicated below, which said attorneys and agents, or either of them, may deem necessary or advisable to enable said Corporation to sign any amendments to this Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROY H. CHESTNUTT Roy H. Chestnutt	Chief Executive Officer (Principal Executive Officer)	March 31, 2006

/s/ JAMES M. MANSOUR James M. Mansour	Chairman of the Board of Directors	March 31, 2006

/s/ MICHAEL L. WILFLEY Michael L. Wilfley	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 31, 2006

/s/ DUNCAN T. BUTLER Duncan T. Butler	Director	March 31, 2006

/s/ JOHN C. HOCKIN John C. Hockin	Director	March 31, 2006

/s/ DAVID C. HULL, JR. David C. Hull, Jr.	Director	March 31, 2006

/s/ WILLIAM LAVERACK, JR. William Laverack, Jr.	Director	March 31, 2006

/s/ WILLIAM E. MORROW William E. Morrow	Director	March 31, 2006

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

GRANDE COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

AS OF DECEMBER 31, 2005 AND 2004 AND FOR EACH OF THE THREE YEARS

IN THE PERIOD ENDED DECEMBER 31, 2005

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

Grande Communications Holdings, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Grande Communications Holdings, Inc. and Subsidiaries as of December 31, 2004 and 2005, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Grande Communications Holdings, Inc. and Subsidiaries at December 31, 2004 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

/s/    Ernst & Young, LLP

March 17, 2006

Austin, Texas

GRANDE COMMUNICATIONS HOLDINGS, INC. & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,
	2004	2005
Assets
Current assets:
Cash and cash equivalents (net of restricted cash of $3,646 and $3,056 as of December 31, 2004 and 2005, respectively)	$41,195	$26,719
Investments	20,000	350
Accounts receivable, net	20,951	18,884
Prepaid expenses and other current assets	2,720	1,973

Total current assets	84,866	47,926
Property, plant and equipment, net	303,536	297,183
Goodwill	133,145	93,639
Other intangible assets, net	5,355	1,963
Debt issue costs, net	6,953	5,970
Other assets	4,661	3,857

Total assets	$538,516	$450,538

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$13,193	$14,232
Accrued liabilities	21,644	20,333
Note payable	43	8
Deferred revenue	5,218	6,006
Current portion of capital lease obligations	636	973

Total current liabilities	40,734	41,552
Deferred rent	753	984
Deferred revenue	4,908	4,374
Capital lease obligations, net of current portion	13,940	14,365
Long term debt	128,237	129,056
Commitments and contingencies (Note 11)
Stockholders’ equity:
Series A preferred stock, $0.001 par value per share; 232,617,839 shares authorized, issued and outstanding; liquidation preference of $232,617,839	233	233
Series B preferred stock, $0.001 par value per share; 20,833,333 shares authorized, issued and outstanding; liquidation preference of $25,000,000	21	21
Series C preferred stock, $0.001 par value per share; 30,000,000 shares authorized, 17,005,191 shares issued and outstanding; liquidation preference of $20,406,229	17	17
Series D preferred stock, $0.001 par value per share; 115,384,615 shares authorized, 114,698,442 shares issued and outstanding; liquidation preference of $149,107,975	115	115
Series E preferred stock, $0.001 par value per share; 8,000,000 shares authorized, 7,999,099 shares issued and outstanding; liquidation preference of $19,997,748	8	8
Series F preferred stock, $0.001 par value per share; 12,307,792 shares authorized, 11,758,278 shares issued and outstanding; liquidation preference of $15,285,761	12	12
Series G preferred stock, $0.001 par value per share; 34,615,384 shares authorized, 34,615,330 shares issued and outstanding; liquidation preference of $134,999,787	35	35
Common stock, $0.001 par value per share; 786,835,883 and 828,835,883 shares authorized, 12,920,366 and 12,989,965 shares issued and outstanding, at December 31, 2004 and 2005, respectively	13	13
Additional paid-in capital	508,313	508,346
Treasury stock, at cost	(5)	(5)
Accumulated deficit	(158,818)	(248,588)

Total stockholders’ equity	349,944	260,207

Total liabilities and stockholders’ equity	$538,516	$450,538

See accompanying notes.

GRANDE COMMUNICATIONS HOLDINGS, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	For the year ended December 31,
	2003	2004	2005
Operating revenues	$181,515	$179,045	$194,731
Operating expenses:
Cost of revenues (excluding depreciation and amortization)	81,900	66,754	72,515
Selling, general and administrative	82,050	93,533	95,992
Depreciation and amortization	51,990	57,292	59,507

Total operating expenses	215,940	217,579	228,014

Operating loss	(34,425)	(38,534)	(33,283)
Other income (expense):
Interest income	154	762	709
Interest expense	(2,887)	(15,189)	(18,801)
Other income	—	—	750
Gain (loss) on disposal of assets	(312)	64	431
Loss on extinguishment of debt	—	(2,145)	—
Goodwill impairment loss	—	—	(39,576)

Total other income (expense)	(3,045)	(16,508)	(56,487)

Net loss	$(37,470)	$(55,042)	$(89,770)

Basic and diluted net loss per share	$(3.20)	$(4.49)	$(7.21)
Basic and diluted weighted average number of common shares outstanding	11,701	12,272	12,458

See accompanying notes.

GRANDE COMMUNICATIONS HOLDINGS, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2002	404,912	$406	12,172	$12	$461,458	$(5)	$(66,306)	$395,565
Series F preferred stock offering expenses	—	—	—	—	(46)	—	—	(46)
Issuance of series G preferred stock, net of related offering expenses of $970,890	34,615	35	—	—	43,994	—	—	44,029
Exercise of common stock options	—	—	137	—	68	—	—	68
Amortization of non-qualified options	—	—	—	—	24	—	—	24
Net loss	—	—	—	—	—	—	(37,470)	(37,470)

Balance at December 31, 2003	439,527	$441	12,309	$12	$505,498	$(5)	$(103,776)	$402,170
Issuance of warrants	—	—	—	—	2,593	—	—	2,593
Exercise of common stock options	—	—	606	1	192	—	—	193
Amortization of non-qualified options	—	—	—	—	25	—	—	25
Other	—	—	5	—	5	—	—	5
Net loss	—	—	—	—	—	—	(55,042)	(55,042)

Balance at December 31, 2004	439,527	$441	12,920	$13	$508,313	$(5)	$(158,818)	$349,944
Exercise of common stock options	—	—	70	—	31	—	—	31
Amortization of non-qualified options	—	—	—	—	2	—	—	2
Net loss	—	—	—	—	—	—	(89,770)	(89,770)

Balance at December 31, 2005	439,527	$441	12,990	$13	$508,346	$(5)	$(248,588)	$260,207

See accompanying notes.

GRANDE COMMUNICATIONS HOLDINGS, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the year ended December 31,
	2003	2004	2005
Cash flows from operating activities:
Net loss	$(37,470)	$(55,042)	$(89,770)
Adjustment to reconcile net loss to net cash provided by operating activities:
Depreciation	48,586	53,409	55,266
Amortization of intangible assets	3,404	3,883	4,241
Amortization of deferred financing costs	472	774	978
Provision for bad debts	3,235	5,119	5,262
Accretion of debt discount	160	623	827
Non-cash compensation expense	24	25	29
Loss /(gain) on sale of assets	312	(64)	(431)
Extinguishment of debt	—	2,145	—
Goodwill impairment loss	—	—	39,576
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	813	(9,606)	(3,195)
Prepaid expenses and other current assets	(4,173)	2,305	1,597
Accounts payable	(2,277)	(919)	1,192
Accrued expenses	1,609	5,082	(1,302)
Deferred revenue	1,244	1,470	295
Deferred rent	—	753	230

Net cash provided by operating activities	15,939	9,957	14,795
Cash flows from investing activities:
Maturities of short term investments	—	—	20,000
Purchases of short term investments	—	(20,000)	(350)
Purchases of property, plant and equipment	(46,336)	(50,835)	(48,226)
Purchase of Advantex, net of cash acquired	(27,650)	—	—
Purchase of C3, net of cash acquired	(7,271)	—	—
Purchase of TXU	(950)	—	—
Purchase price adjustments	4,317	119	(69)
Proceeds on sale of fixed assets	194	—	1,151
Purchase of franchise rights and other	(757)	(445)	(895)

Net cash used in investing activities	(78,453)	(71,161)	(28,389)
Cash flows from financing activities:
Proceeds from sale/leaseback of building	11,906	—	—
Proceeds from borrowings and promissory notes	30,200	132,502	—
Payments of long-term debt	(3,171)	(65,401)	(766)
Deferred financing costs	(914)	(6,342)	6
Net borrowings (repayments) on zero-balance cash account	2,984	(798)	(153)
Proceeds from issuance of common stock	68	192	31
Proceeds from issuance of preferred stock, net of related offering expenses	44,029	—	—

Net cash provided by (used in) financing activities	85,102	60,153	(882)
Net change in cash and cash equivalents	22,588	(1,051)	(14,476)
Cash and cash equivalents, beginning of period	19,658	42,246	41,195

Cash and cash equivalents, end of period	$42,246	$41,195	$26,719

Supplemental disclosure:
Cash paid for interest	$3,287	$10,811	$19,040

Cash paid for franchise taxes	$666	$84	$177

Issuance of common stock warrants	$—	$2,593	$—

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

The accompanying consolidated financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States. The consolidated financial statements include the accounts of all wholly owned subsidiaries. All inter-company transactions and balances have been eliminated.

Certain items related to 2003 and 2004 have been reclassified to conform to the 2005 reporting format. In the opinion of management, these consolidated financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary for a fair presentation of the financial position of the Company as of December 31, 2005 and December 31, 2004, and for each of the three years in the period ended December 31, 2005. The Company has reclassified the operating and financing portion of the cash flows attributable to negative book cash balances related to our zero-balance accounts for the annual periods ended December 31, 2003 and December 31, 2004. In prior periods these cash flows were reported within the change in accounts payable in operating activities, and have been reclassified to cash flows from financing activities to conform with current year presentation. The effect on operating activities was $(3.0) million and $0.8 million for the years ended December 31, 2003 and 2004, respectively. This revision did not have any affect on the Company’s cash balances, compliance with debt covenants, working capital, or operations.

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

As a result of the Company’s cash management system, checks issued but not presented to the banks for payment may create negative book cash balances (zero-balance accounts). Such negative balances are included in current liabilities and total $4.4 million and $4.3 million in 2004 and 2005, respectively.

The Company has entered into agreements which restrict the use of cash. This restricted cash includes certificates of deposit, bonds, and other escrow arrangements. These amounts are classified in the balance sheet as follows:

	2004	2005
	(in thousands)
Other Assets	$3,646	$3,056

Total	$3,646	$3,056

GRANDE COMMUNICATIONS HOLDINGS, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Investments

The Company considers all liquid investments purchased with original maturities of less than one year but more than 3 months to be investments. The Company’s investments include various certificates of deposit and commercial paper.

Investments are carried at original cost, which approximates market value. Investments consist of various certificates of deposit and commercial paper, and all mature within one year of December 31, 2004 and 2005. The carrying amounts of the Company’s investments at December 31, 2004 and 2005 are as follows:

	2004		2005
	Cost	Market Value	Cost	Market Value
	(in thousands)
Certificates of Deposit	$20,000	$20,000	$350	$350

Total	$20,000	$20,000	$350	$350

The Company accounts for investment securities under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” SFAS No. 115 requires investment securities to be classified as held-to-maturity, trading or available-for-sale based on the characteristics of the securities and the activity in the investment portfolio. At December 31, 2004 and 2005, all investment securities were classified as available-for-sale. The Company specifically identifies its investments and uses the cost of the investments as the basis for recording unrealized gains and losses as part of other comprehensive income on the Consolidated Balance Sheet and for recording realized gains and losses as part of other income and expenses on the Consolidated Statement of Operations. As of December 31, 2004 and 2005, the Company did not have any unrealized gains or losses on available-for-sale securities. The Company realized no related gains or losses during the years ended December 31, 2003, 2004 and 2005.

Accounts Receivable

Accounts receivable are recorded at the net realizable value. We use estimates to determine our allowance for doubtful accounts. These estimates are based on historical collection experience, current trends, credit policy and a percentage of our customer accounts receivable. In determining these percentages, we look at historical write-offs of our receivables.

Property, Plant and Equipment

Our industry is capital intensive, and a large portion of our resources are spent on capital activities associated with building our network. Property, plant and equipment reflects the original cost of acquisition or construction, including costs associated with network construction and initial customer installations. Direct labor costs directly associated with capital projects are capitalized. We capitalize direct labor costs associated with personnel based upon allocations of time devoted to network construction and customer installation activities. Costs capitalized as part of initial customer installations include materials, direct labor, and certain indirect costs. These indirect costs are associated with the activities of personnel who assist in connecting and activating the new service and consist of compensation and overhead costs associated with these support functions. We capitalized internal direct labor and overhead costs of $9.3 million, $10.0 million and $10.6 million, for the years ended December 31, 2003, 2004 and 2005, respectively.

The costs of disconnecting service at a customer’s dwelling or reconnecting service to a previously installed dwelling are charged to operating expense in the period incurred.

GRANDE COMMUNICATIONS HOLDINGS, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Goodwill and Intangible Assets

The Company follows Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, which recognizes that since goodwill and certain intangible assets may have indefinite useful lives, these assets are no longer required to be amortized but are to be evaluated at least annually for impairment. Upon adoption of SFAS No. 142, the Company ceased to record any goodwill amortization expense.

The Company classifies intangible assets as definite-lived or indefinite-lived intangible assets, or goodwill. Definite-lived intangibles include franchise and access rights and non-compete agreements, both of which are amortized over the respective lives of the agreements, typically two to fifteen years. The Company periodically reviews the appropriateness of the amortization periods related to its definite-lived assets. The Company does not currently have any intangible assets classified as indefinite-lived. The excess cost over fair value of net assets acquired is classified as goodwill. Goodwill is tested for impairment at least annually.

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

During the last half of 2005, we revised projections downward for our network services line of service based on our new management’s revised business strategy, current trends in the industry and management’s analysis of the competitive environment in this line of service. We performed our annual impairment test as of October 1, 2005, which indicated carrying value exceeded estimated fair value for a portion of the Thrifty Call goodwill. Based on the results of this test, we recorded an impairment loss of $39.6 million in 2005 related to the Thrifty Call acquisition in 2000.

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

Revenues for the last quarter of 2003 reflect proceeds from our settlement with MCI concerning contract minimum requirements under a take or pay arrangement. We recorded $2.5 million in 2004 related to this settlement and $0 in 2005.

The Company also performs construction services for customers in connection with network service arrangements. This revenue is recognized under the percentage of completion method in accordance with Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts (SOP 81-1). These revenues totaled approximately $1.0 million, $0.7 million and $0.0 million in 2003, 2004 and 2005, respectively.

Advertising Costs

The Company expenses all advertising costs as incurred. Total advertising expense for 2003, 2004 and 2005 was approximately $1.8 million, $2.4 million and $3.3 million, respectively, and is reflected as a component of selling, general and administrative expense in the accompanying statements of operations.

GRANDE COMMUNICATIONS HOLDINGS, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Debt Issuance Costs

Debt issuance costs are amortized over the life of the related indebtedness using a method that approximates the effective interest method. Amortization expense related to debt issuance costs charged to interest expense was approximately $0.5 million, $0.8 million and $1.0 million in 2003, 2004 and 2005, respectively.

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

Net Loss Per Share

The Company follows the provisions of SFAS No. 128, Earnings Per Share. Basic earnings per share is computed by dividing net income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share includes the weighted average number of common shares outstanding and the number of equivalent shares which would be issued related to the stock options and warrants using the treasury method, and convertible preferred stock using the if-converted method, unless such additional equivalent shares are anti-dilutive. For the years ended December 31, 2003, 2004, and 2005 the effect of the Company’s stock options, warrants, and convertible preferred stock that were not included in the computation of diluted EPS, as their effect was anti-dilutive, were the following:

	2003	2004	2005
Anti-dilutive equivalent shares	607,346,488	590,113,671	590,113,671

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

The Company has elected to account for its employee stock-based compensation plans using the intrinsic value method under APB No. 25. The Company has computed, for pro forma disclosure purposes, the value of all options for shares of the Company’s common stock granted to employees of the Company using the Minimum Value pricing method and the following weighted-average assumptions:

	2003	2004	2005
Risk-free interest rate	3.0%	3.9%	4.0%
Expected dividend yield	0%	0%	0%
Expected lives	5 years	5 years	5 years
Volatility (Minimum Value Method)	0%	0%	0%

GRANDE COMMUNICATIONS HOLDINGS, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

If the Company had accounted for these plans in accordance with SFAS 123, the Company’s net loss for the periods ended December 31, 2003, 2004 and 2005, would have increased as follows:

	2003	2004	2005
	(in thousands, except per share data)
Net loss, as reported	$(37,470)	$(55,042)	$(89,770)
Total stock-based employee compensation expense determined under fair value based method for all awards	(647)	(683)	(292)

Pro forma net loss	$(38,117)	$(55,725)	$(90,062)

Basic and diluted net loss per share, as reported	$(3.20)	$(4.49)	$(7.21)
Basic and diluted net loss per share, pro-forma	$(3.26)	$(4.54)	$(7.23)
Basic and diluted weighted average number of common shares outstanding	11,701	12,272	12,458

Fair Value of Financial Instruments

The carrying amounts reflected in the balance sheets for cash, cash equivalents, investments, accounts receivable, and accounts payable approximate fair value due to the short-term nature of the instruments. The Company believes that the carrying amount of its long-term debt as of December 31, 2005 approximated fair value.

Sources of Supplies

The Company attempts to maintain multiple vendors for each required product. If the vendors are unable to meet the Company’s needs as it builds out its’ network infrastructure, then delays and increased costs in the expansion of the Company’s network infrastructure could result, which would adversely affect operating results.

Recent Accounting Pronouncements

Share-Based Payment

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment”, (SFAS 123R). SFAS 123R addresses the accounting for share-based payments to employees, including grants of employee stock options. Under the new standard, companies will no longer be able to account for share-based compensation transactions using the intrinsic method in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. Instead, companies will be required to account for such transactions using a fair-value method and recognize the expense in the consolidated statement of operations. SFAS 123R will be effective for the first period beginning after December 15, 2005. We will adopt SFAS 123R on January 1, 2006 using the prospective method and will not restate prior periods. SFAS 123R will apply to awards granted, modified or settled on or after January 1, 2006. Under SFAS 123R we will be using a Black-Scholes-Merton model to value these stock awards. Awards outstanding as of December 31, 2005 will continue to be accounted for under the previous accounting model, the intrinsic value method under APB Opinion No. 25, whereby no compensation was recognized for most stock option awards.

Conditional Asset Retirement Obligations

During the first quarter of 2005, the FASB issued FASB Interpretation Number 47, “Accounting for Conditional Asset Retirement Obligations, an Interpretation of FASB Statement 143” (FIN 47). Under the provisions of FIN 47, companies must accrue legally-mandated costs to dispose of assets that are triggered by a

GRANDE COMMUNICATIONS HOLDINGS, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

future conditional action. This modifies FASB Statement 143, “Accounting for Asset Retirement Obligations” (FAS 143) which required accrual of costs only when removal and disposal were legally required. Any liability accrued would be offset by an increase in the value of the asset. The adoption of FIN 47 did not have a material impact on the Company’s financial statements.

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

3. Acquisitions

We have completed eight acquisitions since inception. Each of our acquisitions has been strategic in nature, by either enhancing our capabilities, expanding our network coverage or reducing our anticipated future capital expenditures. We include the operating results of each of our acquisitions in our financial statements beginning on the date of consummation of the acquisition.

4. Accounts Receivable

Accounts receivable consists of the following as of December 31, 2004 and 2005:

	2004	2005
	(in thousands)
Accounts receivable, trade	$23,457	$20,326
Less-allowance for doubtful accounts	(2,506)	(1,442)

Accounts receivable, net	$20,951	$18,884

The activity in the Company’s allowance for doubtful accounts for the periods ending December 31, 2003, 2004 and 2005 is as follows:

	Balance at the Beginning of the Period	Charged to Costs and Expenses	Write-offs	Balance at the End of the Period
	(in thousands)
2003	$1,400	$3,235	$(2,002)	$2,633
2004	2,633	5,119	(5,246)	2,506
2005	2,506	5,262	(6,326)	1,442

GRANDE COMMUNICATIONS HOLDINGS, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. Property, Plant and Equipment

Property, plant and equipment consist of the following as of December 31, 2004 and 2005:

	2004	2005
	(in thousands)
Communications plant	$365,450	$407,835
Computer equipment	5,619	6,094
Software, including general purpose and network	29,385	29,198
Buildings, leasehold improvements and land	4,584	4,711
Furniture, fixtures and vehicles	4,084	4,143
Other equipment	17,000	20,677
Assets under capital leases	15,235	16,607
Construction in process	5,922	6,854
Construction inventory	9,388	9,107

	456,667	505,226
Less—accumulated depreciation	(153,131)	(208,043)

Property, plant and equipment, net	$303,536	$297,183

6. Intangible Assets

Definite-lived intangible assets consist of the following at December 31, 2004 and 2005:

		2004		2005
		(in thousands)
	Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Subscriber base	2 – 3 years	$10,081	(7,739)	$10,081	(10,081)
Franchise and access rights	5 – 15 years	3,993	(981)	2,468	(505)

		$14,074	(8,720)	$12,549	(10,586)

During the fourth quarter of 2005, Grande’s application for a state-issued certificate of franchise authority (SICFA) was approved by the Public Utility Commission of Texas, which eliminated the need for individual city franchise agreements. As a result of the SICFA approval, the franchise fee intangible asset was impaired, resulting in a $1.8 million impairment charge in the fourth quarter of 2005. This impairment charge is included in amortization expense.

Amortization expense was $3.4 million, $3.9 million and $4.2 million for the years ending December 31, 2003, 2004 and 2005, respectively. The weighted average remaining life for the franchise and access right intangible asset is approximately 5 years and there is no remaining life for the subscriber base intangible asset. Amortization expense associated with the net carrying value of definite-lived intangible assets is estimated to be $0.2 million in 2006 through 2010.

7. Accounts Payable and Accrued Liabilities

Included in accounts payable are negative book cash balances of $4.4 million and $4.3 million in 2004 and 2005, respectively.

GRANDE COMMUNICATIONS HOLDINGS, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accrued liabilities consist of the following as of December 31, 2004 and 2005:

	2004	2005
	(in thousands)
Accrued compensation	$3,764	$2,279
Accrued taxes	7,569	6,684
Accrued interest	4,760	4,760
Accrued programming	2,779	3,268
Accrued other	2,772	3,342

Accrued liabilities	$21,644	$20,333

8. Income Taxes

As of December 31, 2005, the Company had federal net operating loss carry-forwards of approximately $313 million. The net operating loss carry-forwards will expire beginning in 2020 if not utilized.

Utilization of the net operating losses may be subject to a substantial annual limitation due to the “change in ownership” provisions of the Internal Revenue Code of 1986. The annual limitation may result in the expiration of net operating losses before utilization.

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of deferred tax assets and liabilities as of December 31, 2003, 2004 and 2005 are as follows:

	2003	2004	2005
	(in thousands)
Deferred tax assets:
Amortizable assets	$—	$—	$9,434
Deferred Revenue	—	—	1,996
Other	50	64	72
Capital Lease	—	4,840	4,730
Reserves	931	1,047	680
Net operating loss carryforward	72,129	99,152	118,902

Total deferred tax assets	73,110	105,103	135,814

Deferred tax liabilities:
Amortizable assets	2,431	3,814	—
Depreciable assets	10,365	19,744	21,259

Total deferred tax liabilities	12,796	23,558	21,259

Net deferred tax asset	60,314	81,545	114,555
Less-valuation allowance	(60,314)	(81,545)	(114,555)

Total deferred taxes	$—	$—	$—

The Company has established a valuation allowance equal to the net deferred tax asset due to uncertainties regarding the realization of the deferred tax asset based on the Company’s lack of earnings history. The valuation

GRANDE COMMUNICATIONS HOLDINGS, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

allowance increased to approximately $33.0 million during the year ended December 31, 2005. As of December 31, 2005, approximately $23.1 million of the valuation allowance relates to the Clearsource acquisition. Any future recognition of these deferred tax items will first adjust goodwill, then other non-current intangibles of the acquired entity.

The Company’s provision for income taxes differs from the expected tax expense (benefit) amount computed by applying the statutory federal income tax rate of 35% to income before income taxes primarily as a result of the following for the years ended December 31 as follows:

	2003	2004	2005
	(in thousands)
Computed at federal statutory rate	$(13,115)	$(19,265)	$(31,372)
State taxes, net of federal benefit	(1,116)	(1,644)	(2,682)
Permanent items and other	89	(323)	1,054
Valuation allowance	14,142	21,232	33,000

Provision (benefit) for income taxes	$—	$—	$—

9. Long Term Debt

Long-term debt consists of the following as of December 31, 2004 and 2005:

	2004	2005
	(in thousands)
14% notes	$136,000	$136,000
Capital leases	14,577	15,338
Note payable	84	41

	150,661	151,379
Less-current portion	(679)	(981)

Long-term debt	149,982	150,398
Discount on debt	(7,805)	(6,977)

Long-term debt, net of discount	$142,177	$143,421

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

The Company incurred $6.4 million of debt issuance costs related to the units.

GRANDE COMMUNICATIONS HOLDINGS, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Senior Secured Notes contain covenants customary for facilities of this nature, including financial covenants and covenants limiting debt, liens, investments, consolidation, mergers, acquisitions, asset sales, sale and leaseback transactions, payments of dividends and other distributions, making of capital expenditures and transactions with affiliates. The Company is in compliance with covenants as of December 31, 2005. The Company is subject to mandatory prepayments based upon operating results, sales of assets, equity or debt offerings or other events.

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

Our indenture dated March 23, 2004 governs our ability to incur additional indebtedness based on a defined cash flow measure, and as of December 31, 2005 we had additional debt capacity of $32.2 million.

2001 Credit Facility

In October 2001, the Company entered into a credit facility with a total capacity of $70 million, governed by a single credit agreement. Concurrent with the closing of the 14% Senior Secured Notes, we paid $64.8 million to extinguish the 2001 Credit Facility. In conjunction with this repayment, we recognized a $2.1 million loss on debt extinguishment and we reclassified $3.2 million of cash to other long-term assets as collateral for our existing letters of credit.

Capital Leases

During 2003, the Company completed a sale and leaseback of land and buildings in San Marcos, Waco, Odessa and Corpus Christi, netting $11.9 million in cash proceeds. The gain from the sale of $1.0 million as well as the costs related to this transaction of $1.3 million will be amortized over the 20-year life of the capital lease. During 2004, the Company entered into two additional significant capital leases, one on another office building in San Marcos and the other for billing software. Additionally, the Company uses capital leases to finance the purchase of various equipment.

GRANDE COMMUNICATIONS HOLDINGS, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Scheduled payments for the capital leases as of December 31, 2005 are as follows (in thousands):

(in thousands)
2006	$2,178
2007	1,988
2008	1,926
2009	1,875
2010 and thereafter	21,346

Total minimum lease payments	$29,313
Amounts representing interest	(13,975)

Present value of net minimum lease payments	15,338
Less current maturities	(973)

Total long term capital lease	$14,365

Capitalized Interest

The Company capitalizes interest expense incurred from debt utilized to fund the construction of the network. The total amounts capitalized were $2.2 million, $2.9 million and $3.3 million, for the years ended December 31, 2003, 2004 and 2005, respectively.

10. Stockholders’ Equity

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

GRANDE COMMUNICATIONS HOLDINGS, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Preferred Stock is convertible into common stock at any time at the option of the holders, and automatically convertible to common stock upon the Company’s sale of its common stock in a firm commitment underwritten public offering meeting certain pricing specifications. The number of shares of common stock into which the Preferred Stock are convertible is based on a conversion price which initially provides for the conversion of one share of Preferred Stock to one share of common stock. The conversion price is adjusted for certain dilutive issuances, such as stock splits, stock dividends, recapitalizations or similar events, so that the number of shares of common stock issuable upon conversion is increased or decreased in proportion to any increase or decrease in the aggregate shares of common stock outstanding. The Preferred Stock is entitled to participate equally in the payment of dividends, when and as declared by the Board of Directors, on an as-converted basis. Such stock also has voting rights on an as-converted basis.

The Company has an investor rights agreement, as amended, with all purchasers of its various preferred stock that includes certain registration rights, preemptive rights, transfer restrictions, company covenants and corporate governance provisions.

GRANDE COMMUNICATIONS HOLDINGS, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On December 28, 2005, the company authorized the creation of the 30,000,000 shares of Series H Preferred Stock, of which no shares are issued or outstanding as of December 31, 2005.

The Company valued the warrants issued in connection with the Series G Preferred Stock at $0.20 per warrant or $27,692,307 and recorded this amount in additional paid in capital. The assumptions used to value these warrants were as follows: Expected Life—2 years, Fair Value of Common Stock—$0.20, Dividend Yield—0%, Risk Free Interest Rate—3%.

Concurrent with the closing of the 14% senior notes, the Company issued warrants to acquire 13,645,696 shares of common stock at $0.01 per share. The Company valued the warrants issued in connection with the 14% senior notes at $2.6 million and recorded this amount in additional paid in capital. The assumptions used to value this warrant were as follows: Expected Life—12 years, Fair Value of Common Stock—$0.20, Dividend Yield—0%, Risk Free Interest Rate—3%.

Stock Options

Under the Company’s 2000 stock option plan (“the Stock Option Plan”), 80,420,135 shares of common stock are reserved and authorized for issuance upon the exercise of the options. Employees and key consultants of the Company are eligible to receive options under the Stock Option Plan. The Stock Option Plan is administered by the compensation committee of the Board of Directors. Options granted under the Stock Option Plan may be either “nonqualified stock options” or “incentive stock options” under Section 422 of the Internal Revenue Code of 1986, as amended. All options were granted at an exercise price equal to the estimated fair value of the common stock at the dates of grant as determined by the Board of Directors based on equity transactions and other analyses. The options vest ratably over a four-year term from the date of the grant and expire 10 years from the date of grant.

GRANDE COMMUNICATIONS HOLDINGS, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the status of the Stock Option Plan as of December 31, 2004 and 2005, is presented in the following table:

	2004		2005
	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
Outstanding, beginning of period	46,948,533	$0.43	49,045,698	$0.43
Granted	6,451,646	0.20	9,728,754	0.20
Exercised	(606,279)	0.32	(69,599)	0.45
Cancelled	(3,748,202)	0.44	(9,290,282)	0.40

Outstanding, December 31	49,045,698	$0.40	49,414,571	$0.32

Shares exercisable	23,349,304		27,772,697
Shares available for grant	16,799,036		31,005,564
Weighted—average fair value of options granted during the year	0.03		0.04

The following table summarizes information about stock options outstanding and exercisable as of December 31, 2005:

Exercise Price	Number Outstanding	Number Exercisable	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life
$0.20	27,093,059	8,479,689	$0.20	8.4
$0.25	5,982,000	5,982,000	0.25	4.3
$0.50	6,212,100	6,212,100	0.50	5.0
$0.60	2,610,140	2,110,743	0.60	6.2
$0.80	7,517,272	4,988,165	0.80	6.9

Stock Purchase Warrants

Concurrent with the closing of the 2001 Credit Facility, the Company issued warrants to acquire 3,333,334 shares of Series C preferred stock at $1.20 per share. The warrants were immediately exercisable. In 2003, the maximum contractual life of the warrants was extended from two to five years, with no resulting impact to the statement of operations. No warrants have been exercised as of December 31, 2005. Under the terms of the warrant agreements, the exercise price is subject to adjustment for certain dilutive equity issuances.

The Company computed a fair value of the warrants of approximately $1.0 million for the purpose of recording the discount on the issuance of debt using the Black-Scholes pricing method and the following assumptions:

Risk-free interest rate	3.5%
Expected dividend yield	0%
Expected lives	2 years
Volatility	40%

This fair value has been recorded as a discount to the 2001 Credit Facility debt in connection with the Company’s first draw under that facility in 2002 and was being amortized since that draw. This discount was relieved in conjunction with the payoff of the Credit Facility.

GRANDE COMMUNICATIONS HOLDINGS, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Concurrent with the closing of the 14% senior notes, the Company issued warrants to acquire 13,645,696 shares of common stock at $0.01 per share.

The Company has computed a fair value of the warrants of approximately $2.6 million for the purpose of recording the discount on the issuance of debt using the Black-Scholes pricing method and the following assumptions:

Risk-free interest rate	3.0%
Expected dividend yield	0%
Expected lives	2 years
Volatility	0%

Amortization of the debt discount was approximately $0.2 million, $0.6 million and $0.8 million in 2003, 2004 and 2005, respectively.

11. Commitments and Contingencies

Operating Leases

The Company leases office space and other assets for varying periods. Leases that expire are generally expected to be renewed or replaced by other leases.

Certain of our operating leases provide for payments that, in some cases, increase over the life of the lease. In accordance with FASB Statement No. 13, Accounting for Leases, rental expense for the Company’s operating leases is recognized on a straight-line basis for all operating leases including those with escalation clauses. The aggregate of the minimum annual payments is expensed on a straight-line basis over the term of the related lease without consideration of renewal option periods. Deferred rent consists of the step-rent accrual related to these operating leases. In 2005, we recorded approximately $0.2 million as deferred rent. The lease agreements contain provisions that require the Company to pay for normal repairs and maintenance, property taxes, and insurance.

Future minimum rental payments required under the operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2005, are as follows:

2006	$4,020
2007	3,461
2008	2,767
2009	2,321
2010 and thereafter	13,119

Total minimum lease payments	$25,688

Total rental expense for all operating leases was approximately $5.5 million, $6.2 million and $5.5 million for 2003, 2004 and 2005, respectively.

Franchise Agreements and Build-Outs

The State of Texas passed a law in late 2005 allowing cable operators to file for a state issued certificate of franchise authority (SICFA) for the provision of cable television and video services in Texas rather than negotiating with each individual municipality for such a right. On October 25, 2005, the Public Utility

GRANDE COMMUNICATIONS HOLDINGS, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Commission of Texas, (PUCT), approved Grande’s application for a SICFA to provide cable TV service in twenty-seven municipalities and in eleven unincorporated areas of Texas. When the SICFA was approved, all of Grande’s municipal cable TV franchises were terminated.

Under the SICFA, among other things, Grande makes quarterly franchise fee payments to each municipality where it provides cable TV service of five percent of its gross cable service revenues and reports its subscriber count in each municipality. The municipalities then notify Grande of its quarterly PEG obligation based on Grande’s share of total subscribers multiplied by the total PEG contribution that the incumbent cable TV provider made in the quarter. Grande also continues to provide free cable TV service to public facilities and INet fiber connectivity to cities that were in place when the SICFA was approved. Under the SICFA, Grande continues to provide carriage of all PEG channels that were carried prior to October 25, 2005, and all municipalities retain control and police powers over their public rights of way.

With respect to the above franchise agreement and the build-out of the Company’s network, management anticipates incurring significant capital expenditures during 2006 and beyond.

Legal Proceedings

In early September, the Texas Cable and Telecommunications Association filed a lawsuit in U.S. District Court, Western District of Texas, Austin division, to challenge SB 5, the legislation passed allowing for a state-wide cable franchise and obviating the need for individual municipal franchises. Named as defendants in the lawsuit, in their official capacities, are Governor Rick Perry and Public Utility Commission of Texas Commissioners Chairman Paul Hudson, Julie Parsley and Barry Smitherman. The lawsuit contends that SB 5 discriminates in violation of the U.S. and Texas Constitutions, discriminates in violation of the Federal Communications Act, violates the federal prohibition on exclusive franchises, and violates the federal duty to guard against redlining. In the event that the plaintiff prevails in the SB 5 litigation, the court may rule that the current statewide franchises are unconstitutional. Grande joined Verizon, AT&T and some municipalities and intervened in the lawsuit in support of the Texas Attorney General.

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

The Company utilizes self-insurance with respect to employee medical coverage. Such self-insurance is provided in connection with a plan that includes certain stop-loss coverage on a per employee and total claims basis. The Company estimates the liability for claims based on Company experience. Additionally, the Company utilizes self-insurance for its distribution line equipment. Management believes that the risk of loss related to this equipment is not significant.

GRANDE COMMUNICATIONS HOLDINGS, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Maintenance Agreements

The Company has entered into numerous agreements for the maintenance of leased fiber optic capacity. Future amounts due under these agreements are as follows:

2006	$1,039
2007	1,039
2008	1,039
2009	1,039
2010 and thereafter	11,127

Total	$15,283

Purchase Commitments

We may be required to purchase a minimum of $40.8 million of equipment from some of our suppliers between January 2006 and December 2010 ($1.8 million of the 2006 commitment was cancelled in February 2006). We entered into these agreements based upon estimates of equipment we expect to need over this five-year period. The majority of these purchase commitments are contingent upon delivery of technical and functional next generation requirements. If we do not actually need the estimated amount and type of equipment, our financial condition could be adversely affected because we would be obligated to spend money on equipment we do not need, rather than applying it to help grow and develop our business.

Purchases under then existing purchase commitments were $3.3 million, $0.8 million and $5.6 million for the years ended December 31, 2003, 2004 and 2005, respectively.

Employment Agreement

William Morrow was employed as Chief Executive Officer and Vice Chairman of the board of directors for an indefinite term under an employment agreement effective September 1, 2000, as amended on February 20, 2004. Mr. Morrow resigned as Chief Executive Officer in July 2005.

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

Revenues from one customer were approximately 36 percent, 1 percent and 0 percent of operating revenues in 2003, 2004 and 2005, respectively, and no accounts receivable related to this customer were outstanding as of December 31, 2004 and 2005. This customer declared Chapter 11 bankruptcy in June 2002, and the Company wrote off accounts receivable of $4.9 million, net of recoveries during 2002. The Company continued to do business with this customer into the 4th quarter of 2003 when all network services were discontinued. Under the terms of the contract, the customer was liable for minimum charges for early termination of its contract. In December 2003, the Company agreed to settle the minimum charges for a $5.5 million cash payment in

GRANDE COMMUNICATIONS HOLDINGS, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 2003 and a Class 6 General Unsecured Claim in the bankruptcy court. The Company recognized the $5.5 million payment as revenue in 2003. In April 2004 this customer emerged from bankruptcy proceedings. The Company received a final settlement totaling $2.5 million related to their unsecured claim in the second quarter of 2004.

The Company’s trade receivables reflect a customer base primarily centered in Texas. The Company routinely assesses the financial strength of its customers and generally does not require collateral. As a consequence, concentrations of credit risk are limited.

13. Employee Benefit Plan

The Company has a 401(k) plan for its employees. All employees over the age of 18 who have completed one month of service are eligible to participate in the plan. The Plan provides for discretionary matching by the Company. During 2003, 2004 and 2005, the Company made discretionary matching cash contributions to the plan of approximately $0.7 million each year.

14. Subsequent Events

Hiring of Chief Executive Officer

On January 26, 2006, Mr. Roy Chestnutt, age 47, accepted the position of Chief Executive Officer of Grande effective as of February 13, 2006. Mr. Chestnutt was also elected by the Board of Directors as a Director of Grande to fill a vacancy on the Grande Board of Directors. Mr. Chestnutt’s election to the Grande Board of Directors is also effective as of February 13, 2006 and is intended to last for so long as Mr. Chestnutt serves as Grande’s Chief Executive Officer. Mr. Chestnutt will not serve on any committees of the Grande Board of Directors.

Concurrently with his acceptance of the position as Grande’s Chief Executive Officer, Mr. Chestnutt entered into an Employment Agreement with Grande. Under the terms of the Employment Agreement, Mr. Chestnutt’s employment with Grande is at will. Mr. Chestnutt will be paid a base salary of $375,000 per annum with such increases as may be determined by the Grande Board of Directors, and Mr. Chestnutt is eligible to earn an annual bonus during each fiscal year during which he remains an executive employee of the Company of up to 100% of his then current base salary. Mr. Chestnutt will also be granted a stock option to purchase 7,000,000 shares of Grande’s common stock at a strike price of $.05 per share and a stock option to purchase 11,000,000 shares of Grande’s Series H Preferred Stock at a strike price of $.10 per share. Each of the stock options will vest 25% on the first anniversary of the date that Mr. Chestnutt commences his duties as Chief Executive Officer and  1/36th on the last day of each calendar month thereafter until fully vested. The stock options will become fully vested upon a change in control of the company as defined in the Employment Agreement.

Elimination of Purchase Commitment

In February 2006, Grande terminated the remaining purchase commitment of $1.8 million with a primary supplier.

GRANDE COMMUNICATIONS HOLDINGS, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Private Placement of Senior Secured Notes

On March 24, 2006, we raised net proceeds of approximately $30.5 million in a private placement of an additional $32 million in aggregate principal amount of 14% senior secured notes due 2011. These additional notes were issued under the existing indenture and are part of the same series of notes as the notes issued in March 2004. These notes have not been and will not be registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. We will use the proceeds for capital expenditures and working capital purposes.

Sale of Assets

On March 31, 2006, we completed the first of two closings on the sale of assets in Dallas. Proceeds from the first closing were $1.9 million, and we expect the total proceeds from this transaction to be $2.5 million, with the second closing to occur in April 2006.

15. Quarterly Financial Information—Unaudited

2005	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenues	$48,460	$49,775	$48,106	$48,390
Operating loss	(7,799)	(8,440)	(8,043)	(9,001)
Net loss	(12,155)	(12,146)	(12,488)	(52,981)
Basic and diluted loss per common share	$(0.98)	$(0.98)	$(1.00)	$(4.24)

2004	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenues	$41,687	$45,815	$45,104	$46,439
Operating loss	(10,089)	(8,144)	(9,906)	(10,395)
Loss on extinguishment of debt	(2,145)	—	—	—
Net loss	(13,430)	(12,391)	(14,158)	(15,063)
Basic and diluted loss per common share	$(1.12)	$(1.01)	$(1.14)	$(1.21)