Form 10-Q
period 2006-03-31
Grande Communications Holdings, Inc.
filed 2006-05-12
CIK 1290729

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the transition period from                      to

Commission file number 333-115602

Grande Communications Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	74-3005133
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

401 Carlson Circle, San Marcos, TX	78666
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number including area code: (512) 878-4000

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

The number of shares of the registrant’s Common Stock outstanding as of March 31, 2006 was 13,002,815.

GRANDE COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARY

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

GRANDE COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31, 2005	March 31, 2006
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$26,719	$55,516
Investments	350	350
Accounts receivable, net	18,884	16,492
Prepaid expenses and other current assets	1,973	3,362

Total current assets	47,926	75,720
Property, plant and equipment, net	297,183	290,134
Goodwill	93,639	93,639
Other intangible assets, net	1,963	1,892
Debt issue costs, net	5,970	5,784
Other assets	3,857	3,682

Total assets	$450,538	$470,851

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$14,232	$10,672
Accrued expenses	20,333	23,436
Note payable	8	8
Deferred revenue	6,006	5,891
Current portion of capital lease obligations	973	987

Total current liabilities	41,552	40,994
Deferred rent	984	941
Deferred revenue	4,374	4,233
Capital lease obligations, net of current portion	14,365	14,159
Long term debt	129,056	159,916
Commitments and contingencies
Stockholders’ equity:
Series A preferred stock, $0.001 par value per share; 232,617,839 shares authorized, issued and outstanding; liquidation preference of $232,618	233	233
Series B preferred stock, $0.001 par value per share; 20,833,333 shares authorized, issued and outstanding; liquidation preference of $25,000	21	21
Series C preferred stock, $0.001 par value per share; 30,000,000 shares authorized, 17,005,191 shares issued and outstanding; liquidation preference of $20,406	17	17
Series D preferred stock, $0.001 par value per share; 115,384,615 shares authorized, 114,698,442 shares issued and outstanding; liquidation preference of $149,108	115	115
Series E preferred stock, $0.001 par value per share; 8,000,000 shares authorized, 7,999,099 shares issued and outstanding; liquidation preference of $19,998	8	8
Series F preferred stock, $0.001 par value per share; 12,307,792 shares authorized, 11,758,278 shares issued and outstanding; liquidation preference of $15,286	12	12
Series G preferred stock, $0.001 par value per share; 34,615,384 shares authorized, 34,615,330 shares issued and outstanding; liquidation preference of $135,000	35	35
Common stock, $0.001 par value per share; 786,835,883 and 828,835,883 shares authorized, 12,989,965 and 13,002,815 shares issued and outstanding, at December 31, 2005 and March 31, 2006, respectively	13	13
Additional paid-in capital	508,346	508,383
Treasury stock, at cost	(5)	(5)
Accumulated deficit	(248,588)	(258,224)

Total stockholders’ equity	260,207	250,608

Total liabilities and stockholders’ equity	$450,538	$470,851

The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANDE COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(In thousands, except per share data)

	Three Months Ended March 31,
	2005	2006
Operating revenues	$48,460	$47,636
Operating expenses:
Cost of revenues (excluding depreciation and amortization)	18,207	16,525
Selling, general and administrative (includes $33 of stock-based compensation expense for the three months ended March 31, 2006)	23,525	23,772
Depreciation and amortization	14,527	13,882

Total operating expenses	56,259	54,179

Operating loss	(7,799)	(6,543)
Other income (expense):
Interest income	315	141
Interest expense	(4,743)	(5,106)
Gain on sale of assets	72	1,872

Total other income (expense)	(4,356)	(3,093)

Net loss	$(12,155)	$(9,636)

Basic and diluted net loss per share	$(0.98)	$(0.77)
Basic and diluted weighted average number of common shares outstanding	12,422	12,497

The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANDE COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Three Months Ended March 31,
	2005	2006
Cash flows from operating activities:
Net loss	$(12,155)	$(9,636)
Adjustment to reconcile net loss to net cash provided by operating activities:
Depreciation	13,474	13,807
Amortization of intangible assets	1,053	75
Amortization of deferred financing costs	244	245
Provision for bad debts	1,109	944
Accretion of debt discount	192	222
Non-cash stock-based compensation	6	33
Gain on sale of assets	(72)	(1,872)
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable, net	(442)	1,448
Prepaid expenses and other current assets	(1,021)	(1,215)
Accounts payable	1,596	(2,291)
Accrued expenses	68	3,103
Deferred revenue	(47)	(243)
Deferred rent	103	(43)

Net cash provided by operating activities	4,108	4,577

Cash flows from investing activities:
Net maturities of short-term investments	5,000	—
Purchases of property, plant and equipment	(15,629)	(7,311)
Purchase price adjustments	(75)	—
Purchase of franchise rights and other	(445)	(4)
Sale of assets	469	2,452

Net cash used in investing activities	(10,680)	(4,863)

Cash flows from financing activities:
Proceeds from borrowings and promissory notes	—	30,581
Payments of long-term debt	(166)	(231)
Deferred financing costs	6	—
Net borrowings (repayments) on zero-balance cash account	(258)	(1,270)
Proceeds from issuance of common stock	3	3

Net cash (used in) provided by financing activities	(415)	29,083

Net change in cash and cash equivalents	(6,987)	28,797
Cash and cash equivalents, beginning of period	41,195	26,719

Cash and cash equivalents, end of period	$34,208	$55,516

The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANDE COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Organization & Nature of the Business

Grande Communications Holdings, Inc. and Subsidiaries (the “Company”) provides communications services to residential and commercial customers in various areas of Texas and other portions of the United States. The Company delivers products such as cable television, local and long-distance telephone, high-speed data, wireless security, broadband transport services, and other telephony network services.

2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the rules and regulations of the SEC that permit reduced disclosure for interim periods. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for the fair presentation of the financial statements have been included, and the financial statements present fairly the financial position and results of operations for the interim periods presented. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations contained in the Company’s financial statements for the year ended December 31, 2005 contained in the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2006.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Certain items related to 2005 have been reclassified to conform to the 2006 reporting format. In the opinion of management, these consolidated financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary for a fair presentation of the financial position of the Company as of March 31, 2006 and March 31, 2005, and for the three months ended March 31, 2006 and March 31, 2005. The Company has reclassified the operating and financing portion of the cash flows attributable to negative book cash balances related to our zero-balance accounts for the three month period ended March 31, 2005. In prior periods these cash flows were reported within the change in accounts payable in operating activities, and have been reclassified to cash flows from financing activities to conform with current year presentation. The effect on operating activities was $0.3 million for the three months ended March 31, 2005. This revision did not have any affect on the Company’s cash balances, compliance with debt covenants, working capital, or operations.

3. Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 123 (Revised 2004), “Share-Based Payment” (“No. 123R”). This revised standard addresses the accounting for stock-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. Under the new standard, companies are no longer able to account for stock-based compensation transactions using the intrinsic-value method in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Instead, companies are required to account for such transactions using a fair-value method and recognize the related expense in the Consolidated Statement of Operations.

Adoption of FAS 123(R)

The Company adopted Statement No. 123R effective beginning January 1, 2006 using the prospective transition method. The prospective transition method requires that companies recognize compensation expense on stock-based payment awards that are granted, modified or cancelled after the effective date.

The impact of adopting Statement No. 123R was an increase of $0.03 million in selling, general and administrative expenses for the three months ended March 31, 2006 and an increase of $0.03 million in loss from operations and net loss for the three months ended March 31, 2006. The adoption of Statement No. 123R had an impact of less than $0.01 on basic and diluted net loss per share for the three months ended March 31, 2006.

Valuation assumptions

The fair value of each award granted from the Company’s stock option plan during the three months ended March 31, 2006 was estimated at the date of grant using the Black-Scholes option pricing model, assuming no expected dividends and the following weighted average assumptions:

2006
Expected volatility	75%
Expected life in years	6.25
Risk-free interest rate	4.58%

Expected life of option: The Company’s expected life of option represents the period that the Company’s stock-based awards are expected to be outstanding and was determined based on the simplified method provided in Staff Accounting Bulletin No. 107 (“SAB 107”) and historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and historical option exercise behavior and employee termination.

Risk free interest rate: The Company bases the risk-free interest rate used in the Black-Scholes-Merton valuation model on the U.S. Treasury yield curve in effect at the time of the grant.

Expected volatility of stock: The Company bases the expected volatility of stock used in the Black-Scholes-Merton valuation model on studies of historical volatility of industry comparables and future expectations.

Dividends: The Black-Scholes-Merton valuation model includes a single expected dividend yield as an input. The Company has not issued any dividends, and is prohibited to issue dividends under the indenture governing the 14% senior secured notes due 2011.

Estimated forfeitures: When estimating forfeitures, the Company considered historical forfeiture behavior, as well as other factors.

Stock Option Plan

Under the Company’s 2000 stock option plan (“the Stock Option Plan”), 82,000,000 shares of common stock and 30,000,000 shares of Series H preferred stock are reserved and authorized for issuance upon the exercise of the options. Employees and key consultants of the Company are eligible to receive options under the Stock Option Plan. The Stock Option Plan is administered by the compensation committee of the Board of Directors. Options granted under the Stock Option Plan may be either “nonqualified stock options” or “incentive stock options” under Section 422 of the Internal Revenue Code of 1986, as amended. The options vest ratably over a four-year term from the date of the grant and expire 10 years from the date of grant.

A summary of the status of the Stock Option Plan is presented in the following table:

	Number of Shares	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at December 31, 2005	49,414,571	$0.32
Granted	18,862,000	0.09
Exercised	(12,850)	0.21
Forfeited or expired	(2,374,479)	0.28

Outstanding at March 31, 2006	65,889,242	$0.23	7.5

Exercisable at March 31, 2006	29,734,753	$0.41	5.5

Compensation costs related to option grants are being amortized using the straight-line method.

4. Contingencies

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

5. Subsequent Events

Interest Payment

In April 2006 we paid $9.5 million of interest due on our senior notes.

Stock Option Re-pricing

On May 3, 2006, the Board of Directors approved the re-pricing of substantially all outstanding common stock options to $0.05 per share.

Lease Abandonment

In April of 2006, the Company abandoned its facility in Orlando, Florida and will accrue the remaining lease costs of $0.3 million in accordance with Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This management’s discussion and analysis includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend our forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these sections. When used in this report, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan” and similar expressions as they relate to Grande Communications Holdings, Inc. or our management are intended to identify these forward-looking statements. All statements by us regarding our expected future financial position and operating results, our business strategy, our financing plans, forecasted trends relating to the markets in which we operate and similar matters are forward-looking statements. We cannot assure you that our expectations expressed or implied in these forward-looking statements will turn out to be correct. Our actual results could be materially different from our expectations because of various factors, including those discussed below and under the caption “Business—Risk Factors Relating to Our Business” in our Annual Report on Form 10-K, filed with the SEC on March 31, 2006. The following management’s discussion and analysis should be read in conjunction with our Condensed Consolidated Financial Statements and Notes thereto included herewith and with our Management’s Discussion and Analysis of Financial Condition and Results of Operation and Condensed Consolidated Financial Statements and Notes thereto for the three-year period ended December 31, 2005, included in our Annual Report on Form 10-K filed with the SEC on March 31, 2006.

Unless we indicate otherwise, references below to “we,” “us,” “our” and “Grande” mean Grande Communications Holdings, Inc. and its subsidiaries.

Overview

We provide communities in Texas with a bundled package of cable television, telephone and broadband Internet and other services. We operate fully integrated advanced broadband networks in seven markets in the State of Texas. We constructed our local networks to enable us to sell advanced communication services to residential, small business, and enterprise customers. As of March 31, 2006, we have the ability to market services to 336,596 distinct homes and small businesses over our network. We had 138,793 residential, small business, and enterprise customers as of March 31, 2006. Operating revenues for the quarter ended March 31, 2006 were $47.6 million compared to $48.5 million in the quarter ended March 31, 2005.

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

Since inception, we have been funded primarily with private equity investments. Between February 2000 and October 2003, we completed a series of private placements of our preferred stock, raising aggregate gross proceeds of $338.2 million from the sale of our capital stock. The net proceeds from these private placements have been used to fund our network build-out, operations, and our acquisitions, which are described below under the heading “Acquisitions.” As a result of equity investments and mergers where stock was used as consideration, we now have $508 million of total invested equity capital and a base of over 20 institutional private equity investors. We have incurred net losses for the past six years and expect to continue to incur net losses for the next several years. However, we had positive Adjusted EBITDA in 2003, 2004, 2005 and for the three months ended March 31, 2006. See “EBITDA/Adjusted EBITDA” below for a discussion of this non-GAAP measure of our operating performance as well as our use of Adjusted EBITDA.

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

On March 24, 2006, we raised net proceeds of approximately $30.5 million in a private placement of an additional $32.0 million in aggregate principal amount of 14% senior secured notes due 2011. These additional notes were issued under the existing indenture and are part of the same series of notes as the notes issued in March 2004. These notes have not been and will not be registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. We will use the proceeds for capital expenditures and working capital purposes.

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

Marketable Homes Passed, Customers, Connections and Market Level Cash Flow

We report marketable homes passed as the number of residential and business units, such as single residence homes, apartments and condominium units, passed by our networks other than those we believe are covered by exclusive arrangements with other providers of competing services. As of March 31, 2006, our networks passed 336,596 marketable homes and we had 138,793 residential, small business and enterprise customers.

Because we deliver multiple services to our customers, we report our total number of connections for cable television, telephone and broadband Internet and other services in addition to our total number of customers. We count each cable television, telephone and broadband Internet and other service purchase as a separate connection. For example, a single customer who purchases cable television, telephone and broadband Internet service would count as three connections. Similarly, a single customer who purchases our broadband Internet service and our wireless security service would count as two connections. We do not record the purchase of long distance telephone service by a local telephone customer or digital cable services by an analog cable customer as additional connections. However, we do record each purchase of an additional telephone line by a local telephone customer as an additional connection. As March 31, 2006, we had 286,146 connections.

Operating cash flow at the market level reflects revenue, cost of revenue and some expenses that we are able to specifically identify as directly related to the operation of that market. We follow the same approach in allocating cost of revenue at the market level as we do for cost of revenue allocation in general, as described below under the caption “Costs and Expenses—Cost of Revenues.” We do not include centralized customer service expenses or corporate general and administrative expenses in determining market level operating cash flow. Because we provide services in all markets and to network service customers using a common network infrastructure, we do not track assets or liabilities at the market level. Our method of determining operating cash flow at the market level may not be comparable to approaches of other companies. Use of a different method of determining operating cash flow at the market level could change the operating cash flow at the market level, but not our overall operating cash flow. Based upon this method of allocating cost of revenue and excluding certain corporate expenses, we believe that each of our markets has achieved positive operating cash flow.

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

Depreciation and amortization

Depreciation and amortization expenses include depreciation of our broadband networks and equipment and intangible assets related to acquisitions.

Operating Data

	Quarter Ended
	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005	March 31, 2006(1)
Operating Data(1):
Marketable homes passed(2)	319,717	325,581	328,041	331,173	336,596
Customers	130,753	131,538	134,919	136,109	138,793
Number of connections
Cable television	84,483	85,440	87,776	89,417	92,174
Telephone	114,809	113,589	113,700	114,621	116,789
Broadband Internet and other	60,768	63,241	68,061	72,104	77,183

Total connections	260,060	262,270	269,537	276,142	286,146
Average monthly revenue per:
Customer	$84.75	$85.79	$85.18	$85.59	$87.15
Cable television	47.89	49.04	48.31	48.82	50.74
Telephone	43.31	42.86	43.09	42.93	42.23
Broadband Internet and other	34.59	35.31	34.54	33.85	33.31

(1)	On March 31, 2006, Grande sold off-net MDU assets in Dallas for net proceeds of $1.9 million. Because we booked revenue for these assets for the entire quarter, we did not adjust reported operating metrics. The effect of the asset sale on the operating metrics is shown in the table below:

	March 31, 2006	Reduction in metrics from asset sale	March 31, 2006 (after asset sale)
Operating Data:
Marketable homes passed(2)	336,596	2,923	333,673
Customers	138,793	1,302	137,491
Number of connections
Cable television	92,174	1,302	90,872
Telephone	116,789	—	116,789
Broadband Internet and other	77,183	—	77,183

Total connections	286,146	1,302	284,844

(2)	In the quarter ended March 31, 2006, Grande added an additional 4,000 homes to its marketable homes passed. The plant to service these homes was constructed throughout 2005 in green-field areas and actually became marketable as new homes were built.

Results of Operations

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

The following table sets forth financial data as a percentage of operating revenues for the three months ended March 31, 2005 and 2006.

	Three Months Ended March 31,
	2005	2006
Consolidated Financial Data:
Operating revenues:
Cable television	25%	29%
Telephone	30	31
Broadband Internet and other	13	16
Broadband transport services	4	5
Network services	28	19

Total operating revenues	100	100
Operating expenses:
Cost of revenues	38	35
Selling, general and administrative	48	50
Depreciation and amortization	30	29

Total operating expenses	116	114

Operating loss	(16)	(14)
Other income (expense):
Interest income	1	—
Interest expense	(10)	(11)
Gain on sale of assets	—	4

Total other expense	(9)	(7)

Net loss	(25)%	(21)%

Operating Revenues. Our operating revenues for the three months ended March 31, 2005 and 2006 were $48.5 million and $47.6 million, respectively, a decrease of $0.9 million, or 2%. This decrease was primarily driven by three components of network services. First, our decision to de-emphasize our international carrier switched service business drove a decrease of $1.7 million. International business has been a lower gross margin product, and the associated gross margin decrease was less than $0.1 million. Secondly, we also experienced a decrease in domestic carrier switched services revenue, which fell by $1.7 million. Finally, reciprocal compensation revenue decreased by $0.9 million from the first quarter of 2005 to the first quarter of 2006 due to regulatory changes. Revenue from bundled services increased by $3.2 million, partially offsetting the decrease in revenue from network service.

Operating revenues for cable television services for the three months ended March 31, 2005 and 2006 were $12.0 million and $13.8 million, respectively, an increase of $1.8 million, or 15%. Approximately 29% of the $1.8 million increase in cable television services is due to our annual rate increase, which occurred in January

2006. Operating revenues for telephone services for the three months ended March 31, 2005 and 2006 were $14.6 million and $14.7 million, respectively, an increase of $0.1 million, or less than 1%. Operating revenues for broadband Internet and other services for the three months ended March 31, 2005 and 2006 were $6.1 million and $7.5 million, respectively, an increase of $1.4 million, or 23%. The increased revenues for cable television, telephone and broadband Internet and other are primarily due to growth in the number of connections, from 260,060 as of March 31, 2005 to 286,146 as of March 31, 2006, and to a lesser extent from the aforementioned cable rate increase. The additional connections and revenues resulted primarily from continued penetration growth of marketable homes in Grande’s markets and selling to customers where we recently constructed new broadband networks.

Operating revenues for our broadband transport services for the three months ended March 31, 2005 and 2006 were $2.0 million and $2.3 million, respectively, an increase of $0.3 million, or 15%, primarily due to an increase of $0.5 million in construction revenue.

Revenues from network services for the three months ended March 31, 2005 and 2006 were $13.7 million and $9.4 million, respectively, a decrease of $4.3 million, or 31% due to the components outlined above.

Cost of Revenues. Our cost of revenues for the three months ended March 31, 2005 and 2006 were $18.2 million and $16.5 million, respectively, a decrease of $1.7 million, or 9%. The decrease in our cost of revenues was primarily due to the decrease in network services revenue. Cost of revenues as a percentage of revenues was 38% for the three months ended March 31, 2005, compared with 35% for the three months ended March 31, 2006.

Our gross margin for our bundled cable television, telephone and broadband Internet and other services was relatively flat at 72% for the three months ended March 31, 2006 and 2005. For broadband transport services, our gross margin for the three months ended March 31, 2006 was 86%, compared with 87% for the three months ended March 31, 2005. For network services, our gross margin was relatively flat at 35%, for the three months ended March 31, 2006 and 2005.

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

Selling, General and Administrative Expense. Our selling, general and administrative expense for the three months ended March 31, 2005 and 2006 was $23.5 million and $23.8 million, respectively, an increase of $0.3 million, or 1%. Selling, general and administrative expense increased as a percentage of revenues from 48% to 50%. We expect our selling, general and administrative expense to increase as a result of the growth of our business and customer base, and decrease over time as a percentage of revenue.

Depreciation and Amortization Expense. Our depreciation and amortization expense for the three months ended March 31, 2005 and 2006 was $14.5 million and $13.9 million, respectively, a decrease of $0.6 million, or 4%. The decrease was primarily due to certain intangible assets becoming fully amortized during 2005, as well as the write-off of franchise fees in the fourth quarter of 2005.

Interest Expense. For the three months ended March 31, 2005 and 2006, our interest expense, which includes interest incurred net of capitalized interest, was $4.7 million and $5.1 million, respectively, an increase of $0.4 million, or 9%. Our interest expense increased primarily due to the decrease in capitalized interest expense as the result of decreased network construction activity. For the three months ended March 31, 2005 and 2006, we had capitalized interest of $0.8 million and $0.4 million, respectively, a decrease of $0.4 million, or 50%.

Gain on Sale of Assets. For the three months ended March 31, 2005 and 2006, our gain/loss on sale of assets was $0.1 million and $1.9 million, respectively, an increase of $1.8 million. The increase was primarily due to the March 31, 2006 closing on the sale of assets in Dallas. Proceeds from this first closing were $1.9 million. The second, and final, closing is expected to occur by the end of May 2006 with net proceeds of $0.6 million. These assets are non-strategic in nature and were originally acquired in our October 2003 purchase of Advantex.

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

In the first quarter of 2004, Grande wrote off debt issuance costs of approximately $2.1 million associated with the repayment of its senior credit facility following the completion of its senior notes offering. In the fourth quarter of 2005, Grande recognized a goodwill impairment loss of $39.6 million associated with the results of Grande’s annual impairment test. In the first quarter of 2006, Grande began recognizing compensation expense for stock-based compensation in accordance with FASB Statement No. 123R, which is a non-cash item. The company believes debt issuance costs, goodwill impairments, and non-cash stock-based compensation to be analogous to amortization or interest expense, and therefore believes it is more useful to show EBITDA net of these amounts because Grande believes it is a better measure of operating performance and is more comparable to prior periods. However, because of the nature of these charges, the company is referring to EBITDA, net of debt issuance costs, goodwill impairments, and non-cash stock-based compensation charges, as “Adjusted EBITDA”.

Adjusted EBITDA was $6.9 million and $9.3 million for the quarters ended March 31, 2005 and 2006, respectively, an increase of $2.4 million, or 35%. The increase was primarily due to a $1.8 million increase in gain on sale of assets and the addition of new customers, added through the penetration of Grande’s network passings over such periods

Since a significant portion of our cost of revenues and overhead expenses are generally fixed in nature, increasing revenue should result in further increases in EBITDA/Adjusted EBITDA and in EBITDA/Adjusted EBITDA as a percentage of revenues. To the extent the increased revenues are from adding residential and small business customers for our bundled services, which have higher gross margins than network services, EBITDA/Adjusted EBITDA should increase more quickly on a percentage basis.

The reconciliation of EBITDA/Adjusted EBITDA to net loss is as follows:

	Three Months Ended March 31,
	2005	2006
	(Dollars in thousands)
Net loss as reported	$(12,155)	$(9,636)
Add back non-EBITDA/Adjusted EBITDA items included in net loss:
Interest income	(315)	(141)
Interest expense	4,743	5,106
Taxes	75	75
Depreciation and amortization	14,527	13,882

EBITDA	6,875	9,286
Stock-based compensation expense	—	33
Goodwill impairment	—	—
Loss on extinguishment of debt	—	—

Adjusted EBITDA	6,875	9,319

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

On March 23, 2004, we issued $136.0 million principal amount at maturity of senior secured notes with fixed interest payable at a rate of 14% per annum. We refer to these notes as the senior notes. Interest on the senior notes is payable semi-annually each April 1 and October 1. We used a portion of the net proceeds from the sale of the senior notes to repay all amounts outstanding under our then-existing senior credit facility. The senior credit facility was terminated upon repayment and we are not able to borrow any further amounts thereunder.

On March 24, 2006, we raised net proceeds of approximately $30.5 million in a private placement of an additional $32.0 million in aggregate principal amount of 14% senior secured notes due 2011. These additional notes were issued under the existing indenture and are part of the same series of notes as the notes issued in March 2004. These notes have not been and will not be registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. We will use the net proceeds for capital expenditures and working capital purposes.

At March 31, 2006, we had total cash and cash equivalents of $55.5 million, investments of $0.4 million and $174.1 million of long-term debt outstanding.

As of March 31, 2006, we had net working capital of $34.7 million, compared to net working capital of $6.4 million as of December 31, 2005. The increase in working capital resulted primarily from the net proceeds from the private placement of an additional $32 million in aggregate principal amount of 14% senior secured notes due 2011.

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

Cash Flows from Operating Activities

Net cash provided by operations totaled $4.1 million and $4.6 million for the three months ended March 31, 2005 and 2006, respectively. The net cash flow activity related to operations consisting primarily of changes in operating assets and liabilities and adjustments to net loss for non-cash transactions including:

•	depreciation and amortization;

•	non-cash interest expense;

•	provision for bad debt;

•	gain on disposal of assets.

•	stock-based compensation

Depreciation and amortization for the three months ended March 31, 2005 and 2006 was $14.5 million and $13.9 million, respectively. Gains on the sale of fixed assets for the three months ended March 31, 2005 and 2006 were $0.1 million and $1.9 million. Other non-cash charges for the three months ended March 31, 2005 and 2006 were $1.6 million and $1.4 million, respectively.

As of March 31, 2006 we had a $9.6 million balance in accrued liabilities related to the semi-annual interest payment on our senior notes, of which $9.5 million was subsequently paid on April 3, 2006.

Cash Flows from Investing Activities

Our net cash used in investing activities for the three months ended March 31, 2005 and 2006 was $10.7 million and $4.9 million, respectively. These net cash outflows are primarily due to the build-out of our network in both 2005 and 2006. Cash flows used in investing activities in 2006 consisted primarily of $7.3 million in property, plant and equipment purchases, offset by $2.5 million in asset sales.

Cash Flows from Financing Activities

Our net cash (used in) provided by financing activities for the three months ended March 31, 2005 and 2006 was $(0.4) million and $29.1 million, respectively. Cash flows from financing activities in the three months ended March 31, 2006 consisted primarily of the net proceeds from the private placement of an additional $32 million in aggregate principal amount of 14% senior secured notes due 2011, which is described above.

Capital Expenditures

We spent approximately $15.6 million and $7.3 million in capital expenditures, including capitalized interest, during the three months ended March 31, 2005 and 2006, respectively. The decrease of $8.3 million is primarily due to a slow down in constructing new marketable homes passed beginning in Q3 2005. The indenture governing the 14% senior secured notes due 2011 prohibits us from making capital expenditures when the aggregate amount of cash and cash equivalents held by us (after giving effect to such planned capital expenditure) would be less than $20 million. The capital expenditures amounts described above relate to network construction; initial installation costs; the purchase of customer premise equipment, such as cable set-top boxes and cable modems; and corporate and network equipment, such as switching and transport equipment; and billing and information systems.

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

Contractual Obligations and Commercial Commitments

We are obligated to make payments under a variety of contracts and other commercial arrangements, including the following:

Long-term Debt. On March 23, 2004, the Company completed a private placement offering for 136,000 units each consisting of (1) $1,000 of 14% Senior Secured Notes due 2011 and (2) a warrant to purchase 100.336 shares of common stock. The Senior Secured Notes accrue interest at the rate of 14% per annum with the interest payable semi-annually in arrears on April 1 and October 1. On March 24, 2006, we raised net proceeds of approximately $30.5 million in a private placement of an additional $32.0 million in aggregate principal amount of 14% senior secured notes due 2011. These additional notes were issued under the existing indenture and are part of the same series of notes as the notes issued in March 2004.

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

Purchase Agreements. We may be required to purchase a minimum of $38.3 million of equipment from some of our suppliers between April 2006 and December 2010. We entered into these agreements based upon estimates of equipment we expect to need over this five-year period. The majority of these purchase commitments are contingent upon delivery of technical and functional next generation requirements. If we do not actually need the estimated amount and type of equipment, our financial condition could be adversely affected because we would be obligated to spend money on equipment we do not need, rather than applying it to help grow and develop our business.

The following table represents our contractual obligations as of March 31, 2006:

	Payments Due by Period						Total
Contractual Obligations	2006	2007	2008	2009	2010	2011 & Beyond
	(In thousands)
Long-term debt and related interest obligations	$19,136	$23,532	$23,532	$23,532	$23,524	$179,760	$293,016
Capital lease obligations	1,680	2,038	1,571	1,921	1,643	20,333	29,186
Operating lease obligations	3,226	3,631	2,932	2,474	1,674	11,493	25,430
Maintenance obligations	788	1,033	1,033	1,033	1,015	10,041	14,943
Purchase obligations	204	—	3,589	—	34,497	—	38,290

Total	$25,034	$30,234	$32,657	$28,960	$62,353	$221,627	$400,865

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

Judgment is required to determine the extent to which indirect costs, or overhead, are incurred as a result of specific capital activities, and therefore should be capitalized. We allocate overhead based upon the portion of indirect costs that contribute to capitalizable activities using an overhead rate applied to the amount of direct labor capitalized based upon our analysis of the nature of costs incurred in support of capitalizable activities. The primary costs that are included in the determination of overhead rates are (i) employee benefits and payroll taxes associated with capitalized direct labor, (ii) direct variable costs associated with capitalizable activities, consisting primarily of installation and construction vehicle costs, (iii) the cost of support personnel, such as personnel who directly assist with capitalizable installation activities, and (iv) indirect costs directly attributable to capitalizable activities. For the three months ended March 31, 2005 and 2006, $3.0 million and $2.2 million of labor and overhead costs were capitalized, respectively.

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

Share-Based Payment

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment”, (SFAS 123R). SFAS 123R addresses the accounting for share-based payments to employees, including grants of employee stock options. Under the new standard, companies will no longer be able to account for share-based compensation transactions using the intrinsic method in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. Instead, companies will be required to account for such transactions using a fair-value method and recognize the expense in the consolidated statement of operations. SFAS 123R will be effective for the first period beginning after December 15, 2005. We adopted SFAS 123R on January 1, 2006 using the prospective method and did not restate prior periods. SFAS 123R will apply to awards granted, modified or settled on or after January 1, 2006. Under SFAS 123R we use a Black-Scholes-Merton model to value these stock awards. Awards outstanding as of December 31, 2005 will continue to be accounted for under the previous accounting model, the intrinsic value method under APB Opinion No. 25, whereby no compensation was recognized for most stock option awards.

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

Our management, with the participation of our Chief Executive Officer, who is our principal executive officer, and our Chief Financial Officer, who is our principal financial officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e), as applicable, under the Securities Exchange Act of 1934) as of March 31, 2006. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to Grande, including its consolidated subsidiaries, required to be included in this report and the other reports that we file or submit under the Securities Exchange Act of 1934.

During the first fiscal quarter, there were no changes in our internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors previously described in Part I, Item 1A included in Grande’s Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders of Grande during the quarter ended March 31, 2006.

ITEM 6.	EXHIBITS

See Exhibit Index (which is incorporated herein by reference):

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Grande Communications Holdings, Inc.
(Registrant)

Date: May 12, 2006	By:	/s/ MICHAEL L. WILFLEY
Michael L. Wilfley
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Exhibit Index

Exhibit No.	Description

3.1*	Restated Certificate of Incorporation of Grande Communications Holdings, Inc.

3.2**	By-Laws of Grande Communications Holdings, Inc.

3.3****	Amendment # 1 to By-Laws of Grande Communications Holding, Inc.

4.1**	Indenture, dated as of March 23, 2004, by and among Grande Communications Holdings, Inc., the Guarantors named therein and U.S. Bank National Association.

4.2**	Registration Rights Agreement, dated as of March 23, 2004, by and among Grande Communications Holdings, Inc., the Guarantors named therein, Bear, Stearns & Co. Inc. and Deutsche Bank Securities Inc.

4.3**	Form of 14% Senior Secured Note due 2011 issued in connection with March 2004 offering.

4.4**	Pledge and Security Agreement, dated March 23, 2004, by and among Grande Communications Holdings, Inc., Grande Communications Networks, Inc., Grande Communications ClearSource, Inc., Grande Communications, Inc., Grande Communications Houston, Inc., Denton Telecom Holdings I, L.L.C., Denton Telecom Investors I, L.L.C, Denton Telecom Partners I, L.P., and U.S. Bank National Association.

4.5*	Form of 14% Senior Secured Notes due 2011 issued in connection with March 2006 private placement.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.1	Written Statement of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

*	Incorporated by reference to Grande’s Annual Report on Form 10-K filed with the SEC on March 31, 2006.

**	Incorporated by reference to Grande’s Registration Statement on Form S-1 filed with the SEC on May 18, 2004.

***	Incorporated by reference to Grande’s Quarterly Report of Form 10-Q filed with the SEC on August 13, 2004.

****	Incorporated by reference to Grande’s Quarterly Report of Form 10-Q filed with the SEC on November 5, 2004.