Form 10-Q
period 2006-06-30
Grande Communications Holdings, Inc.
filed 2006-08-11
CIK 1290729

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2006

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

The number of shares of the registrant’s Common Stock outstanding as of July 15, 2006 was 13,011,148.

GRANDE COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARY

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GRANDE COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31, 2005	June 30, 2006
		(unaudited)
Assets
Current assets:
Cash and cash equivalents (net of restricted cash of $3,056 and $2,889 as of December 31, 2005 and June 30, 2006, respectively)	$26,719	$49,207
Investments	350	—
Accounts receivable, net	18,884	17,531
Prepaid expenses and other current assets	1,973	2,751

Total current assets	47,926	69,489
Property and equipment, net	297,183	283,750
Goodwill	93,639	93,639
Other intangible assets, net	1,963	1,855
Debt issue costs, net	5,970	5,618
Restricted cash and other assets	3,857	3,346

Total assets	$450,538	$457,697

Liabilities and stockholders’ equity

Current liabilities:
Accounts payable	$14,232	$13,626
Accrued expenses	20,333	20,090
Deferred revenue	6,006	5,987
Current portion of capital lease obligations and note payable	981	948

Total current liabilities	41,552	40,651
Deferred rent	984	1,300
Deferred revenue	4,374	4,092
Capital lease obligations, net of current portion	14,365	13,974
Long term debt	129,056	160,204
Commitments and contingencies (Note 5)
Stockholders’ equity:
Series A preferred stock, $0.001 par value per share; 232,617,839 shares authorized, issued and outstanding; liquidation preference of $232,618	233	233
Series B preferred stock, $0.001 par value per share; 20,833,333 shares authorized, issued and outstanding; liquidation preference of $25,000	21	21
Series C preferred stock, $0.001 par value per share; 30,000,000 shares authorized, 17,005,191 shares issued and outstanding; liquidation preference of $20,406	17	17
Series D preferred stock, $0.001 par value per share; 115,384,615 shares authorized, 114,698,442 shares issued and outstanding; liquidation preference of $149,108	115	115
Series E preferred stock, $0.001 par value per share; 8,000,000 shares authorized, 7,999,099 shares issued and outstanding; liquidation preference of $19,998	8	8
Series F preferred stock, $0.001 par value per share; 12,307,692 shares authorized, 11,758,278 shares issued and outstanding; liquidation preference of $15,286	12	12
Series G preferred stock, $0.001 par value per share; 34,615,384 shares authorized, 34,615,330 shares issued and outstanding; liquidation preference of $135,000	35	35
Series H preferred stock, $0.001 par value per share; 30,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value per share; 786,835,883 and 828,835,883 shares authorized, 12,989,965 and 13,011,148 shares issued and outstanding, at December 31, 2005 and June 30, 2006, respectively	13	13
Additional paid-in capital	508,346	508,443
Treasury stock, at cost	(5)	(5)
Accumulated deficit	(248,588)	(271,416)

Total stockholders’ equity	260,207	237,476

Total liabilities and stockholders’ equity	$450,538	$457,697

The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANDE COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006
Operating revenues	$49,775	$47,557	$98,235	$95,192
Operating expenses:
Cost of revenues (excluding depreciation and amortization)	19,319	16,475	37,525	33,000
Selling, general and administrative (includes $33 and $88 of stock-based compensation expense for the three months and six months ended June 30, 2006, respectively)	23,821	24,825	47,346	48,597
Depreciation and amortization	15,075	14,192	29,602	28,075

Total operating expenses	58,215	55,492	114,473	109,672

Operating loss	(8,440)	(7,935)	(16,238)	(14,480)
Other income (expense):
Interest income	143	416	457	558
Interest expense	(4,611)	(6,295)	(9,354)	(11,401)
Other income	750	—	750	—
Gain on disposal of assets	12	622	84	2,495

Total other income (expense)	(3,706)	(5,257)	(8,063)	(8,348)

Net loss	$(12,146)	$(13,192)	$(24,301)	$(22,828)

Basic and diluted net loss per share	$(0.98)	$(1.06)	$(1.95)	$(1.83)
Basic and diluted weighted average number of common shares outstanding	12,440	12,503	12,431	12,500

The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANDE COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Six Months Ended June 30,
	2005	2006
Cash flows from operating activities:
Net loss	$(24,301)	$(22,828)
Adjustment to reconcile net loss to net cash provided by operating activities:
Depreciation	27,483	27,937
Amortization of intangible assets	2,119	138
Amortization of deferred financing costs	491	497
Provision for bad debts	2,414	1,792
Accretion of debt discount	399	512
Non-cash stock-based compensation	(5)	88
Gain on sale of assets	(84)	(2,495)
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	(2,079)	(439)
Prepaid expenses and other current assets	(1,796)	(267)
Accounts payable	3,008	(823)
Accrued expenses	(1,697)	(243)
Deferred revenue	(114)	(276)
Deferred rent	150	316

Net cash provided by operating activities	5,988	3,909

Cash flows from investing activities:
Maturities of short term investments	20,000	350
Purchases of property, plant and equipment	(31,171)	(15,122)
Purchase price adjustments	(69)	—
Proceeds on sale of assets	469	3,126
Purchase of franchise rights and other	(747)	(29)

Net cash used in investing activities	(11,518)	(11,675)

Cash flows from financing activities:
Proceeds from borrowings and promissory notes	—	30,581
Payments of long-term debt	(300)	(466)
Deferred financing costs	(8)	(86)
Net borrowings (repayments) on zero-balance cash account	(313)	217
Proceeds from issuance of common stock	13	8

Net cash (used in) financing activities	(608)	30,254

Net change in cash and cash equivalents	(6,138)	22,488
Cash and cash equivalents, beginning of period	41,195	26,719

Cash and cash equivalents, end of period	$35,057	$49,207

The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANDE COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Organization & Nature of the Business

Grande Communications Holdings, Inc. and subsidiary (the “Company”) provides communications services to residential and commercial customers in various areas of Texas and other portions of the United States. The Company delivers products such as cable television, local and long-distance telephone, high-speed data, wireless security, broadband transport services, and other telephony network services.

2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the rules and regulations of the Securities and Exchange Commission (the “SEC”) that permit reduced disclosure for interim periods. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for the fair presentation of the financial statements have been included, and the financial statements present fairly the financial position and results of operations for the interim periods presented. Operating results for the three months and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations contained in the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2006.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Certain items related to 2005 have been reclassified to conform to the 2006 reporting format. In the opinion of management, these consolidated financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary for a fair presentation of the financial position of the Company as of June 30, 2006 and 2005, and for the three months and six months ended June 30, 2006 and June 30, 2005. The Company has reclassified the operating and financing portion of the cash flows attributable to negative book cash balances related to our zero-balance accounts for the three month and six month periods ended June 30, 2005. In prior periods these cash flows were reported within the change in accounts payable in operating activities, and have been reclassified to cash flows from financing activities to conform with current year presentation. The effect on operating activities was $0.3 million for the six months ended June 30, 2005. This revision did not have any affect on the Company’s cash balances, compliance with debt covenants, working capital, or operations.

3. Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 123 (Revised 2004), “Share-Based Payment” (“Statement No. 123R”). This revised standard addresses the accounting for stock-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. Under the new standard, companies are no longer able to account for stock-based compensation transactions using the intrinsic-value method in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Instead, companies are required to account for such transactions using a fair-value method and recognize the related expense in the Consolidated Statement of Operations.

Adoption of Statement No. 123(R)

The Company adopted Statement No. 123R effective beginning January 1, 2006 using the prospective transition method. The prospective transition method requires that companies recognize compensation expense on stock-based payment awards that are granted, modified or cancelled after January 1, 2006.

The adoption of Statement No. 123R resulted in an increase of $0.06 million and $0.09 million in selling, general and administrative expenses for the three months and six months ended June 30, 2006, respectively, and an increase of $0.06 million and $0.09 million in loss from operations and net loss for the three months and six months ended June 30, 2006, respectively. The adoption of Statement No. 123R had an impact of less than $0.01 on basic and diluted net loss per share for the three months and six months ended June 30, 2006, respectively.

Valuation assumptions

The fair value of each award granted from the Company’s stock option plan during the six months ended June 30, 2006 was estimated at the date of grant using the Black-Scholes-Merton option pricing model, assuming no expected dividends and the following weighted average assumptions:

2006
Expected volatility	75%
Expected life in years	6.25
Risk-free interest rate	4.91%

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

Stock Option Plan

Under the Company’s Amended and Restated 2000 Stock Incentive Plan (the “Stock Option Plan”), 82,000,000 shares of common stock and 30,000,000 shares of Series H Preferred Stock are reserved and authorized for issuance upon the exercise of the options. Employees and key consultants of the Company are eligible to receive options under the Stock Option Plan. The Stock Option Plan is administered by the compensation committee of the Board of Directors. Options granted under the Stock Option Plan may be either “nonqualified stock options” or “incentive stock options” under Section 422 of the Internal Revenue Code of 1986, as amended. The options granted under the Stock Option Plan vest over a four-year term and expire 10 years from the date of grant.

A summary of option activity under the Stock Option Plan during the period ended June 30, 2006 is presented in the following table:

	Common Stock Options			Preferred Stock Options			All Stock Options
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value	Aggregate Unrecognized Compensation Cost
Outstanding at December 31, 2005	49,414,571	$0.32		—	$—
Granted	7,862,000	0.07		11,000,000	0.10
Exercised	(12,850)	0.21		—	—
Forfeited or expired	(2,374,479)	0.28		—	—

Outstanding at March 31, 2006	54,889,242	$0.32	7.0	11,000,000	$0.10	9.9
Granted	4,622,242	0.05		15,200,000	0.10
Exercised	(8,333)	0.60		—	—
Forfeited or expired	(4,053,320)	0.36		—	—

Outstanding at June 30, 2006	55,449,831	$0.13	7.3	26,200,000	$0.10	9.8	$—	$1,606,271

Exercisable/vested at June 30, 2006	27,840,574	$0.18	5.9	—	$—	—	$—	$—
Unexercisable/unvested at June 30, 2006	27,609,257	$0.09	8.8	26,200,000	$0.10	9.8	$—	$1,606,271

	Common Stock Options		Preferred Stock Options				All Stock Options
Weighted average fair value per option granted in the six months ended June 30, 2006	$—			$ 0.07			$ 0.05

Compensation costs related to option grants are being amortized using the straight-line method. As of June 30, 2006, $1.6 million of unrecognized compensation costs related to non-vested option grants is expected to be recognized over the course of the following four years.

On May 3, 2006, the Board of Directors approved the re-pricing of substantially all outstanding common stock options to $0.05 per share, and options to purchase approximately 39 million common shares were re-priced. The Company recognized no additional compensation expense as a result of this modification due to the options having no fair value.

4. Recent Accounting Pronouncements

Statement No. 123R

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment” (“Statement No. 123R”) using the prospective transition method. See Note 3 for further detail regarding the adoption of this standard.

Statement No. 155

In February 2006, the FASB issued Statement No. 155, “Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140” (“Statement No. 155”). Statement No. 155 allows financial instruments that contain an embedded derivative and that otherwise would require bifurcation, to be accounted for as a whole on a fair value basis at the holders’ election. Statement No. 155 also clarifies and amends certain other provisions of Statements No. 133 and 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. The Company does not expect that the adoption of Statement No. 155 will have a material impact on its results of operations or financial position.

Statement No. 156

In March 2006, the FASB issued Statement No. 156, “Accounting for Servicing of Financial Assets-an amendment of Statement No. 140” (“Statement No. 156”). Statement No. 156 provides guidance on the accounting for servicing assets and liabilities when an entity undertakes an obligation to service a financial asset by entering into a servicing contract. This statement is effective for all transactions in fiscal years beginning after September 15, 2006. The adoption of Statement No. 156 will not have a material impact on its results of operations or financial position.

FASB Interpretation No. 48

In July 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the recognition threshold and measurement of a tax position taken on a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. FIN 48 also requires expanded disclosure with respect to the uncertainty in income taxes. We are currently evaluating the requirements of FIN 48 and the impact this interpretation may have on our financial statements.

EITF 06-3

In June 2006, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation)” (“EITF No. 06-3”) that, for periods beginning after December 15, 2006, entities may adopt a policy of presenting taxes in the income statement on either a gross or net basis. Gross or net presentation may be elected for each different type of tax, but similar taxes should be presented consistently. Taxes within the scope of EITF No. 06-3 would include taxes that are imposed concurrent with or subsequent to a revenue transaction between a seller and a customer. EITF No. 06-3 will not affect the method that we employ to present sales taxes in our consolidated financial statements, as we currently present sales net of taxes, and we anticipate that we will continue to do so in the future.

5. Contingencies

In early September 2005, the Texas Cable and Telecommunications Association filed a lawsuit in U.S. District Court, Western District of Texas, Austin division, to challenge SB 5, the legislation passed allowing for a state-wide cable franchise and obviating the need for individual municipal franchises. Named as defendants in the lawsuit, in their official capacities, are Governor Rick Perry and Public Utility Commission of Texas Commissioners Chairman Paul Hudson, Julie Parsley and Barry Smitherman. The lawsuit contends that SB 5 discriminates in violation of the U.S. and Texas Constitutions, discriminates in violation of the Federal Communications Act, violates the federal prohibition on exclusive franchises, and violates the federal duty to guard against redlining. In the event that the plaintiff prevails in the SB 5 litigation, the court may rule that the current statewide franchises are unconstitutional. Grande joined Verizon, AT&T and some municipalities and intervened in the lawsuit in support of the Texas Attorney General.

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

Overview

We provide communities in Texas with a bundled package of cable television, telephone and broadband Internet and other services. We operate fully integrated advanced broadband networks in seven markets in the State of Texas. We constructed our local networks to enable us to sell advanced communication services to residential, small business, and enterprise customers. We refer to these homes and small businesses as “marketable homes passed”. As of June 30, 2006, we had the ability to market services to 334,528 distinct homes and small businesses over our network, and had 136,920 residential, small business, and enterprise customers.

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

Since inception, we have been funded primarily with private equity investments and the issuance of debt securities. Between February 2000 and October 2003, we completed a series of private placements of our preferred stock, raising aggregate gross proceeds of $338.2 million from the sale of our capital stock. The net proceeds from these private placements have been used to fund our network build-out, operations, and our acquisitions, which are described below under the heading “Acquisitions.” As a result of equity investments and mergers where stock was used as consideration, we now have $508 million of total invested equity capital and a base of over 20 institutional private equity investors.

On March 23, 2004, we raised net proceeds of approximately $124.5 million in a private placement of 136,000 units each consisting of a $1,000 principal amount of 14% senior secured note due 2011 and a warrant to purchase 100.336 shares of our common stock. We used a portion of the net proceeds from the offering to repay all amounts outstanding under our then-existing senior credit facility. That facility was terminated upon repayment and we are not able to borrow any further amounts thereunder.

On March 24, 2006, we raised net proceeds of approximately $30.5 million in a private placement of an additional $32.0 million in aggregate principal amount of 14% senior secured notes due 2011. These additional notes were issued under the existing indenture and are part of the same series of notes as the notes issued in March 2004. These notes have not been and will not be registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. We are using the proceeds for capital expenditures and working capital purposes.

We have incurred net losses for the past six years and expect to continue to incur net losses for the next several years. However, we had positive Adjusted EBITDA in 2003, 2004, 2005 and for the six months ended June 30, 2006. See “EBITDA/Adjusted EBITDA” below for a discussion of this non-GAAP measure of our operating performance as well as our use of Adjusted EBITDA.

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

Marketable Homes Passed, Customers and Connections

We report marketable homes passed as the number of residential and business units, such as single residence homes, apartments and condominium units, passed by our networks other than those we believe are covered by exclusive arrangements with other providers of competing services. As of June 30, 2006, our networks passed 334,528 marketable homes and we had 136,920 residential, small business and enterprise customers.

Because we deliver multiple services to our customers, we report our total number of connections for cable television, telephone and broadband Internet and other services in addition to our total number of customers. We count each cable television, telephone and broadband Internet and other services purchased as a separate connection. For example, a single customer who purchases cable television, telephone and broadband Internet service would count as three connections. Similarly, a single customer who purchases our broadband Internet service and our wireless security service would count as two connections. We do not record the purchase of long distance telephone service by a local telephone customer or digital cable services by an analog cable customer as additional connections. However, we do record each purchase of an additional telephone line by a local telephone customer as an additional connection. As June 30, 2006, we had 286,991 connections.

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

Bundled services revenues—cable television, telephone, broadband Internet and other. We typically provide cable television, telephone and broadband Internet and other services on a bundled basis for fixed monthly fees billed in advance, with the amount of the monthly fee varying significantly depending upon the particular bundle of services provided. We also charge usage-based fees for additional services, such as pay-per-view movies that involve a charge for each viewing and long-distance services that involve charges by the number of minutes of use. We generally bill for these usage-based services monthly in arrears. We also generate revenues from one-time charges for the installation of premises equipment. Most of our bundled offerings include fees for equipment rental, although in some instances we sell modems to customers. Revenue generated from equipment sales is an insignificant portion of our total revenue. We also charge monthly or one-time fees for additional services, including advertising. We collect from our cable customers and include in our gross revenues the fees payable to cable franchise authorities, which are usually 5% of our revenues from cable subscriptions. We began offering security services as part of our bundle in June 2004. We sell all wireless security premise equipment to new security service customers at installation. The security revenue is included in broadband Internet and other.

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

Costs and Expenses

Cost of Revenues

Cost of revenues includes those expenses that are directly related to the generation of operating revenues and has fixed and variable components, although it does not include depreciation or amortization. Our network supports the products and services that we provide to customers, and due to a common network infrastructure and many of the same resources and personnel being used to generate revenues from the various product and service categories it is difficult to determine cost of revenues by product.

Our cost of revenues include the following:

•	Cable costs. Programming costs historically have been the largest portion of the cost of providing our cable television services and we expect this trend to continue. We have entered into contracts with the National Cable Television Cooperative and other programming providers to provide programming to be aired on our networks. We pay a monthly fee for these programming services, generally based on the average number of subscribers to the program, although some fees are adjusted based on the total number of subscribers to the system or the system penetration percentage. Since programming cost is partially based on numbers of subscribers, it will increase as we add more subscribers. It will also increase to the extent costs per channel increase over time, and may change depending upon the mix of channels we offer in each market from time to time. Our cable costs also include the fees payable to cable franchise authorities, which are usually 5% of our revenues from cable subscriptions.

•	Telephone costs. Our cost of revenues associated with delivering telephone services to residential and small business customers consist primarily of transport costs, which are comprised mostly of amounts needed for the operation, monitoring and maintenance of our networks, and also include access and other fees that we pay to other carriers to carry calls outside of our networks. Transport costs are largely fixed so long as we do not need to procure additional equipment or lease additional capacity. Transport costs are expected to increase when new facilities need to be obtained. The access fees are generally usage-based and, therefore, variable.

•	Broadband Internet and other costs. Our cost of revenues associated with delivering broadband Internet and other services to residential and small business customers consists primarily of transport costs and fees associated with peering arrangements we have with other carriers. Transport costs and peering fees for this service are largely fixed so long as we do not need to procure additional equipment or lease additional capacity, but transport costs and peering fees may increase when new facilities for connecting to the Internet need to be obtained. Our security-related costs are primarily related to system monitoring with a third-party provider and the costs associated with selling security premise equipment to customers.

•	Broadband transport services costs. Our cost of revenues associated with delivering broadband traffic consists primarily of fixed transport costs, which are comprised mostly of amounts needed for the operation, monitoring and maintenance of our networks, and also include access and other fees that we pay to other carriers to carry traffic outside of our networks. These costs are mostly fixed in nature. There are some variable costs associated with external maintenance and with private line services, which can have a component that requires us to pay other carriers for a portion of the private line.

•	Network services costs. Our cost of revenues associated with delivering traffic consists primarily of transport costs, mostly amounts needed for the operation, monitoring and maintenance of our networks, and access and other fees that we pay to other carriers to carry traffic outside of our networks. These costs are primarily fixed with respect to the monitoring of the traffic we carry on our networks, although there are variable components associated with external maintenance costs and other items. The access and other carrier fees are variable and usage-based.

Selling, general and administrative expenses

Our selling, general and administrative expenses include all of the expenses associated with operating and maintaining our networks that are not cost of revenues. These expenses primarily include payroll and departmental costs incurred for network design, monitoring and maintenance. They also include payroll and departmental costs incurred for customer disconnection and reconnection and service personnel, customer service representatives and management and sales and marketing personnel. Other included items are advertising expenses and promotional expenses, corporate and subsidiary management, administrative costs, bad debt expense, professional fees, taxes, insurance and facilities costs.

Depreciation and amortization

Depreciation and amortization expenses include depreciation of our broadband networks and equipment and intangible assets related to acquisitions.

Operating Data

	Quarter Ended
	June 30, 2005	September 30, 2005	December 31, 2005	March 31, 2006	June 30, 2006
Operating Data(1):
Marketable homes passed	325,581	328,041	331,173	336,596	334,528
Customers	131,538	134,919	136,109	138,793	136,920
Number of connections
Cable television	85,440	87,776	89,417	92,174	91,156
Telephone	113,589	113,700	114,621	116,789	116,463
Broadband Internet and other	63,241	68,061	72,104	77,183	79,372

Total connections	262,270	269,537	276,142	286,146	286,991
Average monthly revenue per:
Customer	$85.79	$85.18	$85.59	$87.15	$88.64
Cable television	49.04	48.31	48.82	50.74	52.15
Telephone	42.86	43.09	42.93	42.23	41.72
Broadband Internet and other	35.31	34.54	33.85	33.31	32.87

(1)	During the first six months of 2006, Grande sold certain off-net MDU assets in Dallas for net proceeds of $2.5 million in two closings. The first closing occurred on March 31, 2006 with net proceeds of $1.9 million, and the second closing occurred on June 19, 2006 with net proceeds of $0.6 million. The operating data for the quarter ended June 30, 2006 reflects this sale. The effect of the asset sale on operating data is shown in the table below:

Reduction in operating data resulting from asset sale
Operating Data:
Marketable homes passed	3,811
Customers	1,623
Number of connections
Cable television	1,623
Telephone	—
Broadband Internet and other	—

Total connections	1,623

Results of Operations

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

The following table sets forth financial data as a percentage of operating revenues for the six months ended June 30, 2005 and 2006.

	Six Months Ended June 30,
	2005	2006
Consolidated Financial Data:
Operating revenues:
Cable television	25%	30%
Telephone	30	31
Broadband Internet	13	16
Broadband transport services	4	4
Network services	28	19

Total operating revenues	100	100
Operating expenses:
Cost of revenues	38	35
Selling, general and administrative	48	51
Depreciation and amortization	30	29

Total operating expenses	116	115

Operating loss	(16)	(15)
Other income (expense):
Interest income	—	1
Interest expense	(10)	(12)
Other income	1	—
Gain/loss on disposal of assets	—	3

Total other income (expense)	(9)	(8)

Net loss	(25)%	(23)%

Operating Revenues. Our operating revenues for the six months ended June 30, 2005 and 2006 were $98.2 million and $95.2 million, respectively, a decrease of $3.0 million, or 3%. This decrease was primarily driven by three components of network services. First, our decision to de-emphasize our international carrier switched service business drove a decrease of $2.7 million. Second, we experienced a decrease in domestic carrier switched services revenue, which fell by $4.7 million. Finally, reciprocal compensation revenue decreased by $1.4 million from the six months ended June 30, 2005 to the six months ended June 30, 2006 due to regulatory changes. Revenue from bundled services increased by $6.3 million, partially offsetting the decrease in revenue from network service.

Operating revenues for our cable television services for the six months ended June 30, 2005 and 2006 were $24.5 million and $28.2 million, respectively, an increase of $3.7 million, or 15%. Approximately 31% of the $3.7 million increase in cable television services is due to our annual rate increase, which occurred in January 2006. Operating revenues for our telephone services for the six months ended June 30, 2005 and 2006 remained relatively flat at $29.3 million, respectively. Operating revenues for our broadband Internet and other services for the six months ended June 30, 2005 and 2006 were $12.6 million and $15.2 million, respectively, an increase of $2.6 million, or 21%. The overall increased revenues for bundled services from $66.4 million to $72.7 million for the six months ended June 30, 2005 and 2006, respectively, is primarily due to growth in the number of connections, from 262,270 as of June 30, 2005 to 286,991 as of June 30, 2006, and to a lesser extent from the aforementioned cable rate increase. The additional connections and revenues resulted primarily from continued penetration growth of marketable homes in Grande’s markets and selling to customers where we recently constructed new broadband networks.

Operating revenues for our broadband transport services for the six months ended June 30, 2005 and 2006 remained relatively flat at $4.3 million, respectively.

Operating revenue for our network services for the six months ended June 30, 2005 and 2006 was $27.5 million and $18.3 million, respectively, a decrease of $9.2 million, or 33%, due to the components outlined above.

Cost of Revenues. Our cost of revenues for the six months ended June 30, 2005 and 2006 were $37.5 million and $33.0 million, respectively, a decrease of $4.5 million, or 12%. The decrease in our cost of revenues was primarily due to the decrease in network services revenue, which, in turn, led to a decrease in the variable component of network services costs. Cost of revenues decreased as a percentage of revenues from 38% for the six months ended June 30, 2005 to 35% for the six months ended June 30, 2006.

Selling, General and Administrative Expense. Our selling, general and administrative expense for the six months ended June 30, 2005 and 2006 was $47.3 million and $48.6 million, respectively, an increase of $1.3 million, or 3%, primarily due to the cost of growing the bundled services business and management changes that occurred during the second quarter of 2006. Selling, general and administrative expense increased as a percentage of revenues from 48% to 51%, primarily, due to the 33% decrease in network service revenue.

Depreciation and Amortization Expense. Our depreciation and amortization expense for the six months ended June 30, 2005 and 2006 was $29.6 million and $28.1 million, respectively, a decrease of $1.5 million, or 5%. The decrease was primarily due to certain intangible assets becoming fully amortized during 2005, as well as the write-off of franchise fees in the fourth quarter of 2005.

Interest Expense. For the six months ended June 30, 2005 and 2006, our interest expense, which includes interest incurred net of capitalized interest, was $9.4 million and $11.4 million, respectively, an increase of $2.0 million, or 21%. Our interest expense increased primarily due to the private placement of an additional $32.0 million of senior notes in the first quarter of 2006, as well as a decrease in capitalized interest (and a corresponding increase in interest expense) as the result of decreased network construction activity. For the six months ended June 30, 2005 and 2006, we had capitalized interest of $1.7 million and $1.1 million, respectively, a decrease of $0.6 million, or 35%.

Other income. Our other income for the six months ended June 30, 2005 and 2006 was $0.8 million and $0, respectively. This decrease was due to the recognition of a one-time contractually negotiated fee for strategic business planning and development in June 2005. This fee is unrelated to our primary business product and therefore classified as other income.

Gain on Sale of Assets. For the six months ended June 30, 2005 and 2006, our gain/loss on sale of assets was $0.1 million and $2.5 million, respectively, an increase of $2.4 million. The increase was primarily due to the sale of assets in Dallas. Net proceeds from the first closing, which occurred on March 31, 2006, were $1.9 million, and net proceeds from the second closing, which occurred on June 19, 2006, were $0.6 million. These assets were non-strategic in nature and were originally acquired in our October 2003 purchase of Advantex.

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

The following table sets forth financial data as a percentage of operating revenues for the three months ended June 30, 2005 and 2006.

	Three Months Ended June 30,
	2005	2006
Consolidated Financial Data:
Operating revenues:
Cable television	25%	30%
Telephone	30	31
Broadband Internet	13	16
Broadband transport services	5	4
Network services	27	19

Total operating revenues	100	100
Operating expenses:
Cost of revenues	39	35
Selling, general and administrative	48	52
Depreciation and amortization	30	30

Total operating expenses	117	117

Operating loss	(17)	(17)
Other income (expense):
Interest income	—	1
Interest expense	(9)	(13)
Other income	2	—
Gain/loss on disposal of assets	—	1

Total income (expense)	(7)	(11)

Net loss	(24)%	(28)%

Operating Revenues. Our operating revenues for the three months ended June 30, 2005 and 2006 were $49.8 million and $47.6 million, respectively, a decrease of $2.2 million, or 4%. This decrease was primarily driven by three components of network services. First, our decision to de-emphasize our international carrier switched service business drove a decrease of $1.0 million. Second, we experienced a decrease in domestic carrier switched services revenue, which fell by $3.0 million. Finally, reciprocal compensation revenue decreased by $0.6 million from the three months ended June 30, 2005 to the three months ended June 30, 2006 due to regulatory changes. Revenue from bundled services increased by $2.8 million, partially offsetting the decrease in revenue from network service.

Operating revenues for our cable television services for the three months ended June 30, 2005 and 2006 were $12.5 million and $14.3 million, respectively, an increase of $1.8 million, or 14%. Approximately 27% of the $1.8 million increase in cable television services is due to our annual rate increase, which occurred in January 2006. Operating revenues for our telephone services for the three months ended June 30, 2005 and 2006 were $14.7 million and $14.6 million, respectively, a decrease of $0.1 million, or 1%. Operating revenues for our broadband Internet and other services for the three months ended June 30, 2005 and 2006 were $6.6 million and $7.7 million, respectively, an increase of $1.1 million, or 17%. The overall increased revenues for bundled services from $33.8 million to $36.6 million for the three months ended June 30, 2005 and 2006, respectively, is primarily due to growth in the number of connections, from 262,270 as of June 30, 2005 to 286,991 as of June 30, 2006, and to a lesser extent from the aforementioned cable rate increase. The additional connections and revenues resulted primarily from continued penetration growth of marketable homes in Grande’s markets and selling to customers where we recently constructed new broadband networks.

Operating revenues for our broadband transport services for the three months ended June 30, 2005 and 2006 were $2.2 million and $1.9 million, respectively, a decrease of $0.3 million, or 14%.

Operating revenue for our network services for the three months ended June 30, 2005 and 2006 was $13.8 million and $9.0 million, respectively, a decrease of $4.8 million, or 35%, due to the components outlined above.

Cost of Revenues. Our cost of revenues for the three months ended June 30, 2005 and 2006 were $19.3 million and $16.5 million, respectively, a decrease of $2.8 million, or 15%. The decrease in our cost of revenues was primarily due to the decrease in network services revenue, which, in turn, led to a decrease in the variable component of network services costs. Cost of revenues decreased as a percentage of revenues from 39% for the three months ended June 30, 2005 to 35% for the three months ended June 30, 2006.

Selling, General and Administrative Expense. Our selling, general and administrative expense for the three months ended June 30, 2005 and 2006 was $23.8 million and $24.8 million, respectively, an increase of $1.0 million, or 4%, primarily due to the costs of growing the bundled services business and management changes that occurred during the second quarter of 2006. Selling, general and administrative expense increased as a percentage of revenues from 48% to 52%, primarily due to the 35% decrease in network service revenue.

Depreciation and Amortization Expense. Our depreciation and amortization expense for the three months ended June 30, 2005 and 2006 was $15.1 million and $14.2 million, respectively, a decrease of $0.9 million, or 6%. The decrease was primarily due to certain intangible assets becoming fully amortized during 2005, as well as the write-off of franchise fees in the fourth quarter of 2005.

Interest Expense. For the three months ended June 30, 2005 and 2006, our interest expense, which includes interest incurred net of capitalized interest, was $4.6 million and $6.3 million, respectively, an increase of $1.7 million, or 37%. Our interest expense increased primarily due to the private placement of an additional $32.0 million of senior notes in the first quarter of 2006, as well as a decrease in capitalized interest (an a corresponding increase in interest expense). For the three months ended June 30, 2005 and 2006, we had capitalized interest of $0.9 million and $0.5 million, respectively, a decrease of $0.4 million or 44%.

Other income. Our other income for the three months ended June 30, 2005 and 2006 was $0.8 million and $0, respectively. This increase is due to the recognition of a one-time contractually negotiated fee for strategic business planning and development in June 2005. This fee is unrelated to our primary business product and therefore classified as other income.

Gain on Sale of Assets. For the three months ended June 30, 2005 and 2006, our gain/loss on sale of assets was $0.01 million and $0.6 million, respectively, an increase of approximately $0.6 million. The increase was primarily due to the sale of assets in Dallas. Net proceeds from this closing, which occurred on June 19, 2006, were $0.6 million. This was the second closing of the sale of assets in Dallas, which were non-strategic in nature and were originally acquired in our October 2003 purchase of Advantex.

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

Adjusted EBITDA was $7.4 million and $7.0 million for the quarters ended June 30, 2005 and 2006, respectively, a decrease of $0.4 million, or 5%. The decrease was primarily due to the 35% decrease in network services revenue partially offset by bundled services growth.

Adjusted EBITDA was $14.3 million and $16.3 million for the six months ended June 30, 2005 and 2006, respectively, an increase of $2.0 million, or 14%. The increase was primarily due to a $2.4 million increase in gain on sale of assets and the addition of new customers, added through the penetration of Grande’s network passings over such periods, offset by the decrease in other income.

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

The reconciliation of EBITDA/Adjusted EBITDA to net income is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006
	(Dollars in thousands)		(Dollars in thousands)
Net loss as reported	$(12,146)	$(13,192)	$(24,301)	$(22,828)
Add back non-EBITDA/Adjusted EBITDA items included in net loss:
Interest income	(143)	(416)	(457)	(558)
Interest expense	4,611	6,295	9,354	11,401
Taxes	50	75	125	150
Depreciation and amortization	15,075	14,192	29,602	28,075

EBITDA	7,447	6,954	14,323	16,240
Stock-based compensation expense	—	55	—	88
Goodwill impairment	—	—	—	—
Loss on extinguishment of debt	—	—	—	—

Adjusted EBITDA	$7,447	$7,009	$14,323	$16,328

Liquidity and Capital Resources

Sources and Uses of Funds

Since inception, we have raised an aggregate of $338 million in equity funding from institutional private equity investors and others to pursue our business plan. As a result of such stock issuances and our merger with ClearSource, we have a total of $508 million of total invested equity capital. Funds raised have been used to construct our networks, to make acquisitions, to launch services in our existing seven markets and for working capital and operating expenses.

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

On March 24, 2006, we raised net proceeds of approximately $30.5 million in a private placement of an additional $32.0 million in aggregate principal amount of 14% senior secured notes due 2011. These additional notes were issued under the existing indenture and are part of the same series of notes as the notes issued in March 2004. These notes have not been and will not be registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. We are using the net proceeds for capital expenditures and working capital purposes.

At June 30, 2006, we had total cash and cash equivalents of $49.2 million and $174.2 million of long-term debt outstanding.

As of June 30, 2006, we had net working capital of $28.8 million, compared to net working capital of $6.4 million as of December 31, 2005. The increase in working capital resulted primarily from the net proceeds from the private placement of an additional $32 million in aggregate principal amount of 14% senior secured notes due 2011.

Provided that we meet the our cash flow projections in our current business plan, we expect that we will not require additional financing and that we will manage our cash position above $20 million in accordance with the covenant set forth in the indenture governing the senior notes. This covenant prohibits our making capital expenditures relating to the build-out of new or additional parts of our network if such expenditures would result in us having less than $20 million in cash and cash equivalents. Our business plan is based on estimates regarding expected future costs and expected revenues. Our costs may exceed or our revenues may fall short of our estimates, our estimates may change, and future developments may affect our estimates. Any of these factors may increase our need for funds to complete construction in our markets, which would require us to seek additional financing.

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

Cash Flows from Operating Activities

Net cash provided by operations totaled $6.0 million and $3.9 million for the six months ended June 30, 2005 and 2006, respectively. The net cash flow activity related to operations consisting primarily of changes in operating assets and liabilities and adjustments to net loss for non-cash transactions including:

•	depreciation and amortization;

•	non-cash interest expense;

•	provision for bad debt;

•	gain on disposal of assets; and

•	stock-based compensation.

Depreciation and amortization for the six months ended June 30, 2005 and 2006 was $29.6 million and $28.1 million, respectively. Gains on the sale of fixed assets for the six months ended June 30, 2005 and 2006 were $0.1 million and $2.5 million, respectively. Other non-cash charges for the six months ended June 30, 2005 and 2006 were $3.3 million and $2.9 million, respectively.

As of June 30, 2006 we had a $6.0 million balance of accrued interest in accrued liabilities related to our senior notes, which will be paid on October 2, 2006.

Cash Flows from Investing Activities

Our net cash used in investing activities for the six months ended June 30, 2005 and 2006 was $11.5 million and $11.7 million, respectively. These net cash outflows are primarily due to the build-out of our network in both 2005 and 2006. Cash flows used in investing activities in 2006 consisted primarily of $15.1 million in property, plant and equipment purchases, offset by $3.1 million in asset sales.

Cash Flows from Financing Activities

Our net cash (used in) provided by financing activities for the six months ended June 30, 2005 and 2006 was $(0.6) million and $30.3 million, respectively. Cash flows from financing activities in the six months ended June 30, 2006 consisted primarily of the net proceeds from the private placement of an additional $32 million in aggregate principal amount of senior notes, which is described above.

Capital Expenditures

We spent approximately $31.2 million and $15.1 million in capital expenditures, including capitalized interest, during the three months ended June 30, 2005 and 2006, respectively. The decrease of $16.1 million is primarily due to a slow down in constructing new marketable homes passed beginning in the third quarter of 2005. The indenture governing the senior notes prohibits us from making capital expenditures when the aggregate amount of cash and cash equivalents held by us (after giving effect to such planned capital expenditure) would be less than $20 million. The capital expenditures amounts described above relate to network construction; initial installation costs; the purchase of customer premise equipment, such as cable set-top boxes and cable modems; and corporate and network equipment, such as switching and transport equipment; and billing and information systems.

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

Contractual Obligations and Commercial Commitments

We are obligated to make payments under a variety of contracts and other commercial arrangements, including the following:

Long-term Debt. On March 23, 2004, the Company completed a private placement offering for 136,000 units each consisting of (1) $1,000 of senior notes and (2) a warrant to purchase 100.336 shares of common stock. The senior notes accrue interest at the rate of 14% per annum with the interest payable semi-annually in cash in arrears on April 1 and October 1. On March 24, 2006, we raised net proceeds of approximately $30.5 million in a private placement of an additional $32.0 million in aggregate principal amount of senior notes. These additional notes were issued under the existing indenture and are part of the same series of senior notes as those issued in March 2004.

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

Purchase Agreements. We may be required to purchase a minimum of $37.5 million of equipment from some of our suppliers between April 2006 and December 2010. We entered into these agreements based upon estimates of equipment we expect to need over this five-year period. The majority of these purchase commitments are contingent upon delivery of technical and functional next generation requirements. If we do not actually need the estimated amount and type of equipment, our financial condition could be adversely affected because we would be obligated to spend money on equipment we do not need, rather than applying it to help grow and develop our business.

The following table represents our contractual obligations as of June 30, 2006:

	Payments Due by Period						Total
Contractual Obligations	2006	2007	2008	2009	2010	2011 & Beyond
	(In thousands)
Long-term debt and related interest obligations	$11,766	$23,532	$23,532	$23,532	$23,524	$179,760	$285,646
Capital lease obligations	1,099	2,038	1,972	1,921	1,643	20,333	29,006
Operating lease obligations	2,216	3,761	3,007	2,529	1,719	11,512	24,744
Maintenance obligations	626	1,033	1,033	1,033	1,015	10,041	14,781
Purchase obligations	164	—	3,068	—	34,305	—	37,537

Total	$15,871	$30,364	$32,612	$29,015	$62,206	$221,646	$391,714

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

Revenue Recognition

Revenue from customers consists of fixed monthly fees for bundled services and certain network services, and usage based fees for long distance services in certain bundles and the majority of our network services. We pay local municipalities where we provide cable service, the federally-mandated maximum of 5% of gross revenues derived from the operation of the cable television system, to provide cable television services. Such fees are collected monthly from our customers and remitted quarterly to the local municipalities. Franchise fees collected and paid are reported as revenues and expenses, respectively. Our revenues are recognized when services are provided, regardless of the period in which they are billed. Amounts billed in advance are reflected in the balance sheet as deferred revenue and are deferred until the service is provided.

The Company’s policy for revenue recognition in instances where multiple deliverables are sold contemporaneously to the same counter-party is in accordance with EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables,” and SEC Staff Accounting Bulletin No. 104, “Revenue Recognition.” Specifically, if the Company enters into sales contracts for the sale of multiple products or services, then the Company evaluates whether it has objective fair value evidence for each deliverable in the transaction. If the Company has objective fair value evidence for each deliverable of the transaction, then it accounts for each deliverable in the transaction separately, based on the relevant revenue recognition accounting policies. For arrangements that include installation services, the Company recognizes installation revenue using the residual method. For example, this would occur when the Company enters into an agreement for service that includes the Company providing equipment in connection with the service and the subscriber paying an installation fee as well as monthly charges. Because the Company is providing both a product and a service, revenue is allocated to the product and monthly subscription service based on relative fair value and revenue is allocated to installation services using the residual method. To date, our product revenues have not been significant. In accordance with FASB Statement No. 51, “Financial Reporting by Cable Television Companies”, installation revenues are recognized in the period of installation since they do not exceed the direct selling costs.

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

Judgment is required to determine the extent to which indirect costs, or overhead, are incurred as a result of specific capital activities, and therefore should be capitalized. We allocate overhead based upon the portion of indirect costs that contribute to capitalizable activities using an overhead rate applied to the amount of direct labor capitalized based upon our analysis of the nature of costs incurred in support of capitalizable activities. The primary costs that are included in the determination of overhead rates are (i) employee benefits and payroll taxes associated with capitalized direct labor, (ii) direct variable costs associated with capitalizable activities, consisting primarily of installation and construction vehicle costs, (iii) the cost of support personnel, such as personnel who directly assist with capitalizable installation activities, and (iv) indirect costs directly attributable to capitalizable activities. Capitalized costs are depreciated along with the physical assets to which they relate, which have lives of three to ten years depending on the type of asset. For the six months ended June 30, 2005 and 2006, $5.9 million and $4.2 million of labor and overhead costs were capitalized, respectively.

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

We performed our annual goodwill impairment test as of October 1, 2005. This test was performed in accordance with Statement of Financial Accounting Standards, or SFAS, No. 142—Goodwill and Other Intangible Assets, which we adopted effective January 1, 2002. SFAS No. 142 recognizes that since goodwill and certain intangible assets may have indefinite useful lives, these assets are no longer required to be amortized but are to be evaluated at least annually for impairment. We have two reporting units, retail and wholesale, for purposes of evaluating goodwill impairment. Our retail reporting unit includes the business of providing bundled communication services (cable, phone and data) to customers within 1st and 2nd tier cities in Texas. Our wholesale reporting unit includes the business of providing network products and services for wholesale carriers and Internet service providers on our switch network. The estimated fair value was determined based on a discounted cash flow analysis and review of multiples for comparable companies. The assumptions used in the valuation testing have subjective components, including anticipated future operating results and cash flows based on our business plan and overall expectations as to market and economic considerations. During the last half of 2005, we revised projections downward for our network services line of service based on our new management’s revised business strategy, current trends in the industry and management’s analysis of the competitive environment in this line of service. We performed our annual impairment test as of October 1, 2005, which indicated carrying value exceeded estimated fair value for a portion of the Thrifty Call goodwill. Based on the results of this test, we recorded an impairment loss of $39.6 million in 2005 related to the Thrifty Call acquisition in 2000.

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

Share-Based Payment

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 123 (revised 2004), “Share-Based Payment”, (Statement No. 123R). Statement No. 123R addresses the accounting for share-based payments to employees, including grants of employee stock options. Under the new standard, companies will no longer be able to account for share-based compensation transactions using the intrinsic method in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. Instead, companies will be required to account for such transactions using a fair-value method and recognize the expense in the consolidated statement of operations. SFAS 123R will be effective for the first period beginning after December 15, 2005. We adopted SFAS 123R on January 1, 2006 using the prospective method and did not restate prior periods. SFAS 123R will apply to awards granted, modified or settled on or after January 1, 2006. Under SFAS 123R we use a Black-Scholes-Merton model to value these stock awards. Awards outstanding as of December 31, 2005 will continue to be accounted for under the previous accounting model, the intrinsic value method under APB Opinion No. 25, whereby no compensation was recognized for most stock option awards.

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

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer, who is our principal executive officer, and our Chief Financial Officer, who is our principal financial officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e), as applicable, under the Securities Exchange Act of 1934) as of June 30, 2006. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to Grande, including its consolidated subsidiaries, required to be included in this report and the other reports that we file or submit under the Securities Exchange Act of 1934.

During the second fiscal quarter, there were no changes in our internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Legal Proceedings

In early September 2005, the Texas Cable and Telecommunications Association filed a lawsuit in U.S. District Court, Western District of Texas, Austin division, to challenge SB 5, the legislation passed allowing for a state-wide cable franchise and obviating the need for individual municipal franchises. Named as defendants in the lawsuit, in their official capacities, are Governor Rick Perry and Public Utility Commission of Texas Commissioners Chairman Paul Hudson, Julie Parsley and Barry Smitherman. The lawsuit contends that SB 5 discriminates in violation of the U.S. and Texas Constitutions, discriminates in violation of the Federal Communications Act, violates the federal prohibition on exclusive franchises, and violates the federal duty to guard against redlining. In the event that the plaintiff prevails in the SB 5 litigation, the court may rule that the current statewide franchises are unconstitutional. Grande joined Verizon, AT&T and some municipalities and intervened in the lawsuit in support of the Texas Attorney General.

There are no other pending proceedings, which are currently anticipated to have a material adverse effect on our business, financial condition or results of operations.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors previously described in Part I, Item 1A included in Grande’s Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UNDER SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders of Grande during the quarter ended June 30, 2006.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

See Exhibit Index (which is incorporated herein by reference) :

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Grande Communications Holdings, Inc. (Registrant)

Date: August 11, 2005	By:	/s/ MICHAEL L. WILFLEY
Michael L. Wilfley
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Exhibit Index

Exhibit No.	Description
10.1(1)	Grande Communications Holdings, Inc. Amended and Restated 2000 Stock Incentive Plan.

Form of Incentive Stock Option Agreement (Common Stock – Regular)

Form of Incentive Stock Option Agreement

Form of Incentive Stock Option Agreement (Series H Preferred Stock)

Form of Nonqualified Stock Option Agreement (Common Stock – Regular)

Form of Nonqualified Stock Option Agreement

Form of Nonqualified Stock Option Agreement (Series H Preferred Stock)

10.2 (2)	Employment Agreement, dated January 26, 2006 by and between Grande Communications Holdings, Inc. and Roy H. Chestnutt.

10.2.1 (3)	Amendment to the Employment Agreement dated January 26, 2006 by and between Grande Communications Holdings, Inc. and Roy H. Chestnutt.

10.3 (4)	Employment Agreement between Grande Communications Holdings, Inc. and W.K.L. “Scott” Ferguson, Jr.

10.4 (5)	Employment Agreement between Grande Communications Holdings, Inc. and Michael Wilfley.

31.1	Certification pursuant to Section 302 of the Sabanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.1	Written Statement of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

(1)	Incorporated by reference to Grande’s Form 8-K filed with the SEC on July 5, 2006, Exhibit Numbers 10.3 through 10.9.

(2)	Incorporated by reference to Grande’s Annual Report on Form 10-K filed with the SEC on March 31, 2006.

(3)	Incorporated by reference to Grande’s Form 8-K filed with the SEC on July 3, 2006, Exhibit Number 10.1.

(4)	Incorporated by reference to Grande’s Form 8-K filed with the SEC on July 5, 2006, Exhibit Number 10.1.

(5)	Incorporated by reference to Grande’s Form 8-K filed with the SEC on July 5, 2006, Exhibit Number 10.2.