Form 10-Q
period 2006-09-30
Grande Communications Holdings, Inc.
filed 2006-11-13
CIK 1290729

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2006

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

The number of shares of the registrant’s Common Stock outstanding as of October 15, 2006 was 13,048,640.

GRANDE COMMUNICATIONS HOLDINGS, INC.

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GRANDE COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31, 2005	September 30, 2006
		(unaudited)
Assets
Current assets:
Cash and cash equivalents (net of restricted cash of $3,056 and $2,889 as of December 31, 2005 and September 30, 2006, respectively)	$26,719	$57,571
Investments	350	—
Accounts receivable, net	18,884	17,836
Prepaid expenses and other current assets	1,973	2,047

Total current assets	47,926	77,454
Property and equipment, net	297,183	278,468
Goodwill	93,639	93,639
Other intangible assets, net	1,963	1,810
Debt issue costs, net	5,970	5,366
Restricted cash and other assets	3,857	3,323

Total assets	$450,538	$460,060

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$14,232	$13,973
Accrued expenses	20,333	29,508
Deferred revenue	6,006	6,175
Current portion of capital lease obligations and note payable	981	3,147

Total current liabilities	41,552	52,803
Deferred rent	984	1,264
Deferred revenue	4,374	4,627
Capital lease obligations, net of current portion	14,365	16,455
Long term debt	129,056	160,491
Commitments and contingencies (Note 5)
Stockholders’ equity:
Series A preferred stock, $0.001 par value per share; 232,617,839 shares authorized, issued and outstanding; liquidation preference of $232,618	233	233
Series B preferred stock, $0.001 par value per share; 20,833,333 shares authorized, issued and outstanding; liquidation preference of $25,000	21	21
Series C preferred stock, $0.001 par value per share; 30,000,000 shares authorized, 17,005,191 shares issued and outstanding; liquidation preference of $20,406	17	17
Series D preferred stock, $0.001 par value per share; 115,384,615 shares authorized, 114,698,442 shares issued and outstanding; liquidation preference of $149,108	115	115
Series E preferred stock, $0.001 par value per share; 8,000,000 shares authorized, 7,999,099 shares issued and outstanding; liquidation preference of $19,998	8	8
Series F preferred stock, $0.001 par value per share; 12,307,692 shares authorized, 11,758,278 shares issued and outstanding; liquidation preference of $15,286	12	12
Series G preferred stock, $0.001 par value per share; 34,615,384 shares authorized, 34,615,330 shares issued and outstanding; liquidation preference of $135,000	35	35
Series H preferred stock, $0.001 par value per share; 30,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value per share; 786,835,883 and 828,835,883 shares authorized, 12,989,965 and 13,048,640 shares issued and outstanding, at December 31, 2005 and September 30, 2006, respectively	13	13
Additional paid-in capital	508,346	508,587
Treasury stock, at cost	(5)	(5)
Accumulated deficit	(248,588)	(284,616)

Total stockholders’ equity	260,207	224,420

Total liabilities and stockholders’ equity	$450,538	$460,060

The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANDE COMMUNICATIONS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2006	2005	2006
Operating revenues	$48,106	$47,483	$146,341	$142,675
Operating expenses:
Cost of revenues (excluding depreciation and amortization)	17,596	16,705	55,121	49,704
Selling, general and administrative (includes $143 and $231 of stock-based compensation expense for the three months and nine months ended September 30, 2006, respectively)	24,689	24,939	72,035	73,538
Depreciation and amortization	13,864	13,365	43,466	41,439

Total operating expenses	56,149	55,009	170,622	164,681

Operating loss	(8,043)	(7,526)	(24,281)	(22,006)
Other income (expense):
Interest income	161	532	619	1,089
Interest expense	(4,609)	(6,254)	(13,964)	(17,655)
Other income	—	—	750	—
Gain on disposal of assets	3	49	87	2,544

Total other income (expense)	(4,445)	(5,673)	(12,508)	(14,022)

Net loss	$(12,488)	$(13,199)	$(36,789)	$(36,028)

Basic and diluted net loss per share	$(1.00)	$(1.05)	$(2.96)	$(2.88)
Basic and diluted weighted average number of common shares outstanding	12,476	12,534	12,447	12,512

The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANDE COMMUNICATIONS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Nine Months Ended September 30,
	2005	2006
Cash flows from operating activities:
Net loss	$(36,789)	$(36,028)
Adjustment to reconcile net loss to net cash provided by operating activities:
Depreciation	41,194	41,240
Amortization of intangible assets	2,272	199
Amortization of deferred financing costs	733	748
Provision for bad debts	3,638	2,566
Accretion of debt discount	605	801
Non-cash stock-based compensation	(1)	231
Gain on sale of assets	(87)	(2,544)
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	(1,265)	(1,495)
Prepaid expenses and other current assets	523	461
Accounts payable	1,385	(345)
Accrued expenses	4,084	9,175
Deferred revenue	(42)	(185)
Deferred rent	198	280

Net cash provided by operating activities	16,448	15,104

Cash flows from investing activities:
Maturities of short term investments	20,000	350
Purchases of property and equipment	(40,933)	(23,626)
Purchase price adjustments	(69)	—
Proceeds on sale of assets	469	10,426
Purchase of franchise rights and other	(877)	(47)

Net cash used in investing activities	(21,410)	(12,897)

Cash flows from financing activities:
Proceeds from borrowings and promissory notes	—	30,581
Payments of long-term debt	(559)	(2,007)
Deferred financing costs	6	(86)
Net borrowings (repayments) on zero-balance cash account	(533)	147
Proceeds from issuance of common stock	31	10

Net cash (used in) provided by financing activities	(1,055)	28,645

Net change in cash and cash equivalents	(6,017)	30,852
Cash and cash equivalents, beginning of period	41,195	26,719

Cash and cash equivalents, end of period	$35,178	$57,571

The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANDE COMMUNICATIONS HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Organization & Nature of the Business

Grande Communications Holdings, Inc. and its wholly owned subsidiary, Grande Communications Networks, Inc., (the “Company”), provide communications services to residential and commercial customers in various areas of Texas and other portions of the United States. The Company delivers products such as cable television, local and long-distance telephone, high-speed data, wireless security, broadband transport services, and other telephony network services.

2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the rules and regulations of the Securities and Exchange Commission (the “SEC”) that permit reduced disclosure for interim periods. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for the fair presentation of the financial statements have been included, and the financial statements present fairly the financial position and results of operations for the interim periods presented. Operating results for the three months and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. The December 31, 2005 balance sheet is derived from the audited financial statements for the year ended December 31, 2005. These interim financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2005 and notes thereto, together with management’s discussion and analysis of financial condition and results of operations contained in the Company’s Annual Report for the year ended December 31, 2005 on Form 10-K filed with the SEC on March 31, 2006.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

In the opinion of management, these consolidated financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary for a fair presentation of the financial position of the Company as of September 30, 2006 and 2005, and for the three months and nine months ended September 30, 2006 and September 30, 2005. Certain items related to 2005 have been reclassified to conform to the 2006 reporting format. The Company has reclassified the operating and financing portion of the cash flows attributable to negative book cash balances related to our zero-balance accounts for the three month and nine month periods ended September 30, 2005. In prior periods these cash flows were reported within the change in accounts payable in operating activities, and have been reclassified to cash flows from financing activities to conform with current year presentation. The effect on operating activities was $0.2 million and $0.5 million, respectively, for the three and nine months ended September 30, 2005. This revision did not have any effect on the Company’s cash balances, compliance with debt covenants, working capital, or operations.

3. Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 123 (Revised 2004), “Share-Based Payment” (“Statement No. 123R”). This revised standard addresses the accounting for stock-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company, or other instruments that are based on the fair value of the company’s equity

GRANDE COMMUNICATIONS HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

instruments or that may be settled by the issuance of such equity instruments. Under the new standard, companies are no longer able to account for stock-based compensation transactions using the intrinsic-value method in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Instead, companies are required to account for such transactions using a fair-value method and recognize the related expense in the Consolidated Statement of Operations.

Adoption of Statement No. 123(R)

The Company adopted Statement No. 123R effective beginning January 1, 2006 using the prospective transition method. The prospective transition method requires that companies recognize compensation expense on stock-based payment awards that are granted, modified or cancelled after January 1, 2006.

The adoption of Statement No. 123R resulted in an increase of $0.14 million and $0.23 million in selling, general and administrative expenses for the three months and nine months ended September 30, 2006, respectively, and an increase of $0.14 million and of $0.23 million in loss from operations and net loss for the three months and nine months ended September 30, 2006, respectively. The adoption of Statement No. 123R had an impact of less than $0.01 on basic and diluted net loss per share for the three months and nine months ended September 30, 2006, respectively.

Valuation assumptions

The fair value of each award granted from the Company’s stock option plan during the nine months ended September 30, 2006 was estimated at the date of grant using the Black-Scholes-Merton option pricing model, assuming no expected dividends and the following weighted average assumptions:

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

GRANDE COMMUNICATIONS HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

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

A summary of option activity under the Stock Option Plan during the period ended September 30, 2006 is presented in the following table:

	Common Stock Options			Preferred Stock Options
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at December 31, 2005	49,414,571	$0.32		—	$—
Granted	13,254,092	0.06		26,200,000	0.10
Exercised	(63,675)	0.15		—	—
Forfeited or expired	(7,571,794)	0.14		—	—

Outstanding at September 30, 2006	55,033,194	$0.13	7.1	26,200,000	$0.10	9.6
Exercisable/vested at September 30, 2006	27,978,788	$0.18	5.7	—	$—	—
Unexercisable/unvested at September 30, 2006	27,054,406	$0.09	8.6	26,200,000	$0.10	9.6

	Common Stock Options	Preferred Stock Options	All Stock Options
Weighted average fair value per option granted in the nine months ended September 30, 2006	$—	$0.07	$0.06

Compensation costs related to option grants are being amortized using the straight-line method. As of September 30, 2006, $1.5 million of unrecognized compensation costs related to non-vested option grants are expected to be recognized over the course of the following four years. Cash received on exercise of stock options was $2,125 and $9,874, respectively, for the three months and nine months ended September 30, 2006.

4. Recent Accounting Pronouncements

Statement No. 123R

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment” (“Statement No. 123R”) using the prospective transition method. See Note 3 for further detail regarding the adoption of this standard.

GRANDE COMMUNICATIONS HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Statement No. 157

In September 2006, the FASB issued SFAS Statement No. 157, “Fair Value Measurements”. This new standard provides enhanced guidance for using fair value to measure assets and liabilities, and requires expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The new standard is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the requirements of SFAS No. 157 and the impact this standard may have on our financial statements.

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

5. Contingencies

In early September 2005, the Texas Cable and Telecommunications Association (“TCTA”) filed a lawsuit in U.S. District Court, Western District of Texas, Austin division (“Federal Court Lawsuit”), to challenge SB 5, the legislation passed allowing for a state-issued cable franchise and obviating the need for individual municipal franchises. Named as defendants in the lawsuit, in their official capacities, were Governor Rick Perry and Public Utility Commission of Texas Commissioners Chairman Paul Hudson, Julie Parsley and Barry Smitherman. The Federal Court Lawsuit subsequently was amended to remove state law claims and to drop Governor Rick Perry as a defendant. Those removed claims were then incorporated in a state court lawsuit to which Grande is not a party. If TCTA prevails in either litigation, the potential exists for approvals of current state-issued franchises to be ruled unconstitutional. The Federal Court Lawsuit contends that SB 5 discriminates in violation of the U.S. Constitution, discriminates in violation of the Federal Communications Act, violates the federal prohibition on exclusive franchises, and violates the federal duty to guard against redlining. Grande joined Verizon, AT&T and some municipalities and intervened in the Federal Court Lawsuit in support of the Texas Attorney General. The Federal Court Lawsuit was dismissed without prejudice in September 2006. A Notice of Appeal from the dismissal has been filed. The state court lawsuit remains pending.

In EpicRealm Licensing, LLC v. Autoflex, et al., and EpicRealm Licensing, LLC v. Franklin Covey, et al.; Case Nos. 2:05CV00163-DF, and 2:05CV00356-DF (consolidated); in the United States District Court for the

GRANDE COMMUNICATIONS HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Eastern District of Texas, Marshall Division, Grande Communications Networks, Inc. (and other defendants) have been sued for the alleged infringement of two United States Patents that concern, among other things, systems and methods for managing dynamic web page generation requests. The Plaintiff alleges that Grande Communications Networks, Inc.’s use of open source software to operate its corporate web site infringes the patents. Discovery is ongoing. Grande Communications Networks, Inc. continues to defend the matter vigorously and has asserted a counterclaim seeking a declaration that the asserted patents are invalid, a declaration that the company does not infringe such patents, and its attorney’s fees. At this time, Grande is unable to predict the outcome of this litigation or to assess the amount of potential loss, if any, to Grande.

There are no other pending proceedings, which are currently anticipated to have a material adverse effect on our business, financial condition or results of operations.

6. Subsequent Event

In October 2006, we paid $11.8 million of interest due on our 14% senior secured notes due 2011, (referred to as “senior notes”).

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

Overview

We provide communities in Texas with a bundled package of cable television, telephone and broadband Internet and other services. We operate fully integrated advanced broadband networks in seven markets in the State of Texas. We constructed our local networks to enable us to sell advanced communication services to residential, and small and medium sized business customers. We refer to the homes and businesses that our network is capable of providing services to as “marketable homes passed”. As of September 30, 2006, we had the ability to market services to 335,818 distinct homes and businesses over our network, and had 138,542 residential and business customers.

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

Beginning in 2001, we began to pursue a retail strategy by constructing our broadband networks in order to offer bundled services to marketable homes passed by our network. The expansion of our networks has, in turn, allowed us to pursue a retail strategy of offering bundled cable television, telephone and broadband internet services to residential and business customers. Because of this retail strategy, we have derived an increasing percentage of our revenues from our retail cable television, telephone and broadband Internet and other services and we expect this trend to continue. Because of our local networks, we believe we can cost effectively grow our bundled services business without requiring significant additional capital investment.

In addition to our primary business of offering bundled cable television, telephone and broadband Internet and other services to residential and business customers, we also offer broadband transport services and network services to medium and large enterprises and communications carriers. These services are primarily provided using our existing infrastructure and personnel with minimal incremental operating costs and capital requirements. By leveraging our brand, communications infrastructure, volume and personnel that predominately support our core business and its products, we have gained efficiencies of scale by offering telecommunications and data products into the wholesale markets. We have experienced slower than expected growth in this business due to increased competition and downward pressure in our network services revenue primarily driven by regulatory rulings, particularly recent determinations by the FCC regarding reciprocal compensation.

Availability of Capital

As described more fully under “Liquidity and Capital Resources” below, our principal sources of capital going forward will primarily be cash on hand and cash flow from operations. If we do not continue to increase our number of customers and the average prices received for our services, cash flow from operations will be adversely effected and cash on hand will decline.

Since inception, we have been funded primarily with private equity investments and the issuance of debt securities. Between February 2000 and October 2003, we completed a series of private placements of our preferred stock, raising aggregate gross proceeds of $338.2 million from the sale of our capital stock. The net proceeds from these private placements have been used to fund our network build-out, operations, and our acquisitions. As a result of equity investments and mergers where stock was used as consideration, we now have $508 million of total invested equity capital and a base of over 20 institutional private equity investors.

Since 2004, we have also raised net proceeds of approximately $155.0 million of senior secured debt. On March 23, 2004, we raised net proceeds of approximately $124.5 million in a private placement of 136,000 units each consisting of a $1,000 principal amount of 14% senior secured note due 2011 (“senior notes”) and a warrant to purchase 100.336 shares of our common stock. We used a portion of the net proceeds from the offering to repay all amounts outstanding under our then-existing senior credit facility. That facility was terminated upon repayment.

On March 24, 2006, we raised net proceeds of approximately $30.5 million in a private placement of an additional $32.0 million in aggregate principal amount of senior notes. These additional notes were issued under the existing indenture and are part of the same series of notes as the notes issued in March 2004. We are using the proceeds for capital expenditures and working capital purposes.

We have incurred net losses for the past six years and expect to continue to incur net losses for the next several years. However, we had positive Adjusted EBITDA in 2003, 2004, and 2005 as well as for the nine months ended September 30, 2006. See “EBITDA/Adjusted EBITDA” below for a discussion of this non-GAAP measure of our operating performance as well as our use of Adjusted EBITDA.

Marketable Homes Passed, Customers and Connections

We report marketable homes passed as the number of residential and business units, such as single residence homes, apartments and condominium units, passed by our networks other than those we believe are covered by exclusive arrangements with other providers of competing services. As of September 30, 2006, our networks passed 335,818 marketable homes and we had 138,542 residential and business customers.

Because we deliver multiple services to our customers, we report our total number of connections for cable television, telephone and broadband Internet and other services in addition to our total number of customers. We count each cable television, telephone and broadband Internet and other services purchased as a separate connection. For example, a single customer who purchases cable television, telephone and broadband Internet service would count as three connections. Similarly, a single customer who purchases our broadband Internet service and our wireless security service would count as two connections. We do not record the purchase of long distance telephone service by a local telephone customer or digital cable services by an analog cable customer as additional connections. However, we do record each purchase of an additional telephone line by a local telephone customer as an additional connection. As September 30, 2006, we had 294,009 connections.

Operating Revenues

We derive our operating revenues primarily from monthly charges for the provision of cable television, telephone and broadband Internet and other services to residential and small business customers, as well as the provision of network services and broadband transport services to medium and large enterprises and communications carriers. These services are a single business provided over a unified network. However, since our different products and services generally involve different types of charges and in some cases different methods of recording revenues, we have presented some information on our revenues from each major product line.

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

Costs and Expenses

Cost of Revenues

Cost of revenues includes those expenses that are directly related to the generation of operating revenues and has fixed and variable components, however it does not include depreciation or amortization. Our network supports the products and services that we provide to customers, and due to a common network infrastructure and many of the same resources and personnel being used to generate revenues from the various product and service categories it is difficult to determine cost of revenues by product.

Our cost of revenues include the following:

•

Cable costs. Programming costs historically have been the largest portion of the cost of providing our cable television services and we expect this trend to continue. We have entered into contracts for cable programming through the National Cable Television Cooperative and directly with programming providers to provide programming to be aired on our networks. We pay a monthly fee for these programming services based on the average number of subscribers to the program, although some fees are adjusted based on the total number of subscribers to the system or the system penetration percentage. Since programming cost is based on numbers of subscribers, it will increase as we add more subscribers. It will also increase to the extent costs per channel increase over time, and may change depending upon the mix of channels we offer in each market from time to time. Our cable costs also include the fees payable to cable franchise authorities, which are usually 5% of our revenues from cable subscriptions.

•	Telephone costs. Our cost of revenues associated with delivering telephone services to residential and small business customers consist primarily of transport costs, which are comprised mostly of amounts needed for the operation, monitoring and maintenance of our networks, and also include access and other fees that we pay to other carriers to carry calls outside of our networks. Transport costs are largely fixed so long as we do not need to procure additional equipment or lease additional capacity. Transport costs are expected to increase when new network facilities need to be obtained. The access fees are generally usage-based and, therefore, variable.

•	Broadband Internet and other costs. Our cost of revenues associated with delivering broadband Internet and other services to residential and small business customers consists primarily of transport costs and fees associated with peering arrangements we have with other carriers. Transport costs and peering fees for this service are largely fixed so long as we do not need to procure additional equipment or lease additional capacity, but transport costs and peering fees may increase when new facilities for connecting to the Internet need to be obtained. Our security-related costs are primarily related to system monitoring with a third-party provider and the costs associated with selling security premise equipment to customers.

•	Broadband transport services costs. Our cost of revenues associated with delivering broadband traffic consists primarily of fixed transport costs, which are comprised mostly of amounts needed for the operation, monitoring and maintenance of our networks, and also include access and other fees that we pay to other carriers to carry traffic outside of our networks. These costs are mostly fixed in nature. There are some variable costs associated with external maintenance and with private line services, which can have a component that requires us to pay other carriers for a portion of the private line.

•	Network services costs. Our cost of revenues associated with delivering traffic consists primarily of transport costs, mostly amounts needed for the operation, monitoring and maintenance of our networks, and access and other fees that we pay to other carriers to carry traffic outside of our networks. These costs are primarily fixed with respect to the monitoring of the traffic we carry on our networks, although there are variable components associated with external maintenance costs and other items. The access and other carrier fees are variable and usage-based.

Selling, general and administrative expenses

Our selling, general and administrative expenses include all of the expenses associated with operating and maintaining our networks that are not cost of revenues. These expenses primarily include payroll and departmental costs incurred for network design, monitoring and maintenance. They also include payroll and departmental costs incurred for customer disconnection and reconnection and service personnel, customer service representatives and management and sales and marketing personnel. Other included items are advertising expenses, promotional expenses, corporate and subsidiary management, administrative costs, bad debt expense, professional fees, taxes, insurance and facilities costs.

Depreciation and amortization

Depreciation and amortization expenses include depreciation of our broadband networks and equipment and intangible assets related to acquisitions.

Operating Data

	Quarter Ended
	September 30, 2005	December 31, 2005	March 31, 2006	June 30, 2006	September 30, 2006
Operating Data(1):
Marketable homes passed	328,041	331,173	336,596	334,528	335,818
Customers	134,919	136,109	138,793	136,920	138,542
Number of connections
Cable television	87,776	89,417	92,174	91,156	93,709
Telephone	113,700	114,621	116,789	116,463	117,071
Broadband Internet and other	68,061	72,104	77,183	79,372	83,229

Total connections	269,537	276,142	286,146	286,991	294,009
Average monthly revenue per:
Customer	$85.18	$85.59	$87.15	$88.64	$88.61
Cable television connection	48.31	48.82	50.74	52.15	52.18
Telephone connection	43.09	42.93	42.23	41.72	40.73
Broadband Internet and other connection	34.54	33.85	33.31	32.87	32.30

(1)	Grande sold certain off-net MDU assets in Dallas for net proceeds of $2.5 million in two closings. The first closing occurred on March 31, 2006 with net proceeds of $1.9 million, and the second closing occurred on June 19, 2006 with net proceeds of $0.6 million. The operating data for the quarter ended June 30, 2006 is adjusted to reflect the impact of the sale. The effect of the asset sale on operating data for the quarter ended June 30, 2006 is shown in the table below:

Reduction in operating data resulting from asset sale
Operating Data:
Marketable homes passed	3,811
Customers	1,623
Number of connections
Cable television	1,623
Telephone	—
Broadband Internet and other	—

Total connections	1,623

Results of Operations

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

The following table sets forth financial data as a percentage of operating revenues for the three months ended September 30, 2005 and 2006.

	Three Months Ended September 30,
	2005	2006
Consolidated Financial Data:
Operating revenues:
Cable television	26%	30%
Telephone	31	30
Broadband Internet and other	14	17
Broadband transport services	4	5
Network services	25	18

Total operating revenues	100	100
Operating expenses:
Cost of revenues	37	35
Selling, general and administrative	51	53
Depreciation and amortization	29	28

Total operating expenses	117	116

Operating loss	(17)	(16)
Other income (expense):
Interest income	—	1
Interest expense	(10)	(13)
Other income	—	—
Gain/loss on disposal of assets	—	—

Total income (expense)	(10)	(12)

Net loss	(27)%	(28)%

Operating Revenues. Our operating revenues for the three months ended September 30, 2005 and 2006 were $48.1 million and $47.5 million, respectively, a decrease of $0.6 million, or 1%, primarily as a result of a decrease in operating revenues from network services. The decrease was primarily driven by three components of network services. First, our decision to de-emphasize our international carrier switched services business, which has historically been marginally profitable, resulted in a decrease of $3.4 million. Second, we experienced a decrease in domestic carrier switched services revenue, which fell by $2.4 million as a result of a decrease in operating revenues from network services. Finally, reciprocal compensation revenue decreased by $0.5 million from the three months ended September 30, 2005 to the three months ended September 30, 2006 due to regulatory changes.

Revenue from bundled services increased by $2.6 million, partially offsetting the decrease in revenue from network service. The overall increased revenues for bundled services from $34.0 million to $36.6 million for the three months ended September 30, 2005 and 2006, respectively, is primarily due to growth in the number of connections, from 269,537 as of September 30, 2005 to 294,009 as of September 30, 2006, and to a lesser extent from the cable rate increase described below. The additional connections and revenues resulted primarily from continued penetration growth of marketable homes in Grande’s markets.

Operating revenues for our cable television services for the three months ended September 30, 2005 and 2006 were $12.6 million and $14.5 million, respectively, an increase of $1.9 million, or 15%. Approximately

34% of the $1.9 million increase in cable television services was due to our annual rate increase, which occurred in January 2006, with the remainder due to increased connections and an increased take rate on premium services.

Operating revenues for our telephone services remained relatively constant for the three months ended September 30, 2005 and 2006 at $14.7 million and $14.3 million, respectively, a decrease of $0.4 million.

Operating revenues for our broadband Internet and other services for the three months ended September 30, 2005 and 2006 were $6.8 million and $7.9 million, respectively, an increase of $1.1 million, or 16%, primarily as a result of our 22% increase in connections.

Operating revenues for our broadband transport services remained relatively constant for the three months ended September 30, 2005 and 2006 at $2.0 million and $2.1 million, respectively, an increase of $0.1 million.

Operating revenue for our network services for the three months ended September 30, 2005 and 2006 was $12.1 million and $8.7 million, respectively, a decrease of $3.4 million, or 28%, due to the components outlined above.

Cost of Revenues. Our cost of revenues for the three months ended September 30, 2005 and 2006 were $17.6 million and $16.7 million, respectively, a decrease of $0.9 million, or 5%. The decrease in our cost of revenues was primarily due to the decrease in network services revenue, which, in turn, led to a decrease in the variable component of network services costs. Cost of revenues decreased as a percentage of revenues from 37% to 35% for the three months ended September 30, 2005 and 2006, respectively.

Selling, General and Administrative Expense. Our selling, general and administrative expense for the three months ended September 30, 2005 and 2006 was $24.7 million and $24.9 million, respectively. Selling, general and administrative expense increased as a percentage of revenues from 51% to 53%, primarily due to the decrease in network services revenue.

Depreciation and Amortization Expense. Our depreciation and amortization expense for the three months ended September 30, 2005 and 2006 was $13.9 million and $13.4 million, respectively, a decrease of $.5 million, or 4%. The decrease was primarily due to a $0.9 million reduction in depreciation in the 3rd quarter of 2006 relating to the sales tax refund discussed below, partially offset by additional capitalized construction costs and other capital purchases in 2006.

During the 3rd quarter of 2006, the Company received cash in the amount of $2.0 million resulting from the conclusion of a sales tax audit of subscriber material invoices for the years 2000 through 2003. Sales taxes associated with those invoices were capitalized as property and equipment. After application of professional fees, interest and use tax of $1.1 million, the remainder of the refund was applied towards the cost of fully depreciated assets, which resulted in a decrease in depreciation expense of $0.9 million.

Interest Expense. For the three months ended September 30, 2005 and 2006, our interest expense, which includes interest incurred net of capitalized interest, was $4.6 million and $6.3 million, respectively, an increase of $1.7 million, or 37%. Our interest expense increased primarily due to the private placement of an additional $32.0 million of senior notes in the first quarter of 2006, as well as a decrease in capitalized interest (a corresponding increase in interest expense). For the three months ended September 30, 2005 and 2006, we capitalized interest of $0.9 million and $0.5 million, respectively.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

The following table sets forth financial data as a percentage of operating revenues for the nine months ended September 30, 2005 and 2006.

	Nine Months Ended September 30,
	2005	2006
Consolidated Financial Data:
Operating revenues:
Cable television	25%	30%
Telephone	30	31
Broadband Internet and other	13	16
Broadband transport services	4	4
Network services	28	19

Total operating revenues	100	100
Operating expenses:
Cost of revenues	38	35
Selling, general and administrative	49	52
Depreciation and amortization	30	29

Total operating expenses	117	116

Operating loss	(17)	(16)
Other income (expense):
Interest income	—	1
Interest expense	(10)	(12)
Other income	1	—
Gain/loss on disposal of assets	—	2

Total other income (expense)	(9)	(9)

Net loss	(26)%	(25)%

Operating Revenues. Our operating revenues for the nine months ended September 30, 2005 and 2006 were $146.3 million and $142.7 million, respectively, a decrease of $3.6 million, or 2%, primarily as a result of a decrease in operating revenues from network services. This decrease was primarily driven by three components of network services. First, our decision to de-emphasize our international carrier switched services business, which has historically been marginally profitable, resulted in a decrease of $3.4 million. Second, we experienced a decrease in domestic carrier switched services revenue, which fell by $7.1 million, as a result of a decrease in volume. Finally, reciprocal compensation revenue decreased by $2.0 million from the nine months ended September 30, 2005 to the nine months ended September 30, 2006 due to regulatory changes.

Revenue from bundled services increased by $8.7 million, partially offsetting the decrease in revenue from network service. The overall increased revenues for bundled services from $100.5 million to $109.2 million for the nine months ended September 30, 2005 and 2006, respectively, was primarily due to growth in the number of connections, from 269,537 as of September 30, 2005 to 294,009 as of September 30, 2006, and to a lesser extent from the cable rate increase described below. The additional connections and revenues resulted primarily from continued penetration growth of marketable homes in Grande’s markets.

Operating revenues for our cable television services for the nine months ended September 30, 2005 and 2006 were $37.1 million and $42.6 million, respectively, an increase of $5.5 million, or 15%. Approximately 33% of the $5.5 million increase in cable television services is due to our annual rate increase, which occurred in January 2006, with the remainder due to increased connections and an increased take rate on premium services.

Operating revenues for our telephone services remained relatively constant for the nine months ended September 30, 2005 and 2006 at $44.0 million and $43.5 million, respectively, a decrease of $.5 million.

Operating revenues for our broadband Internet and other services for the nine months ended September 30, 2005 and 2006 were $19.4 million and $23.1 million, respectively, an increase of $3.7 million, or 19%, primarily as a result of growth in connections.

Operating revenues for our broadband transport services remained relatively constant for the nine months ended September 30, 2005 and 2006 at $6.2 million and $6.4 million, respectively, an increase of $0.2 million.

Operating revenues for our network services for the nine months ended September 30, 2005 and 2006 were $39.6 million and $27.1 million, respectively, a decrease of $12.5 million, or 32%, due to the components outlined above.

Cost of Revenues. Our cost of revenues for the nine months ended September 30, 2005 and 2006 were $55.1 million and $49.7 million, respectively, a decrease of $5.4 million, or 10%. The decrease in our cost of revenues was primarily due to the decrease in network services revenue, which, in turn, led to a decrease in the variable component of network services costs. Cost of revenues decreased as a percentage of revenues from 38% for the nine months ended September 30, 2005, to 35% for the nine months ended September 30, 2006.

Selling, General and Administrative Expense. Our selling, general and administrative expense for the nine months ended September 30, 2005 and 2006 was $72.0 million and $73.5 million, respectively, an increase of $1.5 million, or 2%, primarily due to the cost of growing the bundled services business and management changes that occurred during 2006. Selling, general and administrative expense increased as a percentage of revenues from 49% to 52%, primarily, due to the 32% decrease in network service revenue and the growth in costs described above.

Depreciation and Amortization Expense. Our depreciation and amortization expense for the nine months ended September 30, 2005 and 2006 was $43.5 million and $41.4 million, respectively, a decrease of $2.1 million, or 5%. The decrease was primarily due to certain intangible assets becoming fully amortized during 2005, the write-off of franchise fees in the fourth quarter of 2005, and a $0.9 million reduction in depreciation in the 3rd quarter of 2006 relating to the sales tax refund discussed below.

During the 3rd quarter of 2006, the Company received cash in the amount of $2.0 million resulting from the conclusion of a sales tax audit of subscriber material invoices for the years 2000 through 2003. Sales taxes associated with those invoices were capitalized as property and equipment. After application of professional fees, interest and use tax of $1.1 million, the remainder of the refund was applied towards the cost of fully depreciated assets, which resulted in a decrease in depreciation expense of $0.9 million.

Interest Expense. For the nine months ended September 30, 2005 and 2006, our interest expense, which includes interest incurred net of capitalized interest, was $14.0 million and $17.7 million, respectively, an increase of $3.7 million, or 26%. Our interest expense increased primarily due to the private placement of an additional $32.0 million of senior notes in the first quarter of 2006, as well as a decrease in capitalized interest (and a corresponding increase in interest expense) as the result of decreased network construction activity. For the nine months ended September 30, 2005 and 2006, we capitalized interest of $2.6 million and $1.6 million, respectively, a decrease of $1.0 million, or 38%.

Other income. Our other income for the nine months ended September 30, 2005 and 2006 was $0.8 million and $0.0 million, respectively, a decrease of $0.8 million or 100%. This decrease was due to the recognition of a one-time contractually negotiated fee for strategic business planning and development in June 2005. This fee is unrelated to our primary business product and therefore classified as other income.

Gain on Disposal of Assets. Our gain on disposal of assets for the nine months ended September 30, 2005 and 2006 was $0.1 and $2.5 million, respectively, an increase of $2.4 million. The increase was primarily due to the sale of certain off-net MDU assets during the first 6 months of 2006 for net proceeds of $2.5 million.

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

In the first quarter of 2006, Grande began recognizing compensation expense for stock-based compensation in accordance with FASB Statement No. 123R, which is a non-cash item. The company believes debt issuance costs, goodwill impairments, and non-cash stock-based compensation to be analogous to amortization or interest expense, and therefore believes it is more useful to report EBITDA net of these amounts because Grande believes it is a better measure of operating performance and is more comparable to prior periods. However, because of the nature of these charges, the company is referring to EBITDA, net of debt issuance costs, goodwill impairments, and non-cash stock-based compensation charges, as “Adjusted EBITDA”.

Adjusted EBITDA was $5.8 million and $6.1 million for the quarters ended September 30, 2005 and 2006, respectively, an increase of $0.3 million, or 5%. The increase was primarily due to bundled services growth, partially offset by the 28% decrease in network services revenue.

Adjusted EBITDA was $20.1 million and $22.4 million for the nine month periods ended September 30, 2005 and 2006, respectively, an increase of $2.3 million, or 11%. The increase was primarily due to a $2.4 million increase in gain on sale of assets and the addition of new customers added through the penetration of Grande’s network passings over such periods, offset by the decrease in other income.

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

The reconciliation of EBITDA/Adjusted EBITDA to net loss is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2006	2005	2006
	(Dollars in thousands)		(Dollars in thousands)
Net loss as reported	$(12,488)	$(13,199)	$(36,789)	$(36,028)
Add back non-EBITDA/Adjusted EBITDA items included in net loss:
Interest income	(161)	(532)	(619)	(1,089)
Interest expense	4,609	6,254	13,964	17,655
Taxes	—	75	125	225
Depreciation and amortization	13,864	13,365	43,466	41,439

EBITDA	5,824	5,963	20,147	22,202
Stock-based compensation expense	—	143	—	231

Adjusted EBITDA (1)	$5,824	$6,106	$20,147	$22,433

(1)	Adjusted EBITDA includes gain on sale of assets of $1.9 million in the 1st quarter of 2006 and $0.6 million in the 2nd quarter of 2006.

Liquidity and Capital Resources

Sources and Uses of Funds

Since inception, we have raised an aggregate of $338 million in equity funding from institutional private equity investors and others to pursue our business plan. As a result of such stock issuances and our merger with ClearSource, Inc., we have a total of $508 million of total invested equity capital. Funds raised have been used to construct our networks, to make acquisitions, to launch services in our existing seven markets and for working capital and operating expenses.

We have also raised net proceeds of approximately $155.0 million from the sale of our senior notes since March 2004. On March 23, 2004, we issued $136.0 million principal amount at maturity of senior notes and in March 2006, we raised net proceeds of approximately $30.5 million in a private placement of an additional $32 million in aggregate principal amount of senior notes. Interest on the senior notes is payable semi-annually each April 1 and October 1. We used a portion of the net proceeds from the sale of the senior notes in 2004 to repay all amounts outstanding under our then-existing senior credit facility. The senior credit facility was terminated upon repayment and we are not able to borrow any further amounts thereunder. We are using the net proceeds from the sale of the additional senior notes in March 2006 for capital expenditures and working capital purposes.

At September 30, 2006, we had total cash and cash equivalents of $57.6 million and $176.9 million of long-term debt outstanding.

As of September 30, 2006, we had net working capital of $24.6 million, compared to net working capital of $6.4 million as of December 31, 2005. The increase in working capital resulted primarily from the net proceeds from the private placement of an additional $32 million in aggregate principal amount of senior notes in March 2006.

Provided that we meet our cash flow projections in our current business plan, we expect that we will not require additional financing and that we will manage our cash position above $20 million in accordance with the covenant set forth in the indenture governing the senior notes. This covenant prohibits our making capital expenditures relating to the build-out of new or additional parts of our network if such expenditures would result in us having less than $20 million in cash and cash equivalents. Our business plan is based on estimates regarding expected future costs and expected revenues. Our costs may exceed or our revenues may fall short of our estimates, our estimates may change, and future developments may affect our estimates. Any of these factors may increase our need for funds to complete construction in our markets, which would require us to seek additional financing.

We may need additional financing to fund our operations or to undertake initiatives not contemplated by our business plan or obtain additional cushion against possible shortfalls. We also may pursue additional financing as opportunities arise. Future financings may include a range of different sizes or types of financing, including the sale of additional debt or equity securities. However, we may not be able to raise additional funds on favorable terms or at all. Our ability to obtain additional financing depends on several factors, including future market conditions; our success or lack of success in penetrating our markets and growing our overall income; our future creditworthiness; and restrictions contained in agreements with our investors or lenders, including the restrictions contained in the indenture governing the senior notes. These financings could increase our level of indebtedness or result in dilution to our equity holders. Additionally, we currently cannot call our existing bonds until April 2008, which prohibits our ability to refinance our bonds in the event better pricing and terms are available to us in the market.

Cash Flows from Operating Activities

Net cash provided by operations totaled $16.4 million and $15.1 million for the nine months ended September 30, 2005 and 2006, respectively. The net cash flow activity related to operations consisting primarily of our operating results adjusted by changes in operating assets and liabilities and non-cash transactions including:

•	depreciation and amortization;

•	non-cash option compensation;

•	non-cash interest expense;

•	provision for bad debt;

•	gain on disposal of assets

Depreciation and amortization for the nine months ended September 30, 2005 and 2006 was $43.5 million and $41.4 million, respectively. Other non-cash charges for the nine months ended September 30, 2005 and 2006 were $4.9 million and $1.8 million, respectively.

As of September 30, 2006 we had an $11.8 million balance in accrued expenses related to interest due on our senior notes, which we paid on October 2, 2006.

Cash Flows from Investing Activities

Our net cash used in investing activities for the nine months ended September 30, 2005 and 2006 was $21.4 million and $12.9 million, respectively. These net cash outflows are primarily due to the build-out of our network in both 2005 and 2006. Cash flows used in investing activities in the nine months ended September 30, 2006 consisted primarily of $23.6 million in property and equipment purchases, offset by $.4 million in maturities of short term investments and $10.4 million in asset sales.

Cash Flows from Financing Activities

Our net cash provided by (used in) financing activities for the nine months ended September 30, 2005 and 2006 was $(1.1) million and $28.6 million, respectively. Cash flows from financing activities in the nine months ended September 30, 2006 consisted primarily of the net proceeds from the private placement of an additional $32 million in aggregate principal amount of senior notes, which is described above.

Capital Expenditures

We spent approximately $40.9 million and $23.6 million in capital expenditures, including capitalized interest, during the nine months ended September 30, 2005 and 2006, respectively. The indenture governing the senior notes prohibits us from making capital expenditures when the aggregate amount of cash and cash equivalents held by us (after giving effect to such planned capital expenditure) would be less than $20 million. The capital expenditures amounts described above relate to network construction; initial installation costs; the purchase of customer premise equipment, such as cable set-top boxes and cable modems; corporate and network equipment, such as switching and transport equipment; and billing and information systems.

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

Purchase Agreement. We may be required to purchase a minimum of $37.3 million of equipment from some of our suppliers between October 2006 and December 2010. We entered into these agreements based upon estimates of equipment we expect to need over this six-year period. The majority of these purchase commitments are contingent upon delivery of technical and functional next-generation requirements. If we do not actually need the estimated amount and type of equipment, our financial condition could be adversely affected because we would be obligated to spend money on equipment we do not need, rather than applying it to help grow and develop our business.

The following table represents our contractual obligations as of September 30, 2006:

	Payments Due by Period						Total
	2006	2007	2008	2009	2010	2011 & Beyond
	(In thousands)
Long-term debt and related interest obligations	$11,763	$23,532	$23,532	$23,532	$23,524	$179,760	$285,643
Capital lease obligations	1,403	4,261	4,146	2,162	1,692	20,943	34,607
Operating lease obligations	1,136	4,057	3,315	2,744	1,823	11,530	24,605
Maintenance obligations	400	1,042	1,042	1,042	1,023	10,143	14,692
Purchase obligations	164	—	3,068	—	34,029	—	37,261

Total	$14,866	$32,892	$35,103	$29,480	$62,091	$222,376	$396,808

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

In March 2004, we issued $136.0 million in aggregate principal amount of senior notes and in March 2006 we issued an additional $32.0 million in principal amount of the senior notes. The senior notes will mature on April 1, 2011 and began accruing interest from the date of issuance, March 23, 2004, at a rate of 14% per annum. Interest is payable semi-annually in cash in arrears on April and October 1 of each year.

Our subsidiary, (the “Subsidiary Guarantor”), has unconditionally guaranteed, jointly and severally, the payment of the principal, premium and interest (including any additional interest on the senior notes) on a senior secured basis.

The senior notes and the Subsidiary Guarantors’ guarantees thereof are secured by a first priority perfected security interest, subject to certain permitted encumbrances, in substantially all of our and each of our restricted subsidiaries’ property and assets, including substantially all of our and their property, plant and equipment (collectively, the “Collateral”).

The senior notes may be redeemed, at our election, as a whole or from time to time in part, at any time after April 1, 2008, upon not less than 10 nor more that 60 days’ notice to each holder of notes to be redeemed, subject to the conditions and at the redemption prices (expressed as percentages of principal amount) set forth below, together with accrued and unpaid interest and Liquidating Damages (as defined in the indenture), if any, to the applicable redemption date.

Year	Percentage
2008	107.00%
2009	103.50%
2010 and thereafter	100.00%

At any time prior to April 1, 2007, Grande may on any one or more occasions redeem senior notes issued under the indenture at a redemption price of 114% of the principal amount, plus accrued and unpaid interest and Liquidated Damages, if any, to the redemption date, with the net cash proceeds of one or more equity offerings; provided that:

(1) at least 65% of the aggregate principal amount of senior notes originally issued under the indenture on the issue date (excluding notes held by Grande and its Subsidiaries) remains outstanding immediately after the occurrence of such redemption; and

(2) the redemption occurs within 90 days of the date of the closing of such Equity Offering.

If we experience specific kinds of change of control events, each holder of senior notes may require us to repurchase all or any portion of such holder’s senior notes at a purchase price equal to 101% of the principal amount of the senior notes, plus accrued and unpaid interest to the date of repurchase.

The indenture governing the senior notes contains covenants that, among other things, limit our ability to:

•	incur additional indebtedness, issue disqualified capital stock and, in the case of our restricted subsidiaries, issue preferred stock;

•	create liens on our assets;

•	pay dividends on, redeem or repurchase our capital stock or make other restricted payments;

•	make investments in other companies;

•	enter into transactions with affiliates;

•	enter into sale and leaseback transactions;

•	sell or make dispositions of assets;

•	place restrictions on the ability of our subsidiaries to pay dividends or make other payments to us; and

•	engage in certain business activities

In addition, the indenture contains a covenant restricting our capital expenditures relating to the build-out of new or additional parts of our network if such expenditures would result in us having less than $20 million in cash and cash equivalents.

The indenture also contains customary events of default, including nonpayment of principal or interest, violations of covenants, cross default and cross acceleration to certain other indebtedness and material judgments and liabilities.

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

Judgment is required to determine the extent to which indirect costs, or overhead, are incurred as a result of specific capital activities, and therefore should be capitalized. We allocate overhead based upon the portion of indirect costs that contribute to capitalizable activities using an overhead rate applied to the amount of direct labor capitalized based upon our analysis of the nature of costs incurred in support of capitalizable activities. The primary costs that are included in the determination of overhead rates are (i) employee benefits and payroll taxes associated with capitalized direct labor, (ii) direct variable costs associated with capitalizable activities, consisting primarily of installation and construction vehicle operating costs, (iii) the cost of support personnel, such as personnel who directly assist with capitalizable installation activities, and (iv) indirect costs directly attributable to capitalizable activities. Capitalized costs are depreciated along with the physical assets to which they relate, which have lives of three to ten years depending on the type of asset. For the nine months ended September 30, 2005 and 2006, $8.5 million and $6.2 million of labor and overhead costs were capitalized, respectively.

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

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer, who is our principal executive officer, and our Chief Financial Officer, who is our principal financial officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e), as applicable, under the Securities Exchange Act of 1934) as of September 30, 2006. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to Grande, including its consolidated subsidiaries, required to be included in this report and the other reports that we file or submit under the Securities Exchange Act of 1934.

During the third fiscal quarter, there were no changes in our internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In early September 2005, the Texas Cable and Telecommunications Association (“TCTA”) filed a lawsuit in U.S. District Court, Western District of Texas, Austin division (“Federal Court Lawsuit”), to challenge SB 5, the legislation passed allowing for a state-issued cable franchise and obviating the need for individual municipal franchises. Named as defendants in the lawsuit, in their official capacities, were Governor Rick Perry and Public Utility Commission of Texas Commissioners Chairman Paul Hudson, Julie Parsley and Barry Smitherman. The Federal Court Lawsuit subsequently was amended to remove state law claims and to drop Governor Rick Perry as a defendant. Those removed claims were then incorporated in a state court lawsuit to which Grande is not a party. If TCTA prevails in either litigation, the potential exists for approvals of current state-issued franchises to be ruled unconstitutional. The Federal Court Lawsuit contends that SB 5 discriminates in violation of the U.S. Constitution, discriminates in violation of the Federal Communications Act, violates the federal prohibition on exclusive franchises, and violates the federal duty to guard against redlining. Grande joined Verizon, AT&T and some municipalities and intervened in the Federal Court Lawsuit in support of the Texas Attorney General. The Federal Court Lawsuit was dismissed without prejudice in September 2006. A Notice of Appeal from the dismissal has been filed. The state court lawsuit remains pending.

In EpicRealm Licensing, LLC v. Autoflex, et al., and EpicRealm Licensing, LLC v. Franklin Covey, et al.; Case Nos. 2:05CV00163-DF, and 2:05CV00356-DF (consolidated); in the United States District Court for the Eastern District of Texas, Marshall Division, Grande Communications Networks, Inc. (and other defendants) have been sued for the alleged infringement of two United States Patents that concern, among other things, systems and methods for managing dynamic web page generation requests. The Plaintiff alleges that Grande Communications Networks, Inc.’s use of open source software to operate its corporate web site infringes the patents. Discovery is ongoing. Grande Communications Networks, Inc. continues to defend the matter vigorously and has asserted a counterclaim seeking a declaration that the asserted patents are invalid, a declaration that the company does not infringe such patents, and its attorney’s fees. At this time, Grande is unable to predict the outcome of this litigation or to assess the amount of potential loss, if any, to Grande.

There are no other pending proceedings, which are currently anticipated to have a material adverse effect on our business, financial condition or results of operations.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors previously described ini Part I, Item 1A included in Grande’s Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UNDER SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders of Grande during the quarter ended September 30, 2006.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

See Exhibit Index (which is incorporated herein by reference):

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRANDE COMMUNICATIONS HOLDINGS, INC. (Registrant)

Date: November 13, 2006	By:	/s/ MICHAEL L. WILFLEY
Michael L. Wilfley Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Exhibit Index

Exhibit No.	Description

31.1	Certification pursuant to Section 302 of the Sabanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.1	Written Statement of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).