Form 10-K
period 2006-12-31
Grande Communications Holdings, Inc.
filed 2007-03-30
CIK 1290729

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended 12/31/2006

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

The number of shares of the registrant’s Common Stock outstanding as of March 14, 2007 was 12,592,140.

GRANDE COMMUNICATIONS HOLDINGS, INC.

ANNUAL REPORT ON FORM 10-K

YEAR ENDED DECEMBER 31, 2006

FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. When used in this Report, the words “expects,” “anticipates,” “should,” and “estimates” and similar expressions are intended to identify forward-looking statements. Such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those we expect or anticipate. These risks and uncertainties include, without limitation, those discussed below under “Risk Factors” and those discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We undertake no obligation to publicly update or correct these forward-looking statements to reflect events or circumstances that occur after the date this Report is filed with the Securities and Exchange Commission.

PART I

For convenience in this annual report, “Grande,” “we,” “us,” and “the Company” refer to Grande Communications Holdings, Inc. and our consolidated subsidiary, Grande Communications Networks, Inc., taken as a whole.

ITEM 1.	BUSINESS

Overview

Grande’s primary business is providing residential and small and medium sized business customers in Texas with a bundled package of cable television, telephone, and broadband Internet and other services. We operate fully integrated advanced broadband networks in seven markets in the state of Texas using local broadband networks that we constructed. We refer to the homes and businesses that our network is capable of providing services to as “marketable homes passed”. As of December 31, 2006, we had the ability to market services to 337,025 distinct homes and businesses over our networks and had 137,542 residential and business customers. Our operating revenues were $194.7 million in 2005 compared to $189.9 million for 2006.

Grande was founded in October 1999 and was funded with $232 million of initial equity capital to pursue a retail strategy of constructing broadband networks in order to offer bundled cable television, telephone, and broadband Internet services to customers. Operating revenues from bundled services were $135.3 million in 2005 compared to $146.1 million for 2006.

In addition, we have leveraged our retail metro network build-out with the 2003 acquisition of a long haul network, primarily located in Texas, to allow us to provide broadband transport services to medium and large enterprises and communications carriers. Operating revenues for broadband transport services were $8.6 million in both 2005 and 2006.

In July 2000, when our network construction was still in a very early stage, we acquired Thrifty Call, Inc. (“Thrifty Call”), which had an established telephone and data network that served as the platform for the provisioning of residential telephone and broadband Internet services and that still provides network services to medium and large enterprises and communications carriers in the wholesale market. Operating revenues for network services were $50.8 million in 2005 compared to $35.2 million for 2006.

Our network services are primarily provided using our existing infrastructure and personnel with minimal incremental operating costs and capital expenditures for maintenance. By leveraging our brand, communications infrastructure, voice and data volume, and personnel that predominately support our core retail business and its products, we have gained efficiencies of scale by offering telecommunications and data products into the wholesale markets.

Since inception, we have been funded primarily with private equity investments and issuance of debt securities. Between February 2000 and October 2003, we completed a series of private placements of our preferred stock, raising aggregate gross proceeds of $338.2 million from the sale of our capital stock. The net proceeds from these private placements were used to fund our network build-out, operations, and our acquisitions. As a result of equity investments and our merger with ClearSource Inc. (“ClearSource”) in 2002, where stock was used as consideration, we now have $509 million of total invested equity capital and a base of over 20 institutional private equity investors.

Since 2004, we have also raised net proceeds of approximately $155.0 million of senior secured debt. On March 23, 2004, we raised net proceeds of approximately $124.5 million in a private placement of 136,000 units, with each unit consisting of a $1,000 principal amount of 14% senior secured note due 2011 (“senior notes”) and a warrant to purchase 100.336 shares of our common stock. The senior notes are governed by the indenture between Grande and U.S. Bank National Association, as Indenture Trustee, dated March 23, 2004 (“Indenture”). We used a portion of the net proceeds from the offering to repay all amounts outstanding under our then-existing senior credit facility. That facility was terminated upon repayment.

On March 24, 2006, we raised net proceeds of approximately $30.5 million in a private placement of an additional $32.0 million in aggregate principal amount of senior notes. These additional notes were issued under the Indenture. We are using the proceeds for capital expenditures and working capital purposes.

Grande Competitive Advantages

We believe we have been able to grow our customer base because of the following competitive advantages:

•

Flexible product offerings, attractively bundled and priced. We are able to deliver a wide range of products that allow our customers to select the services that meet their specific needs and preferences: from bundled product offerings that include 10.0 Mbps Internet access, over 300 channels of cable television and local and long distance calling with custom features, to simple packages of basic cable television, local telephone and 384 Kbps Internet access. We also offer packages of cable television, multi-line calling plans and high-speed Internet offerings, including dedicated access and tiered bandwidth, for enterprise and commercial customers. We believe we can offer a competitively priced package to virtually any marketable home passed by our networks. Because of operating efficiencies that result from providing multiple services to one customer, we are able to provide our customers additional savings when they purchase products as part of a bundle of two or more services. We believe that our ability to provide a single consolidated bill for multiple services is also an attractive feature for our customers.

•

Strong local brand and customer service. We have chosen to serve customers in seven attractive and growing markets in Texas: Austin/San Marcos, San Antonio, suburban northwest Dallas, Waco, Corpus Christi, Midland/Odessa and, to a lesser extent, Houston. In each of these markets, we have established a strong local presence that we believe has positioned Grande as the hometown company, despite the fact that we are not the incumbent service provider in any of our markets. Our customer service and technical representatives, as well as our sales representatives, installation technicians and other employees who interact with our customers, know our markets and products, and are part of our customer-focused culture. We operate two call centers located in our markets allowing us to offer customer care 24 hours a day, seven days a week in an efficient, cost-effective manner. We believe our hometown brand, combined with local customer service and support, enables us to appeal to residential and business customers in our markets, as well as to local universities, utilities, hospitals and other institutions.

•

Competitively superior networks. We provide our services over our newly constructed, fully integrated, high-speed, high capacity networks. In 2005, we began taking fiber optic cable direct to our customers’ homes on new network passings in Austin and San Antonio with a technology known as fiber-to-the-home (“FTTH”). On all passings constructed prior to our launch of FTTH, our networks deploy fiber optic cable to nodes that serve from 24 to 500 customers, depending on network configuration. Our networks utilize an 860 Mhz signal, which is easily upgradeable to 1Ghz. By comparison, our cable television competitors typically use networks with a maximum of 750 Mhz signals, which are not designed to be as easily upgraded. Our networks are designed to have sufficient capacity to meet the growing demand for high bandwidth cable television, telephone and Internet services while providing additional capacity to enable us to offer planned and future products. The architecture of our networks allows us to offer dedicated Internet products at high bandwidth rates that we believe are superior to the shared bandwidth Internet products offered by our cable competitors. We already offer high definition television, digital video recording, and interactive television. Our networks are positioned to deliver on-demand cable television and other high bandwidth applications without requiring a significant additional capital investment.

The Grande Strategy

We seek to take advantage of our market position by executing the following operating strategy:

•

Increase customer penetration in markets with demonstrated demand and operating metrics. We believe that each of our existing markets has demonstrated strong consumer demand and favorable operating metrics. As of December 31, 2006, we had 137,542 customers taking an average of over two connections each. We have proven our ability to take market share from our competitors over time in the communities that we serve. We believe that there is opportunity to further penetrate our existing markets, particularly in our newer passings. Many of our newer passings are in higher income demographics than many of our older passings, which we believe should continue to support the sales of more of our services.

•

Expand commercial business offering over our retail footprint. We have extensive local deep fiber networks in each of our markets (excluding Houston) that enable us to pursue our commercial business. We have leveraged our local brand, network, and telecommunications infrastructure to grow this offering to $12.9 million in revenue during 2006. We offer our commercial customers cable television, telephone, and broadband Intranet services at competitive rates. Because of our expansive and fiber rich local networks, we believe we can cost effectively grow this business without requiring significant additional capital investment.

•

Leverage our infrastructure by serving broader telecommunications market. In addition to our primary business of offering bundled cable television, telephone and broadband Internet and other services to residential and business customers, we also offer broadband transport services and network services to medium and large enterprises and communications carriers. These services are primarily provided using our existing infrastructure and personnel with minimal incremental operating costs and capital expenditures for maintenance. By leveraging our brand, communications infrastructure, voice and data volume, and personnel that predominately support our core retail business and its products; we have gained efficiencies of scale by offering telecommunications and data products into broader telecommunications markets.

Services

Bundled Services

We provide cable television, telephone, and broadband Internet and other services to our residential and business customers. We are able to deliver a wide range of products that allow our existing and potential residential and business customers to select the services that meet their specific needs and preferences, from products on an individual basis to bundled product offerings. Our bundled packages offer the convenience and cost-savings of having one bill and one company providing the services. We believe we were the first company in many of our markets to offer one-stop shopping for cable television, telephone and broadband Internet access to residential and business customers. We price our products competitively in each of our target markets, typically offering our products on an individual basis at a discount to our competitors’ nearest comparable offering. When customers purchase our products as part of a bundle of two or more services, they benefit from additional savings.

Our bundled services encompass a broad range of services provided on an individual basis or through a bundled product offering. These services include:

•

Cable Television. We offer basic cable, expanded cable and digital cable packages, as well as premium cable channels and digital music service. Our customers may choose from over 300 channels, including a wide range of television, music and movie channels. We offer additional features such as 30 premium movie channels, high definition television, interactive television and game applications and digital video recording in the majority of our markets. Premium movie channels are offered individually or in packages of several channels as add-on services for an additional monthly fee. As of December 31, 2006, we provided cable television services to 93,778 connections. On average, during 2006, each of our cable television connections generated $51.87 in monthly revenues.

Our cable television offerings include:

•

Analog Cable. Our broadcast basic cable and expanded basic cable offerings, consist of over 80 analog channels, which generally consists of local broadcast television, local community and government access programming, and a number of satellite-delivered or non-broadcast channels such as ESPN, CNN, Discovery Channel, Lifetime, TNT, A&E and Bravo.

•

Digital Cable. Our digital cable offering consists of our analog cable offering plus digital cable channels for a total of over 300 channels and includes an interactive electronic programming guide, interactive television and game applications, 56 CD-quality channels of digital music, and pay-per-view channels. In addition, we have tailored our digital cable programming to include a large number of Spanish language channels to appeal to the large Spanish-speaking population in our markets. We offer this target-specific content in tiers.

•

Premium Movie Channels. These channels, which provide unedited, commercial-free movies, sports and other programming, include HBO, Cinemax, Showtime, The Movie Channel, Starz! and Encore, as well as others.

•

Pay-Per-View. These channels allow customers with set top boxes to pay to view a single showing of a recently-released movie or a one-time special event such as championship boxing and wrestling, as well as packages of sporting events, such as NBA League Pass™, NHL™ Center Ice, ESPN FULL COURT™ college basketball, and ESPN Game Plan™.

•

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

•

Telephone. We offer full-featured local telephone and long distance services. Because we own and operate our long-distance telephone networks and related equipment in Texas, we are able to offer a range of retail long-distance telephone services on a cost-effective basis. In addition, we believe that our local telephone rates are competitive with the rates charged by the incumbent providers. As of December 31, 2006, we provided service to 116,229 telephone connections. On average, during 2006, each of our telephone connections generated $41.22 in monthly revenues, including local and long-distance service.

Our telephone offerings include:

•

Local Service. Our local telephone services include standard dial tone access, 911 access, operator services and directory assistance, all over a powered network affording greater reliability. In addition, we offer a wide range of custom call services, including call waiting, call forwarding, call return, caller blocker, anonymous call rejection, auto redial, speed dial, three-way calling, priority-call and voice mail, each of which may be activated or deactivated by a customer, usually by dialing a simple activation code.

•

Long Distance. Our long-distance services include traditional switched and dedicated long distance, toll-free calling, international, calling card and operator services. We offer our customers an option of a flat rate for long-distance calls all day, every day, with no minimum monthly usage fees, and several prepaid long distance plans by which the customer pays a monthly fee for a pre-determined number of long distance minutes and a flat rate for any additional minutes. We also offer flat rate direct-dial international calling with no additional fees, surcharges or minimum call times per call. Our customers also may purchase 800 number calling services and calling card services. We believe our long-distance telephone services are competitively priced. We offer our retail customers, as part of their subscription to our services, “free Grande-to-Grande,” which means there are no long-distance charges for calls between two of our phone subscribers in different markets.

•

Broadband Internet Service and Other. As of December 31, 2006, we had 85,117 broadband Internet and other service connections. On average, during 2006, each of our broadband Internet and other connections generated $32.59 in monthly revenues. Broadband Internet service and other services include:

•

Broadband Internet Service. Through our broadband Internet service, Grande high-speed Internet, we provide our Internet customers with a full suite of high-speed broadband Internet products through our networks; with speeds up to 10.0 Mbps download and 5 Mbps upload for residential customers. We offer multiple tiers of high-speed broadband access, including dedicated access and tiered bandwidth, with Ethernet speeds up to 100 Mbps, to business customers. We also offer low-price dial-up Internet access, but most of our residential and business customers take advantage of the wide bandwidth and high data speeds available on our broadband networks. Our Internet customers have a choice of services with different download and upload speeds for different monthly charges. Grande high-speed Internet service provides unlimited dedicated access to the Internet without dialing in or logging on to a network and without a dedicated telephone line. Our higher speed service offers superior speeds to DSL and, we believe, appeals to the more sophisticated broadband Internet user. We also provide to our customers a specific number of free e-mail accounts and personal Web space. Customers have the option to purchase or rent a cable modem from us or purchase it directly from a retailer. We believe businesses and sophisticated users continue to require faster Internet access and more bandwidth as content is becoming more robust, and we intend to offer products that will meet that demand using our high capacity networks. We also offer web premiums, such as Internet security, sports and news, and family applications.

•

Security Solutions. We discontinued actively marketing our security product in 2006. However, we continue to provide service to our existing customer base. Through our wireless security product, we installed leading wireless security systems in private residences. We use a third party for 24 hours a day, 7 days a week monitoring, and our trained technical staff is licensed by the Private Security Board under the Texas Department of Public Safety.

Broadband Transport Services

We offer access to our metro area and long-haul fiber networks and provide network-related services to other local and long-distance telephone companies and Internet service providers, as well as large and medium-sized enterprises that we pass with our networks. These services can include dark fiber leases and indefeasible rights of use, custom network construction or lateral builds and access to the networks at various wavelengths. We also provide private line services to enterprises, carriers and Internet service providers which allow the customer to connect multiple sites through dedicated point-to-point circuits, which carry voice and data traffic at high-speeds. We currently provide access to our metro area and long-haul fiber networks in 16 cities in Texas, as well as Tulsa and Oklahoma City, Oklahoma, Little Rock, Arkansas and Shreveport, Louisiana. A metro area network is a high-speed data intra-city network, usually including a fiber optic ring that links multiple locations within a city. Each of our metro area networks connects to most carrier points of presence, major incumbent local exchange carriers, or ILECs, and competitive local exchange carriers, or CLECs, central offices, hotels, central and suburban business centers, data centers and co-location facilities in these areas. We also provide equipment co-location services that permit Internet service providers to collocate modems, routers or network servers with our network equipment.

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

•

Switched Carrier Services. These services consist of our transmission services to carriers and other telecommunications companies. This primarily involves our selling access to and transporting minutes for long-distance telephone companies for intrastate, interstate and international long-distance traffic terminations.

•

Data Services. We provide services to Internet service providers, which we call our managed modem services that allow the Internet service provider to deliver dial-up Internet service to customers in areas where our network is located. We provide the modems, offer dial-up and a variety of related services, including server hosting, direct access between our networks and the network of the Internet service provider, a customer-maintained user database, and end-user technical support services. We also offer various other data services, such as inbound local calling and toll-free calling to enterprises and other communications providers. A portion of our data revenue is derived from reciprocal compensation, and the latest FCC order (described more thoroughly below under the caption “Regulation of Telecommunications Services”) regarding this revenue stream negatively impacted our revenue beginning in the latter half of 2005.

•

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

Marketing

In each of our markets, we have established a strong community presence that we believe has positioned Grande as the hometown company, despite the fact that we are not an incumbent service provider in any of our markets. We believe our hometown image enables us to appeal to residential customers and small businesses in our markets as well as to local universities, utilities, hospitals and other institutions. A key part of our marketing strategy has been to support local community organizations by sponsoring and participating in local charitable events and other community activities. Our employees run our Passion and Commitment Investment Club, which supports community organizations that provide food, shelter, clothing and healthcare to persons in need in our markets, has made significant donations to non-profit organizations across our markets in Texas and has been recognized with numerous local and state-wide awards for its’ community service. We believe that our employees’ community participation directly supports our direct sales force by creating a strong local brand to which we believe potential customers are receptive. We believe that this helps us to penetrate our target markets where the acquisition of new customers is typically dependent upon customers switching to our services from their existing providers.

We focus our marketing efforts on areas served by our networks through such means as direct mail campaigns, outdoor space advertising, local event sponsorship and media where we have more local scale. In newly constructed network areas, we will undertake an extensive marketing campaign prior to activation of our services, beginning with direct mailings and door-hangers. In established areas, we focus on marketing additional services to those customers who have previously subscribed to one or two of our products. For example, we run Grande television advertisements on our own cable system which emphasize our telephone and broadband Internet products that are available as part of a bundle. In both new and established areas, we will, to a lesser extent, use traditional advertising outlets, such as television, radio and local newspaper advertising, to reach potential customers.

Sales

We have separate sales teams in each of our markets dedicated to residential, multiple family dwelling units (“MDUs”), and commercial customers. Each of these sales teams reports to separate sales management that is responsible for all of the sales in a particular product area. We also have a separate sales team dedicated to broadband transport and network services.

A standard residential sales team consists of direct sales, outbound and inbound call center sales, counter sales and support personnel. A typical commercial sales team consists of account executives and specialized business installation coordinators. (Our MDU sales team has developed relationships with owners and management of the MDU properties in our target markets, which enables us to gain access to new customers as soon as they move into their unit). Our network services sales team focuses on making direct contact with communications providers principally via sales calls, trade shows and our sales team’s existing industry relationships. Our call center sales team handles all incoming and outgoing sales calls.

Our sales team is cross-trained on all our products to support our bundling strategy. Our sales team is compensated based on both revenues and connections and is therefore motivated to sell more than one product to each customer. However, our sales force is highly incentivized to sell the right services to a particular customer without overselling. Our sales personnel do not get credit for selling products that are later cancelled within a certain number of months after the start of service. We believe that by providing the appropriate level of services to each customer, we are more likely to retain that customer, which reduces our overall customer turnover rate.

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

Customer Care, Billing and Installation

Customer Care

We believe that the combination of bundled communications services on our own networks and quality customer care are key drivers to effectively compete in the residential and business markets. We believe that the quality of service and responsiveness differentiates us from many of our competitors. We provide customer service 24 hours a day, seven days a week. Our representatives are cross-trained to handle customer service transactions for all of our products. We operate a virtual customer phone center system, with centers in Austin and San Marcos, that handle all customer service transactions other than network trouble calls, which we handle through our technical service center also located in San Marcos. In February 2007, we closed our Dallas call center and moved it to San Marcos to gain economies of scale with our existing presence in San Marcos. In addition, we provide our business customers with a local customer service representative, which we believe improves our responsiveness to customer needs and distinguishes our products in the market. We believe it is a competitive advantage to provide our customers with the convenience of a single point of contact for all customer service issues for our cable television, telephone and broadband Internet services and is consistent with our bundling strategy.

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

Billing

We have invested significant resources in outsourced integrated provisioning and billing systems that we believe is sufficiently scalable to support a full build-out in our existing markets and beyond for our retail customer base. This system greatly enhances our ability to address customer billing issues and also enables us to send a single bill to our customers for cable television, telephone and broadband Internet services. We have separate billing platforms for enterprise, broadband transport and network services that we also believe meet our business needs for accuracy and flexibility.

Installation

Within each market, we have a single group of installers who install the equipment for all our of our cable television, telephone and broadband Internet offerings. This creates operating efficiencies for us by reducing the number of necessary installation personnel and allowing us to make one trip to the customer premises at the commencement of service. Our dispatch, order taking and installation management processes are coordinated for increased efficiency. We believe that this integrated and streamlined installation process creates a positive experience for Grande’s customers.

Industry

In recent years, regulatory developments have led to changes and increased competition, both intra-modal and inter-modal, in the communications industry. The Telecommunications Act of 1996 and its implementation through Federal Communications Commission (“FCC”) regulations have broken down barriers between providers of different types of communications services. Companies that were effectively limited to providing one telecommunications service can now provide additional services with fewer regulatory restrictions or requirements.

We believe the industry is moving more towards an environment of inter-modal competition where both the cable television providers and the local telephone providers, and to some extent wireless service providers, will be competing head to head for local telephone, long distance, cable television or other video, and high speed data service. Advances in technology have furthered convergence in the industry by enabling delivery of cable television or video services, telephone services and broadband Internet services over different types of networks and making the delivery of more than one service over one broadband network, whether wireless or wireline, feasible and economical. The cable companies have introduced telephone services via Voice over Internet Protocol (“VoIP”) to residential customers, and the local telephone providers are investing large amounts of capital into new networks to offer television or video service using IP-enabled technologies in addition to their existing telephone and DSL services. Verizon has begun constructing fiber-to-the-home networks and AT&T (formerly SBC) has begun serving a limited number of customers via a fiber-to-the-curb network, in an effort to sell television over IP. Separately, advances in technology are enabling providers of wireless service to accommodate the transmission of video and other broadband applications.

Additionally, consolidation is continuing in the industry. Verizon purchased MCI in January 2006, and SBC acquired AT&T in November 2005 and BellSouth in December 2006 and has adopted the AT&T name. We believe this consolidation trend will continue for the foreseeable future. We believe the telecommunications landscape will be altered as the RBOCs begin to compete for key enterprise and long-distance customers within each other’s traditional network operating area, although this competition will be impacted by RBOC consolidation. We believe that the RBOCs’ focus on post-merger integration processes could create an opportunity for regional players, like Grande, to attract new customers. However, we nevertheless will have to compete against companies that have significant competitive advantages over us, including more years of experience, greater resources, significant mass marketing capabilities and broader name recognition.

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

Markets

The following table sets forth, in each of our markets, the marketable homes we pass.

Market Areas	Marketable homes passed
Austin/San Marcos	73,527
San Antonio	63,692
Suburban Northwest Dallas	59,618
Waco	44,270
Corpus Christi	47,932
Midland/Odessa	40,750
Houston	7,236

Total	337,025

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

We are not the first provider of any of our three principal bundled services in any of our markets. We compete with numerous other companies that have provided services for longer periods of time in each of our markets, and we often have to convince people to switch from other companies to Grande. Some of our competitors have significant competitive advantages over us, such as more years of experience, greater resources, significant mass marketing capabilities and broader name recognition. Our primary competitors include:

•	for television services: Time Warner Cable, CableOne, Suddenlink Communications, Comcast, Charter Communications, DirecTV, EchoStar Communications (DISH Network), AT&T, Verizon and others;

•	for broadband Internet services: AT&T, Time Warner Cable, Time Warner Telecom, Verizon, Comcast, Charter Communications, CableOne, Suddenlink Communications, CenturyTel, Direct-PC and others;

•	for long-distance telephone services: AT&T, Verizon, Sprint, Time Warner Cable, Time Warner Telecom, Suddenlink Communications (VoIP), Vonage (VoIP) and others;

•	for local telephone services: AT&T , Verizon, CenturyTel, Birch Telecom, Time Warner Cable, Time Warner Telecom, Suddenlink Communications (VoIP), Vonage (VoIP) and others.

Advances in communications technology as well as changes in the marketplace and the regulatory and legislative environment are constantly occurring. In certain areas of our markets, for example in Austin, we compete for local and long distance services against the VoIP offerings of Vonage and Time Warner Cable. In addition, the continuing trend toward business combinations and alliances in the telecommunications industry will create significant new competitors. As a result of these business combinations and the introduction of VoIP offerings, we anticipate that the competitive environment will become increasingly intense. In addition to terrestrial competition, we continue to see consumers choose to eliminate a second line, their long distance, and/or their primary landline and use wireless telephone service instead. This dynamic is more prevalent in younger, more transient households such as multi-dwelling units in which students or young adults tend to move every twelve to eighteen months. Advances in technology also are leading to changes in video distribution platforms, making downloadable, on-demand video content accessible in both traditional wireline and new wireless mobile viewing devices. These and other developments are requiring traditional communications providers such as us to regularly rethink the model for successfully marketing and providing video, voice and data content and services to consumers.

Bundled Services

We believe that, among our existing competitors, incumbent cable providers, ILECs, CLECs and satellite television providers represent our primary competitors in the delivery of a bundle of two or more telephone, cable television or other video and broadband Internet services. Presently, Time Warner Cable and AT&T routinely offer a combination of two or more of these services in our markets. In some of our markets, these companies also are offering all three services. We expect the remaining ILECs and incumbent cable providers that do not yet offer more than one service to begin to offer combinations of these services in the near future, and we expect that some providers will bundle these services with a fourth product, wireless service. The introduction of bundled service offerings by our competitors could have a significant adverse impact on our ability to market our bundled services to customers, especially in areas where we currently are the only company offering bundles of these services.

•

Cable Television. Our cable television service competes with the incumbent cable television provider in all of our markets except in certain private-development subdivisions and MDUs where we currently are the only authorized cable provider. The incumbent cable providers in our markets, such as Time Warner Cable in Austin, San Antonio, Corpus Christi and Waco; Cable One in Odessa; Suddenlink Communications in Midland and Austin; and Comcast in northwest Dallas, have significantly greater resources and operating history than we do. We also compete with satellite television providers such as DirecTV, as well as other cable television providers, broadcast television stations and wireless cable services. We face additional competition from private satellite master antenna television systems that serve condominiums, apartment and office complexes and private residential developments, and these systems generally are free of any regulation by state or local government authorities.

Legislative and regulatory developments may lead to additional competition in the cable and video market. The Cable Television Consumer Protection and Competition Act of 1992 contains provisions, which the FCC has implemented through regulations, to enhance the ability of competitors to cable to purchase and make available to consumers certain satellite-delivered cable programming at competitive costs. The Telecommunications Act of 1996 eliminated many of the restrictions on local telephone companies that offer cable programming, and we may face increased competition from such companies. Major local telephone companies such as Verizon and AT&T now provide cable television or similar video services to homes and may compete with us to the extent they modify or overbuild their networks to sell these services to the same homes we serve now or will serve in the future. AT&T, for example, is preparing to launch an Internet Protocol-based video service to some of its customers in Texas. Verizon has been overbuilding its own network and extending it into greenfield communities, which require the construction of new local loops, through a FTTH architecture (known commercially as FIOS) to enable the delivery of its cable service. Verizon already has launched its cable service in north Texas, and it currently passes approximately 2% of the homes in our service region. Verizon also offers IP-enabled video offerings.

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

•

Telephone. Our principal competitor for local services is the incumbent carrier in the particular market, which is AT&T-Texas in a large majority of our market areas. Incumbent carriers enjoy substantial competitive advantages arising from their historical monopoly position in the local telephone market, including pre-existing customer relationships with all or virtually all end-users. We also face competition from alternative service providers, including competitive providers and other CLECs, many of which already have established local operations in our markets. A cable service provider has also entered the voice communication market in some of our service areas. Time Warner Cable, for example, is offering a VoIP telephony product in its service areas, some of which overlap with ours. Other VoIP providers such as Vonage and Skype have also entered the telephony market in some of our service areas as well.

We expect to continue to face significant competition for long-distance telephone services from incumbent long-distance providers such as AT&T, Verizon and Sprint, which together account for the majority of all U.S. long-distance revenues. The major long-distance service providers benefit from established market share, both in traditional direct-dial services as well as in prepaid and dial-around products, and from established trade names through nationwide advertising. We regard our long-distance service as a complementary service rather than a principal source of revenues. However, certain incumbents, including AT&T, Verizon and Sprint, also view their long-distance service in a similar way and are able to offer local services in their markets using their existing network. Additional new threats may present themselves if incumbent carriers continue to acquire or merge with other large providers of telecommunications services. The AT&T and Verizon acquisitions and others like them could provide incumbent carriers with additional, considerable competitive resources, particularly in the market for long distance, broadband transport and network services, thereby strengthening their market position and their ability to compete with us.

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

We also increasingly face competition from businesses, including incumbent cable providers, offering long-distance services through VoIP. These businesses could enjoy a significant cost advantage because, at this time, they generally do not pay carrier access charges although interconnect VoIP providers are now required to pay federal universal service fees. As explained more fully below under the caption “—Legislation and Regulation,” the regulatory status of VoIP service continues to be considered by the FCC, various states and reviewing courts; and while the FCC has made some preliminary determinations about VoIP already, a number of important regulatory issues have not yet been resolved fully. The conclusions reached by federal and state agencies and courts largely will determine the viability and profitability of VoIP service, and, possibly, the success of our competitors offering this service. Currently, AT&T, Time Warner Cable, Suddenlink Communications, Comcast and Vonage each provide a VoIP offering in certain of our market areas.

•

Broadband Internet Services. The Internet access market is extremely competitive and highly fragmented. Providing broadband Internet services is a rapidly growing business and competition is increasing in each of our markets. Some of our competitors benefit from stronger name recognition and greater resources, experience and marketing capabilities. For broadband Internet services, we compete primarily with AT&T, Time Warner Cable, Verizon, Suddenlink Communications, Comcast, Charter Communications, CenturyTel, Direct-PC, Earthlink and STIC.NET. Other competitors include traditional dial-up Internet service providers, providers of satellite-based Internet services, other local and long-distance telephone companies and cable television companies. We also expect to compete with providers of wireless high-speed Internet access, or Wi-Fi service, principally when offered by municipal authorities or authorized third parties in a particular geographic region. New technologies, such as Access Broadband over Power Line, continue to emerge as well.

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

Broadband Transport Services

We have a wide range of competitors in the provisioning of broadband transport services. We generally compete with communications companies that have fiber in the markets where we have our metro and long-haul facilities.

Network Services

We have a wide range of competitors in the provisioning of network services. We compete with virtually all communications companies that own their own network equipment.

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

The Cable Television Consumer Protection and Competition Act of 1992 requires local franchising authorities that choose to regulate basic service rates to certify with the FCC before regulating such rates. The FCC’s rate regulations do not apply where a cable operator demonstrates that it is subject to effective competition. The Company meets the FCC definition of effective competition in the areas that we currently serve. To the extent that any municipality attempts to regulate our basic rates or equipment, we believe we could demonstrate to the FCC that our systems all face effective competition and, therefore, should not be subject to rate regulation.

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

As the marketplace for the programming and distribution of broadcast television evolves, so too may our rights and obligations as a provider of cable service, particularly in connection with the programming we purchase from broadcast television networks and other programmers. For instance, when the FCC consented to the purchase of DirecTV by News Corp., the owner of the Fox television network, making News Corp. a vertically-integrated broadcast television network and nationwide multi-channel video programming distributor, the FCC did so subject to certain conditions. Some of these conditions could affect our ability to carry or purchase programming. For instance, with respect to News Corp.’s Fox television network:

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

Technical Requirements. Historically, the FCC has imposed technical standards applicable to the cable channels on which broadcast stations are carried and has prohibited franchising authorities from adopting standards which were in conflict with or more restrictive than those established by the FCC. The FCC has applied its standards to all classes of channels that carry downstream National Television System Committee video programming. The FCC also has adopted standards applicable to cable television systems, including Grande, using frequencies in certain bands in order to prevent harmful interference with aeronautical navigation and safety radio services and also has established limits on cable system signal leakage. Operators are required to conduct tests and to file with the FCC results of those cumulative leakage-testing measurements. Operators that fail to make this filing or exceed the FCC’s allowable cumulative leakage index risk being prohibited from operating in those frequency bands and risk incurring monetary fines or other sanctions.

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

The State of Texas passed a law in late 2005 allowing cable operators to file for a state-issued certificate of franchise authority (SICFA) for the provision of cable television and video services in the entire state of Texas rather than negotiate with each individual municipality for such a right. On October 25, 2005, the Public Utility Commission of Texas (PUCT) approved Grande’s application for a SICFA to provide cable television service in twenty-seven municipalities and in eleven unincorporated areas of Texas. When Grande’s SICFA was approved, all of Grande’s municipal cable television franchises were terminated.

Under its SICFA, Grande makes quarterly franchise fee payments to each municipality in which it provides cable television service in the amount of five percent of gross cable service revenues, and Grande reports its subscriber count in each municipality. In cities where the incumbent cable TV provider is still subject to a municipal franchise, the municipalities then notify Grande of its quarterly Public, Educational and Government (PEG) obligation based on Grande’s share of total subscribers multiplied by the total PEG contribution that the incumbent cable TV provider made in the quarter. In cities where the incumbent provider’s municipal franchise has expired and the incumbent has obtained a SICFA, Grande and the incumbent pay the city a PEG fee equal to one percent of their gross cable service revenues, or at the city’s option, a flat per subscriber monthly fee that was required by the city before the incumbent’s franchise expired. Grande also continues to provide free cable television service to public facilities and INet fiber connectivity to cities that were in place when the SICFA was approved. Under the SICFA, Grande continues to provide carriage of all PEG channels that were carried prior to October 25, 2005, and all municipalities retain control and police powers over their public rights of way.

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

Program Access and Exclusivity. The Cable Television Consumer Protection and Competition Act of 1992 and the FCC’s rules generally prohibit cable operators and vertically-integrated satellite programmers from entering into agreements that have the purpose or effect of preventing or substantially hindering the ability of multi-channel video programming distributors from providing satellite programming to their subscribers. The rules specifically prohibit vertically integrated cable operators from entering into exclusive distribution agreements with satellite programmers in which they have an attributable interest. Unless the FCC finds that the prohibitions continue to be necessary to protect competition, the rules will expire on October 5, 2007.

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

Pole Attachments. The Telecommunications Act of 1996 requires utilities, defined to include all local exchange telephone companies and public utilities except those owned by municipalities and co-ops, to provide cable operators and telecommunications carriers with nondiscriminatory access to poles, ducts, conduit and rights-of-way. The right to mandatory access is beneficial to facilities-based providers such as Grande. The Telecommunications Act of 1996 also establishes principles to govern the pricing of such access.

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

Inside Wiring of Multiple Dwelling Units. The FCC has adopted rules to promote competition among multichannel video program distributors in multiple family dwelling units, or MDUs. The rules provide generally that, in cases where the program distributor owns the wiring inside an MDU but has no right of access to the premises, the MDU owner may give the program distributor notice that it intends to permit another program distributor to provide service there. The program distributor then must elect whether to remove the inside wiring, sell the inside wiring to the MDU owner at a price not to exceed the replacement cost of the wire on a per-foot basis or abandon the inside wiring. The FCC also has adopted rules that, among other things, require utilities (including incumbent local exchange carriers) to permit telecommunications carriers and cable operators to obtain reasonable and non-discriminatory access to utility-owned or controlled conduits and rights-of-way in all “multiple tenant environments” (including, for example, apartment buildings, office buildings and university campuses).

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

Federal Regulation of Telecommunications Services

Tariffs and Licensing. The Company is classified as a non-dominant long distance carrier and as a competitive local exchange carrier by the FCC. The FCC requires non-dominant long distance companies to detariff interstate long distance domestic and international services. The FCC also permits competitive local exchange carriers to either (1) detariff the interstate access services that they sell to long distance companies or (2) maintain tariffs but comply with certain rate caps. Prior to detariffing, we filed tariffs with the FCC to govern our relationship with most long-distance customers and companies. The detariffing process requires us to, among other things, post the rates, terms, and conditions formerly in our tariffs on our website instead of filing them at the FCC. Because detariffing precludes us from filing our tariffs at the FCC, we may no longer be subject to the “filed rate doctrine,” which stands for the proposition that the tariff controls all contractual disputes between a carrier and its customers. This may expose us to certain legal liabilities and costs as we can no longer rely on this doctrine to settle disputes with customers. The FCC still requires companies such as us to obtain licenses under Section 214 of the Communications Act of 1934, as amended, to provide international long-distance calling service. We hold such international authority from the FCC.

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

In August 1996, the FCC adopted a wide-ranging decision regarding the interconnection obligations of local telephone carriers. This Interconnection Order specified, among other things, which network elements (and combinations of elements) incumbent carriers must unbundle and provide to competitive carriers on a nondiscriminatory basis. The FCC’s initial list of network elements and combinations was affirmed by the Supreme Court, but has since been subject to further review by the FCC and, after several rounds of review by the courts, has been pared significantly. The FCC’s most recent decision paring this list was released in February 2005, and this decision has been appealed. We cannot predict the results of this appeal or its impact on the list of unbundled network elements that must be made available to competitive carriers. We also cannot predict the ultimate implications of any court ruling or future proceedings in this area on our business. Changes to this list of network elements and combinations have had, and may continue to have, a significant impact on the industry and, to a lesser extent, the Company.

The FCC’s Interconnection Order also established pricing principles, for use by the states, to determine rates for unbundled network elements and discounts. These pricing principles also are undergoing further review by the FCC and may change, which could have a significant impact on the industry and on the Company.

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

The FCC launched a new proceeding intended to examine comprehensively the “intercarrier compensation” rates paid among carriers for exchanging various categories of traffic, including but not limited to local calls. Several proposals for how the FCC’s intercarrier compensation rules should be structured also have been submitted to the FCC by industry groups and coalitions. We cannot predict how the FCC will act in response to these proposals, or, more generally, in connection with its intercarrier compensation proceeding. FCC rulings in this area will affect a large number of carriers and could have a significant impact on the industry and the Company.

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

Broadband Services. Section 706 of the Telecommunications Act of 1996 requires the FCC to encourage the deployment of advanced telecommunications capabilities to all Americans through the promotion of local telecommunications competition. The FCC had in the past taken steps to facilitate competitors’ access to lines connecting customer premises to the operator for purposes of digital subscriber line deployment. But the FCC more recently has declined to take similar steps in connection with more advanced, newly-constructed transmission facilities such as fiber-to-the-home. In the TRRO proceeding, the FCC held that incumbent local exchange carriers such as AT&T need not make available to unaffiliated carriers access to most high-capacity local loops and transport facilities; and the FCC has more recently determined that facilities-based wireline broadband services such as DSL are “information services” and thus are subject to minimal regulation. Separately, Congress has periodically considered initiatives proposing to deregulate the advanced services offerings of incumbent carriers. If one of these initiatives becomes law, or if the FCC’s rulings are upheld on appeal, the use of incumbent carrier facilities for the deployment of competing high-capacity services by carriers such as Grande may be adversely affected. This, however, is not a material part of our business since we typically provide these services over our own network. Relying upon definitions in the Communications Assistance for Law Enforcement Act (CALEA) rather than the Telecommunications Act of 1996, the FCC now requires broadband networks to cooperate with law enforcement as required by CALEA.

Voice-over-Internet Protocol. VoIP is an application that manages the delivery of voice information across data networks, including the Internet, using Internet Protocol. VoIP sends voice information in digital form using discrete packets that are routed in the same manner as data packets. VoIP is widely viewed as a more cost-effective, feature-rich alternative to traditional circuit-switched telephone service. Because VoIP can be deployed by carriers in various capacities, and because it is widely considered a next-generation communication service, its regulatory classification—and, thus, its long-term revenue potential—is unclear. Several petitions seeking guidance on the regulatory classification of VoIP service have been filed at the FCC, and the FCC has resolved only a few of them, either through the issuance of narrowly-tailored declaratory rulings or through broader regulatory pronouncements, depending on the issue.

In one case, the FCC held that a computer-to-computer VoIP application provided by Pulver.com is an unregulated information service, in part because it does not include a transmission component, offers computing capabilities, and is free to its users. In another case, the FCC reached a different conclusion, holding that AT&T’s use of VoIP to transmit the long-haul portion of certain calls constitutes a telecommunications service, thus subjecting it to regulation, because the calls use ordinary customer premises equipment with no enhanced functionality, originate and terminate on the public switched telephone network, and undergo no net protocol conversion and provide no enhanced functionality to end users. In a third case, the FCC ruled that certain prepaid calling card services are telecommunications services rather than information services. An earlier case, which involved the VoIP application of Vonage, the FCC preempted the authority of the State of Minnesota (and presumably all other states) and ruled that Vonage’s VoIP application, and others like it, was an interstate service subject only to Federal regulation, thus preempting the authority of the Minnesota commission to require Vonage to obtain state certification. The FCC, however, refused to speak beyond prior rulings involving enhanced services as to whether Vonage’s VoIP application is a telecommunications service or an information service, thus leaving open the question of the extent to which the service might be regulated. The FCC’s decision to classify Vonage’s VoIP application as interstate rather than intrastate in nature is under appeal.

On a broader level, the FCC has held that providers of interconnected VoIP service must provide law enforcement officials with access to their networks pursuant to CALEA and, separately, that providers of interconnected VoIP service also must comply with specific E-911 and other requirements to enable their customers to access public safety officials. The FCC has also ruled as noted above that interconnected VoIP providers must contribute to the federal universal service fund.

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

Although we are authorized to provide telecommunications services in several states, the majority of our telecommunications end user customers are located in Texas. Since 1995, Texas law has provided a regulatory framework for competitive carriers such as us to provide telecommunications services in the State. A major revision to the State’s telecommunications law was adopted by the Texas Legislature in 2005. These amendments to PURA require the PUCT to deregulate markets that meet certain standards and to consider deregulating certain other markets. The PUCT was also directed to undertake several important studies including whether Universal Service Funds should be continued or whether the program should be changed. The amendments also included additional competitive market safeguards. Like the Federal Telecommunications Act of 1996, Texas law is intended to promote competition in the local exchange market, as well as in the intrastate interexchange market. The PUCT is responsible for an evolving regulation of these markets, and the PUCT plays a key role in promulgating rules and policies and by arbitrating interconnection agreements between carriers in the local market. The rules, policies and decisions of the PUCT are influenced by a variety of factors, and future regulatory and legislative developments in the State could have a significant impact on us.

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

Telecommunications carriers in Texas are subject to numerous state policies, the application of which could affect our business. These policies include, but are not limited to, the Texas Universal Service Fund, broadband initiatives such as the state’s DSL and advanced services in rural areas initiatives, and the Texas Infrastructure Fund, the fee for which was originally intended to promote the deployment of equipment and infrastructure for distance learning library information sharing programs and telemedicine services. Telecommunications carriers also are subject to various consumer protection regulations, such as prohibitions relating to slamming (changing an end user’s service provider without appropriate authorization), cramming (adding charges to an end user’s account without appropriate authorization) and telemarketing. All carriers are required to comply with a Code of Conduct for marketing, which has been adopted by the PUCT. Grande must comply with these and other regulations or risk significant fines and penalties.

SB 5 also contained an amendment to PURA, which requires municipally-owned utilities, which are exempt from the federal pole attachment laws, to equalize pole attachment fees as between telecom and cable service providers. This is intended to eliminate any artificial competitive advantage that might arise from the nature of the wires platform. This is a significant benefit to Grande since Grande’s two largest markets are served by municipally-owned utilities.

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

Local Regulation

Occasionally, we are required to obtain street use and construction permits to install and expand our interactive broadband network using state, city, county or municipal rights-of-way. The Telecommunications Act of 1996 and recently adopted Chapter 66 of PURA require municipalities to manage public rights-of-way in a competitively neutral and non-discriminatory manner.

Employees

As of December 31, 2006, we had 810 full-time employees, other than temporary employees. None of our employees are subject to collective bargaining agreements. We believe that our relations with our employees are good.

WHERE YOU CAN FIND MORE INFORMATION

We file annual, quarterly and special reports, and other information with the SEC, in accordance with the Exchange Act. You may read and copy any document we file with the SEC at the following public reference room:

Public Reference Room

100 F Street, N.E.

Room 1580

Washington, D.C. 20549

1-800-SEC-0330

Please call the SEC at 1-800-SEC-0330 for further information about the public reference room. Our reports and other information filed with the SEC are also available to the public over the Internet at the SEC’s world wide web site at http://www.sec.gov.

ITEM 1A.	RISK FACTORS

RISKS RELATING TO OUR BUSINESS

We have a history of net losses and may not be profitable in the future.

As of December 31, 2006, we had an accumulated deficit of $390.2 million. We expect to continue to incur net losses in the future as our business matures. Our ability to generate profits and positive cash flow from operating activities will depend in large part on our ability to increase our revenues to offset the costs of operating our network and providing services. If we cannot achieve operating profitability or positive cash flow from operating activities, our business, financial condition and operating results will be adversely affected.

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

Changes in demand for our services could harm our business.

We could be affected by changes in demand for the services we provide in our markets. Our plan could be unsuccessful due to:

•	competition, especially from incumbent telephone and cable providers, which offer bundled services and from new technologies such as VoIP service;

•	pricing;

•	regulatory uncertainties;

•	downturns in economic conditions in our markets;

•	operating and technical difficulties; or

•	unsuccessful sales and marketing.

Any downturn in demand for our services will harm our business and our prospects for growth and profitability.

Competition from other cable television, telephone and broadband Internet service providers could have an adverse effect on our growth and revenues.

We are not the first provider of any of our three principal bundled services in any of our markets. We compete with numerous other companies that have long-standing customer relationships with the residents in these markets, and we typically have to convince people to switch from other companies to Grande. Some of our competitors have significant competitive advantages over us, including greater experience, resources, marketing capabilities and name recognition.

•	for television services: Time Warner Cable, CableOne, Suddenlink Communications, Comcast, Charter Communications, DirecTV, EchoStar Communications (DISH Network), AT&T, Verizon and others;

•	for broadband Internet services: AT&T, Time Warner Cable, Time Warner Telecom, Verizon, Comcast, Charter Communications, CableOne, Suddenlink Communications, CenturyTel, Direct-PC and others;

•	for long-distance telephone services: AT&T, Verizon, Sprint, Time Warner Cable, Time Warner Telecom, Suddenlink Communications (VoIP), Vonage (VoIP) and others;

•	for local telephone services: AT&T, Verizon, CenturyTel, Birch Telecom, Time Warner Cable, Time Warner Telecom, Suddenlink Communications (VoIP), Vonage (VoIP) and others.

As the incumbent local telephone company, and a major provider of long-distance telephone services, AT&T is a particularly strong competitor in telephone and data services and competes for video services as well. With respect to cable television services, Time Warner Cable is the incumbent provider in the majority of our markets. Several of these competitors offer more than one service, such as telephone companies and cable providers offering broadband Internet services. A few have begun to offer all three services; in particular, Time Warner Cable and other cable operators have begun providing digital phone services through VoIP technology. We expect AT&T and Verizon, which are upgrading their networks and plan to provide video services, to eventually be able to provide all three services as well and each also control a nationwide wireless service provider. We also compete with wireless telephone carriers for both local and long distance services. Many of our competitors are larger than we are, and we anticipate that the trend toward business combinations and alliances in the telecommunications industry will continue, making some of our competitors even larger. We expect these business combinations and the level of competition to continue to increase in the future. If we fail to compete successfully in our markets and grow our customer base, our business and financial condition will be harmed.

Restrictive covenants under our indebtedness may limit our ability to grow and operate our business.

The Indenture contains, among other things, covenants imposing significant financial and operating restrictions on our business. These restrictions may affect our ability to manage and operate our business, may limit our ability to take advantage of potential business opportunities as they arise and may adversely affect the conduct or management of our current business. These restrictions limit our ability to, among other things:

•	incur additional indebtedness, issue disqualified capital stock (as defined in the Indenture) and, in the case of our restricted subsidiary, issue preferred stock;

•	create liens on our assets;

•	pay dividends on, redeem or repurchase our capital stock or make other restricted payments;

•	make investments in other companies;

•	enter into transactions with affiliates;

•	enter into sale and leaseback transactions;

•	sell or make dispositions of assets;

•	place restrictions on the ability of our subsidiary to pay dividends or make other payments to us;

•	engage in certain business activities;

•	merge or consolidate with other entities; and

•	spend growth capital in the event our cash falls below $20 million.

These limitations may affect our ability to finance our future operations or to engage in other business activities that may be in our best interest. Also, since we are a holding company with no assets other than our ownership of our subsidiary, we will be dependent on the receipt of funds from our subsidiary to pay the interest and principal on the senior notes, and these limitations could adversely affect our ability to make such payment on the notes.

The amount of debt we have could harm our business.

As of December 31, 2006, we had approximately $181.3 million of indebtedness outstanding, including the accreted value of our senior notes of $160.8 million, all of which was secured. Further, the Indenture allows us to incur additional indebtedness under certain circumstances. Our significant indebtedness could adversely affect our business in a number of ways, including the risks that:

•

we will use a substantial portion of our cash flow from operations to pay principal and interest on our debt, thereby reducing the funds available for acquisitions, working capital, capital expenditures and other general corporate purposes;

•	our degree of leverage may limit our ability to obtain additional capital, through equity offerings or debt financings, for working capital expenditures or refinancing of indebtedness;

•	our degree of leverage limits our ability to withstand competitive pressure and reduces our flexibility in responding to changes in business and economic conditions; and

•	our degree of leverage may hinder our ability to adjust rapidly to changing market conditions and could make us more vulnerable to downturns in the economy or in our industry.

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

We provide cable television service over our networks generally pursuant to a statewide cable franchise in Texas. Our ability to grow our business depends on the terms of our cable franchise, including payment obligations. Litigation over the constitutionality of the Texas statewide franchise law is pending. In early September 2005, the Texas Cable and Telecommunications Association, or TCTA, filed a lawsuit in U.S. District Court, Western District of Texas, Austin division, to challenge the legislation passed allowing for a state cable franchise and implementing a transition process to end the need for individual municipal franchises. The lawsuit contends that the new state law discriminates against incumbent cable operators in violation of the U.S. and Texas Constitutions, discriminates against incumbent cable operators in violation of the Federal Communications Act, violates the federal prohibition on exclusive franchises, and violates the Cable Act prohibition against redlining. In September 2006, U.S. Federal District Judge Yeakel dismissed TCTA’s complaint against the PUC commissioners and the governor, without prejudice. TCTA subsequently filed an appeal of the dismissal in the U.S. Court of Appeals 5th Circuit, which is still pending. We cannot predict the outcome of the litigation. Several outcomes are possible which could raise various levels of uncertainty about the nature of franchise authority. Certain outcomes could harm our business.

Our cable franchises are required by federal law to be non-exclusive. Our market areas currently are served by at least one incumbent provider. In addition, under federal law, municipal entities can operate cable television systems without franchises. New competitors in our existing markets or changes to franchise terms could adversely affect our business and financial condition.

If we are not able to manage our growth, our business will be harmed.

Our ability to grow will depend, in part, upon our ability to:

•	successfully implement our strategy for offering bundled broadband services;

•	construct network facilities;

•	market our services;

•	obtain and maintain on favorable terms any required government authorizations and interconnection agreements;

•	secure any needed financing; and

•	hire and retain qualified personnel.

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

Although currently we do not intend to enter any new markets, we may expand into other attractive markets if the right opportunities arise. However, expansion into additional markets will require significant additional capital, as well as numerous authorizations and approvals, which could include franchises, construction permits, pole attachment agreements, interconnection agreements and others. Expansion markets may not have the same economics or operating metrics as we have experienced in our existing markets, and may involve more difficult competitive situations or other hurdles.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report contains statements about future events, including without limitation, information relating to business development activities, as well as capital spending, financing sources and the effects of regulation and increased competition. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements can sometimes be identified by our use of forward-looking words such as “expect,” “should,” “may,” “will,” “anticipate,” “estimate,” or “intend” and other similar words or phrases. Similarly, statements that describe our objectives, plans or goals are or may be forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be different from any future results, performance or achievements expressed or implied by these statements. You should review carefully all of the information, in this annual report, including the financial statements.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We lease our corporate headquarters and network operations center in San Marcos, Texas, which consists of approximately 67,278 square feet of office space, as well as 9 other office sites in Texas, of approximately 185,042 square feet of office space collectively. We primarily lease the real property sites in each of our markets upon which our network equipment is located, including sites for our head-ends where programming is received via satellite, hubs, network equipment and points of presence. We have rights of way, licenses or other access rights to the real property over which our network fiber crosses, generally under our franchise agreements or contractual agreements with third parties. With respect to our long-haul network, we lease the real property sites where our switches, network equipment including collocation facilities and points of presence are situated.

ITEM 3.	LEGAL PROCEEDINGS

We are subject to litigation in the normal course of our business. However, there are no pending proceedings, which are currently anticipated to have a material adverse effect on our business, financial condition or results of operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following matters were submitted to a vote of and approved by the stockholders at the annual meeting of stockholders on December 6, 2006:

(1)	The re-election of John C. Hockin and David C. Hull, Jr. as Class II directors to serve on the Company’s board of directors for a three-year term expiring in 2009;

(2)	The adoption of the Grande Communications Holdings Inc. Second Amended and Restated 2000 Stock Incentive Plan (“2000 Stock Incentive Plan”); and

(3)	An amendment to the Bylaws of Grande Communications Holdings, Inc. to eliminate the requirement that the President of Grande Communications Holdings, Inc. must be its chief operating officer.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range for Common Stock

Our stock is not traded on any exchange or quoted on the NASDAQ National Market or any other established trading market. No market makers currently make a market in our stock and we do not plan to engage a market maker. Therefore, there is no established public trading market and no high and low bid information or quotations available. As of December 31, 2006, we had 12,591,140 shares of common stock outstanding held by 185 holders of record.

On May 3, 2006, the compensation committee of the board of directors approved the repricing of all common stock options outstanding to current employees to an exercise price of $0.05 per share. Repricing of non-employee common stock options are made at the discretion of the compensation committee. Stock options that are outstanding under the 2000 Stock Incentive Plan, subject to the repricing, were originally issued with exercise prices ranging from $0.10 per share to $0.80 per share. The Company recognized no additional compensation expense as a result of this modification due to the options having no fair value.

Dividend Policy

We have never declared or paid any cash dividends on our capital stock and do not anticipate paying cash dividends on our capital stock in the foreseeable future. It is the current policy of our board of directors to retain earnings to finance the expansion of our operations. Future declaration and payment of dividends, if any, will be determined based on the then-current conditions, including our earnings, operations, capital requirements, financial condition, and other factors the board of directors deems relevant. In addition, our ability to pay dividends is limited by the terms of the Indenture.

Issuance of Unregistered Securities

During 2006, the Company issued 102,175 shares of common stock in connection with the exercise of options with a weighted average exercise price of $0.12 per share, and grants were awarded for options to purchase 14,289,092 shares of common stock and 27,400,000 shares of Series H preferred stock with an exercise price of $0.05 per share and $0.10 per share, respectively. We relied on the exemption set forth in Section 4(2) of the Securities Act of 1933 in issuing these securities.

In March 2006, we issued an additional $32.0 million of principal amount of our senior notes. We relied upon the exemption set forth in Rule 144A promulgated under the Securities Act of 1933 in issuing these securities. The additional senior notes were purchased by existing noteholders. For more information, see “Business—Overview”.

ITEM 6.	SELECTED FINANCIAL DATA

The data set forth below should be read in conjunction with our consolidated financial statements and related notes, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and other financial information appearing elsewhere in this annual report.

	For the Year Ended December 31,
	2002	2003	2004	2005	2006
	(in thousands, except per share data)
Statement of operations data:
Operating revenues	$147,423	$181,515	$179,045	$194,731	$189,867
Operating expenses:
Cost of revenues	79,447	81,900	66,754	72,515	63,931
Selling, general and administrative	63,652	82,050	93,533	95,992	97,826
Depreciation and amortization	33,257	51,990	57,292	59,507	56,037

Total operating expenses	176,356	215,940	217,579	228,014	217,794

Operating loss	(28,933)	(34,425)	(38,534)	(33,283)	(27,927)
Other income (expense):
Interest income	164	154	762	709	1,546
Interest expense	—	(2,887)	(15,189)	(18,801)	(23,970)
Other income	—	—	—	750	—
Gain (loss) on disposal of assets	—	(312)	64	431	2,353
Loss on extinguishment of debt	—	—	(2,145)	—	—
Goodwill impairment loss	—	—	—	(39,576)	(93,639)

Total other income (expense)	164	(3,045)	(16,508)	(56,487)	(113,710)

Net loss	$(28,769)	$(37,470)	$(55,042)	$(89,770)	$(141,637)

Basic and diluted net loss per share	$(2.56)	$(3.20)	$(4.49)	$(7.21)	$(11.30)

	For the Year Ended December 31,
	2002	2003	2004	2005	2006
	(in thousands)
Other financial data:
Net cash provided by (used in) operating activities(1)	$(5,094)	$15,939	$9,957	$14,795	$9,687
Net cash used in investing activities	(40,613)	(78,453)	(71,161)	(28,389)	(26,387)
Net cash provided by (used in) financing activities(1)	51,667	85,102	60,153	(882)	33,929
Cash and cash equivalents, end of year	19,658	42,246	41,195	26,719	43,948

	December 31,
	2002	2003	2004	2005	2006
Other operating data:
Marketable homes passed(2)	171,428	277,399	308,913	331,173	337,025
Customers	52,269	102,740	126,736	136,109	137,542
Connections(3):
Cable television	42,230	71,855	83,098	89,417	93,778
Telephone	42,583	97,288	110,360	114,621	116,229
Broadband Internet and other	17,415	38,450	56,184	72,104	85,117

Total connections	102,228	207,593	249,642	276,142	295,124

	December 31,
	2002	2003	2004	2005	2006
	(in thousands)
Selected balance sheet data:
Current assets	$38,730	$65,037	$84,866	$47,926	$63,012
Property, plant and equipment, net	277,126	298,197	303,536	297,183	271,939
Total assets	460,612	516,691	538,516	450,538	345,041
Current liabilities	27,240	35,496	40,734	41,552	42,831
Capital lease obligations, net of current portion	—	12,723	13,940	14,365	16,634
Long term debt	34,258	61,860	128,237	129,056	160,797
Stockholders’ equity	395,565	402,170	349,944	260,207	118,960

	For the Year Ended December 31,
	2002	2003	2004	2005	2006
	(in thousands)
Reconciliation of EBITDA/Adjusted EBITDA(4):
Net loss, as reported	$(28,769)	$(37,470)	$(55,042)	$(89,770)	$(141,637)
Add back non-EBITDA/Adjusted EBITDA items included in net loss:
Interest income	(164)	(154)	(762)	(709)	(1,546)
Interest expense	—	2,887	15,189	18,801	23,970
Taxes	504	384	221	125	300
Depreciation and amortization	33,257	51,990	57,292	59,507	56,037
Stock based compensation expense	—	—	—	—	377
Loss on extinguishment of debt	—	—	2,145	—	—
Goodwill impairment loss	—	—	—	39,576	93,639

EBITDA/Adjusted EBITDA	$4,828	$17,637	$19,043	$27,530	$31,140

(1)	The Company has reclassified the operating and financing portion of the cash flows attributable to negative book cash balances related to our zero-balance accounts for the annual periods ended December 31, 2002, 2003 and 2004. In prior periods, these cash flows were reported within the change in accounts payable in cash flows from operating activities, and have been reclassified to cash flows from financing activities. The effect on cash flows from operating activities was $(2.2) million, $(3.0) million and $0.8 million for the years ended December 31, 2002, 2003 and 2004, respectively. This revision did not have any affect on the Company’s cash balances, compliance with debt covenants, working capital, or operations.

(2)	Marketable homes passed are the number of residential and business units, such as single residence homes, apartments and condominium units, passed by our networks, other than those we believe are covered by exclusive arrangements with other providers of competing services.

(3)	Because we deliver multiple services to our customers, we report the total number of connections for cable television, telephone and broadband Internet service in addition to the total number of customers. We count each cable television, telephone or broadband Internet service purchase as a separate connection. For example, a single customer who purchases cable television, telephone and broadband Internet services would count as three connections. We do not record the purchase of long distance telephone service by a local telephone customer or the purchase of digital cable services by an analog cable customer as additional connections. However, we do record each purchase of an additional telephone line by a local telephone customer as an additional connection. More detailed information is discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Marketable Homes Passed, Customers and Connections.”

(4)

Income before interest income, interest expense, income taxes, depreciation and amortization is commonly referred to in our business as “EBITDA.” EBITDA is not a measure of financial performance under U.S. generally accepted accounting principles. We believe EBITDA is often a useful measure of a company’s operating performance and is a significant basis used by our management to measure the operating performance of our business. Because we have funded and completed the build-out of our networks by raising and expending large amounts of capital, our results of operations reflect significant charges for depreciation, amortization and interest expense. EBITDA, which excludes this information, provides helpful information about the operating performance of our business, apart from the expenses associated with our physical plant or capital structure. EBITDA is frequently used as one of the bases for comparing businesses in our industry, although our measure of Adjusted EBITDA may not be comparable to similarly titled measures of other companies. EBITDA does not purport to represent operating loss or cash flow from operating activities, as those terms are defined under generally accepted accounting principles, and should not be considered as an alternative to those measurements as an indicator of our performance. In the first quarter of 2004, we wrote off debt issuance costs of approximately $2.1 million associated with the repayment of our senior credit facility following the completion of our senior notes offering. In the fourth quarter of 2005 and 2006, we recognized a goodwill impairment loss of $39.6 million and $93.6 million, respectively, associated with the results of our annual impairment test. In the first quarter of 2006, Grande began recognizing compensation expense for stock-based compensation in accordance with FASB Statement No. 123R, which is a non-cash item. The Company believes debt issuance costs, goodwill impairments, and non-cash stock-based compensation are similar to amortization or interest expense in that it is more useful to report EBITDA net of these amounts to better measure operating performance in comparison to prior periods. However, because of the nature of these charges, the Company is referring to EBITDA, net of debt issuance costs, goodwill impairments, and non-cash stock-based compensation charges, as “Adjusted EBITDA”.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of our consolidated financial condition and results of operations for the years ended December 31, 2004, 2005, and 2006 and other factors that are expected to affect our prospective financial condition. The following discussion and analysis should be read together with our consolidated financial statements and related notes beginning on page F-1 of this annual report.

Overview

Grande’s primary business is providing small and medium sized business customers in Texas with a bundled package of cable television, telephone, and broadband Internet and other services. We provide these services in seven markets in the state of Texas using local broadband networks that we constructed. We refer to the homes and businesses that our network is capable of providing services to as “marketable homes passed”. As of December 31, 2006, we had the ability to market services to 337,025 distinct homes and businesses over our networks and had 137,542 residential and business customers. Our operating revenues were $194.7 million in 2005 compared to $189.9 million for 2006.

Grande was founded in October 1999 and was funded with $232 million of initial equity capital to pursue a retail strategy of constructing broadband networks in order to offer bundled cable television, telephone, and broadband Internet services to customers. Operating revenues from bundled services were $135.3 million in 2005 compared to $146.1 million for 2006.

We believe that an important measure of our growth potential is the number of marketable homes passed by our networks. Marketable homes passed are the number of residential and business units, such as single residential homes, apartments and condominium units, passed by our networks, other than those we believe are covered by exclusive arrangements with other providers of competing services. Since 2001, we have grown our marketable homes passed through the construction of our networks. The expansion of our networks has, in turn, allowed us to pursue a retail strategy of offering bundled cable television, telephone and broadband Internet services to residential and business customers. We have derived an increasing percentage of our revenues from our bundled services and we expect this trend to continue. Because of our local networks, we believe we can cost effectively grow our bundled services business without requiring significant additional capital investment.

In addition, we have leveraged our retail metro network build-out with the 2003 acquisition of a long haul network, primarily located in Texas, to allow us to provide broadband transport services to medium and large enterprises and communications carriers. Operating revenues for broadband transport services were $8.6 million in both 2005 and 2006.

In July 2000, when our network construction was still in a very early stage, we acquired Thrifty Call, which had an established telephone and data network that served as the platform for the provisioning of residential telephone and broadband Internet services and that still provides network services to medium and large enterprises and communications carriers in the wholesale market. Operating revenues for network services were $50.8 million in 2005 compared to $35.2 million for 2006.

Our network services are primarily provided using our existing infrastructure and personnel with minimal incremental operating costs and capital expenditures for maintenance. By leveraging our brand, communications infrastructure, voice and data volume, and personnel that predominately support our core retail business and its products; we have gained efficiencies of scale by offering telecommunications and data products into the wholesale markets.

We have incurred net losses for the past five years and expect to continue to incur net losses in the future. However, we had positive Adjusted EBITDA during the past five years. See “EBITDA/Adjusted EBITDA” below for a discussion of this non-GAAP measure of our operating performance as well as our use of Adjusted EBITDA. Our financial results depend upon many factors that significantly affect our results of operations including, without limitation:

•	the availability of, and our ability to obtain additional funding, if necessary,

•	our ability to obtain enough customers for our services to offset the costs of operating our networks, and

•	increasing programming and other costs.

Availability of Capital

As described more fully under “Liquidity and Capital Resources” below, our principal sources of capital going forward will primarily be cash on hand and cash flow from operations. If we do not continue to increase the number of customers and the average prices received for our services, cash flow from operations will be adversely effected and cash on hand will decline.

Since inception, we have been funded primarily with private equity investments and the issuance of debt securities. Between February 2000 and October 2003, we completed a series of private placements of our preferred stock, raising aggregate gross proceeds of $338.2 million. The net proceeds from these private placements have been used to fund our network build-out, operations, and our acquisitions. As a result of these equity investments and our merger with ClearSource in 2002, where stock was used as consideration, we now have $509 million of total invested equity capital and a base of over 20 institutional private equity investors.

Since 2004, we have also raised net proceeds of approximately $155.0 million of senior secured debt. On March 23, 2004, we raised net proceeds of approximately $124.5 million in a private placement of 136,000 units, with each unit consisting of a $1,000 principal amount of 14% senior secured note due 2011 (“senior notes”) and a warrant to purchase 100.336 shares of our common stock. We used a portion of the net proceeds from the offering to repay all amounts outstanding under our then-existing senior credit facility. That facility was terminated upon repayment.

On March 24, 2006, we raised net proceeds of approximately $30.5 million in a private placement of an additional $32.0 million in aggregate principal amount of senior notes. These additional notes were issued under the Indenture. We are using the proceeds for capital expenditures and working capital purposes.

Marketable Homes Passed, Customers and Connections

We report marketable homes passed as the number of residential and business units, such as single residence homes, apartments and condominium units, passed by our networks other than those we believe are covered by exclusive arrangements with other providers of competing services. As of December 31, 2006, our networks passed 337,025 marketable homes and we had 137,542 residential and business customers.

Because we deliver multiple services to our customers, we report our total number of connections for cable television, telephone and broadband Internet and other services in addition to our total number of customers. We count each cable television, telephone and broadband Internet and other service purchase as a separate connection. For example, a single customer who purchases cable television, telephone and broadband Internet service would count as three connections. Similarly, a single customer who purchases our broadband Internet service and our wireless security service would count as two connections. We do not record the purchase of long distance telephone service by a local telephone customer or digital cable services by an analog cable customer as additional connections. However, we do record each purchase of an additional telephone line by a local telephone customer as an additional connection. As of December 31, 2006, we had 295,124 connections.

Operating Revenues

We derive our operating revenues primarily from monthly charges for the provision of cable television, telephone, and broadband Internet and other services to residential and business customers. In addition, we derive operating revenues by providing broadband transport services to medium and large enterprises and communications carriers as well as providing network services by offering telecommunications and data products to medium and large enterprises and communications carriers within the wholesale markets. These services are a single business provided over a unified network. However, since our different products and services generally involve different types of charges and in some cases different methods of recording revenues, we have presented some information on our revenues from each major product line.

Bundled services revenues—cable television, telephone, broadband Internet and other. We typically provide cable television, telephone and broadband Internet and other services on a bundled basis for fixed monthly fees billed in advance, with the amount of the monthly fee varying significantly depending upon the particular bundle of services provided. We also charge usage-based fees for additional services, such as pay-per-view movies that involve a charge for each viewing and long-distance services that involve charges by the number of minutes of use. We generally bill for these usage-based services monthly in arrears. We also generate revenues from one-time charges for the installation of premises equipment. Most of our bundled offerings include fees for equipment rental, although in some instances we sell modems to customers. Revenue generated from equipment sales is an insignificant portion of our total revenues. We also charge monthly or one-time fees for additional services, including advertising. We collect from our cable customers and include in our gross revenues the fees payable to cable franchise authorities, which are usually approximately 5% of our revenues from cable subscriptions. We began offering security services as part of our bundle in June 2004. The security revenue is included in broadband Internet and other.

Broadband transport services revenues. Our revenues from broadband transport services, which consist of access to our metro area networks and point-to-point circuits on our long-haul fiber network, involve fixed monthly fees billed in advance, where the amount charged varies with the amount of capacity, type of service and whether any customized capacity or services are provided. Our revenues also include non-recurring charges for construction, installation and configuration services, which can range significantly depending upon the customer’s needs.

Network services revenues. Our revenues from network services consist primarily of revenues from switched carrier services and managed modem services. We bill for most of our network services monthly in arrears based on actual usage. However, some network services, particularly our managed modem services, involve fixed monthly charges billed in advance. Some network services include non-recurring fees for installation or other work needed to connect the customer to our networks. There are monthly charges or negotiated fees for other services such as directory assistance, web hosting, database, collocation, and technical support.

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

Our cost of revenues include the following:

•

Cable costs. Programming costs historically have been the largest portion of the cost of providing our cable television services and we expect this trend to continue. We have entered into contracts for cable programming through the National Cable Television Cooperative and directly with programming providers to provide programming to be aired on our networks. We pay a monthly fee for these programming services based on the average number of subscribers to the program, although some fees are adjusted based on the total number of subscribers to the system or the system penetration percentage. Since programming cost is based on numbers of subscribers, it will increase as we add more subscribers. It will also increase to the extent costs per channel increase over time, and may change depending upon the mix of channels we offer in each market from time to time. Our cable costs also include the fees payable to cable franchise authorities, which are usually approximately 5% of our revenues from cable subscriptions.

•

Telephone costs. Our cost of revenues associated with delivering telephone services to residential and business customers consist primarily of transport costs, which are comprised mostly of amounts needed for the operation, monitoring and maintenance of our networks, and also include access and other fees that we pay to other carriers to carry calls outside of our networks. Transport costs are largely fixed as long as we do not need to procure additional equipment or lease additional capacity. Transport costs are expected to increase when new network facilities need to be obtained. The access fees are generally usage-based and, therefore, variable.

•

Broadband Internet and other costs. Our cost of revenues associated with delivering broadband Internet and other services to residential and business customers consists primarily of transport costs and fees associated with peering arrangements we have with other carriers. Transport costs and peering fees for this service are largely fixed as long as we do not need to procure additional equipment or lease additional capacity, but transport costs and peering fees may increase when new facilities for connecting to the Internet need to be obtained. Our security-related costs are primarily related to system monitoring with a third-party provider.

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

Operating Data —Bundled Services

	Quarter Ended
	December 31, 2005	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006
Operating Data(1):
Marketable homes passed	331,173	336,596	334,528	335,818	337,025
Customers	136,109	138,793	136,920	138,542	137,542
Number of connections:
Cable television	89,417	92,174	91,156	93,709	93,778
Telephone	114,621	116,789	116,463	117,071	116,229
Broadband Internet and other	72,104	77,183	79,372	83,229	85,117

Total connections	276,142	286,146	286,991	294,009	295,124

Average monthly revenue per:
Customer – bundled services	$85.59	$87.15	$88.64	$88.61	$89.00
Cable television connection	48.82	50.74	52.15	52.18	52.40
Telephone connection	42.93	42.23	41.72	40.73	40.18
Broadband Internet and other connection	33.85	33.31	32.87	32.30	31.90

(1)	Grande sold certain off-net MDU assets in Dallas, or assets outside of our broadband networks, for net proceeds of $2.5 million in two closings. The first closing occurred on March 31, 2006 with net proceeds of $1.9 million, and the second closing occurred on June 19, 2006 with net proceeds of $0.6 million. The operating data for the quarter ended June 30, 2006 is adjusted to reflect the impact of the sale. The effect of the asset sale on operating data for the quarter ended June 30, 2006 is shown in the table below:

Reduction in operating data resulting from asset sale
Operating Data:
Marketable homes passed	3,811
Customers	1,623
Number of connections:
Cable television	1,623
Telephone	—
Broadband Internet and other	—

Total connections	1,623

Results of Operations

The following table sets forth financial data as a percentage of operating revenues.

	Years ended December 31,
	2004	2005	2006
Consolidated Financial Data:
Operating revenues:
Cable television	24%	26%	30%
Telephone	31	30	30
Broadband Internet and other	11	14	16

Bundled services	66	70	76

Broadband transport services	6	4	5
Network services	28	26	19

Total operating revenues	100	100	100
Operating expenses:
Cost of revenues	37	37	34
Selling, general and administrative	52	49	52
Depreciation and amortization	32	31	30

Total operating expenses	121	117	116

Operating loss	(21)	(17)	(16)
Other income (expense):
Interest income	—	—	1
Interest expense	(8)	(10)	(13)
Other income	—	—	—
Gain on disposal of assets	—	—	1
Loss on extinguishment of debt	(1)	—	—
Goodwill impairment loss	—	(20)	(49)

Total expense	(9)	(30)	(60)

Net loss	(30)%	(47)%	(76)%

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Operating Revenues. Our operating revenues for 2005 and 2006 were $194.7 million and $189.9 million, respectively, a decrease of $4.8 million, or 2% primarily as a result of a $15.6 million decrease in operating revenues from network services, partially offset by growth in bundled services revenue of $10.8 million.

Operating revenues for our bundled services for 2005 and 2006 were $135.3 million and $146.1 million, respectively, an increase of $10.8 million, or 8%. The increased revenues from bundled services were primarily due to growth in the number of connections, from 276,142 as of December 31, 2005 to 295,124 as of December 31, 2006, and, to a lesser extent, from the cable rate increases described below. The additional connections and revenues resulted primarily from the continued increase in penetration of existing marketable homes and to a lesser extent, sales to new marketable homes built in 2006.

Operating revenues for our cable television services for 2005 and 2006 were $50.1 million and $57.4 million, respectively, an increase of $7.3 million, or 15%. Approximately 34% of the $7.3 million increase is due to our annual rate increase that occurred in January 2006, with the remainder due to increased connections and an increased number of customers adding premium services and advanced services, such as HD and DVR.

Operating revenues for our telephone services for 2005 and 2006 were $58.7 million and $57.6 million, respectively, a decrease of $1.1 million, or 2%, due to a 6% decrease in average monthly revenue per unit, offset by 1% growth in telephone connections. Approximately 41% of the decrease in average monthly revenue per unit was due to a regulatory mandated reduction in meet point billing access rates.

Operating revenues for our broadband Internet and other services for 2005 and 2006 were $26.6 million and $31.1 million, respectively, an increase of $4.5 million, or 17%, primarily as a result of growth in broadband connections which increased approximately 18% in 2006 over 2005.

Operating revenues for our broadband transport services for 2005 and 2006 were flat at $8.6 million. These services have experienced circuit attrition and pricing compression, which has outpaced our customer growth in 2004, 2005, and the first half of 2006. Our revenue for broadband transport services increased during the second half of 2006 compared to the second half of 2005 due to moderate customer growth.

Operating revenues for our network services for 2005 and 2006 were $50.8 million and $35.2 million, respectively, a decrease of $15.6 million, or 31%. This decrease was driven by three factors. First, we experienced a decrease in domestic carrier switched services revenue, which fell by $9.6 million, as a result of a decrease in volume. Second, our decision to de-emphasize our international carrier switched services business, which has historically been marginally profitable, resulted in a decrease of $3.9 million. Finally, reciprocal compensation revenue decreased by $2.0 million from 2005 to 2006 due to a regulatory mandated reduction.

Cost of Revenues. Our cost of revenues for 2005 and 2006 were $72.5 million and $63.9 million, respectively, a decrease of $8.6 million, or 12%. The decrease in our overall cost of revenues was primarily due to the decrease in network services revenue, which resulted in a decrease in the variable component of network services costs. Cost of revenues as a percentage of revenues decreased from 37% of revenues in 2005 to 34% of revenues in 2006.

Selling, General and Administrative Expense. Our selling, general and administrative expense for 2005 and 2006 was $96.0 million and $97.8 million, respectively, an increase of $1.8 million, or 2%. The increase is primarily due to the cost of growing the bundled services business, increased focus on customer service, and management changes that occurred during 2006. As we grow the bundled service business, we increase our expenditures on sales and marketing, on installing new customers, and on billing. We have also increased our investment in our call centers in order to improve the customer experience and drive sales from this sales channel. Finally, we have integrated new individuals into our senior management team who replaced former members of the team. Selling, general and administrative expense increased as a percentage of revenues from

49% to 52% primarily due to the 31% decrease in network service revenue relative to the fixed cost components included in selling, general and administrative expense as well as the growth in selling, general and administrative costs described above. We expect our selling, general and administrative expense to decrease in 2007 as we stabilize the management team, focus on cost reductions and gain efficiencies.

Depreciation and Amortization Expense. Our depreciation and amortization expense for 2005 and 2006 was $59.5 million and $56.0 million, respectively, a decrease of $3.5 million, or 6%. The decrease was primarily due to certain intangible assets becoming fully amortized during 2005, a $1.8 million impairment loss recorded in the fourth quarter of 2005 on the franchise agreement intangible asset as a result of the SICFA approval, which eliminated the need for individual city franchise agreements, and a $0.9 million reduction in depreciation in the third quarter of 2006 relating to a sales tax refund. We received a refund in the amount of $2.0 million and incurred professional fees, interest and use tax of $1.1 million as a result of the conclusion of a sales tax audit and review of vendor invoices for the years 2000 through 2003. Because the sales taxes associated with those invoices were capitalized as property and equipment and were fully depreciated, the net refund of $0.9 million was applied as a reduction of depreciation expense.

We expect depreciation and amortization expense to increase as we make additional capital expenditures to construct and expand our networks in our existing markets.

Interest Expense. For 2005 and 2006, our interest expense, which includes interest incurred net of capitalized interest, was $18.8 million and $24.0 million, respectively. Our interest expense increased primarily due to the private placement of an additional $32.0 million of senior notes in the first quarter of 2006. For 2005 and 2006, we had capitalized interest of $3.3 million and $2.2 million, respectively, a decrease of $1.1 million, or 33%. The decrease in capitalized interest was primarily due to decreased network construction activity and decreased capital expenditures.

Other income. Our other income for 2005 was $0.8 million and we had no other income in 2006. The other income in 2005 was related to a fee we charged for strategic business planning and development in June 2005. This income is unrelated to our primary business product and therefore classified as other income.

Gain on Disposal of Assets. Our gain on disposal of assets for 2005 and 2006 was $0.4 million and $2.4 million, respectively, an increase of $2.0 million. The increase was primarily due to the sale of certain off-net MDU assets during the first half of 2006 for net proceeds of $2.5 million.

Goodwill impairment loss. We perform our annual process to test the carrying value of goodwill as of October 1, 2005 and 2006 on our wholesale and retail reporting units, as determined in accordance with Statement of Financial Accounting Standards No. 142—Goodwill and Other Intangible Assets (“SFAS No. 142”). For the 2005 annual impairment test, we determined the fair values of our reporting units based on a combination of (i) estimated discounted future cash flow projections, as well as assumptions of terminal value and (ii) market multiples for comparable companies. During the 2006 annual impairment test, we engaged a third-party appraisal firm, American Appraisal Associates Inc. (“American Appraisal”), to assist us in the determination of the fair value of the reporting units, based in part by estimates developed by management based on a combination of (i) estimated discounted future cash flow projections, as well as assumptions of terminal value and (ii) market multiples for comparable companies.

In 2005, the goodwill impairment test resulted in an impairment loss of $39.6 million, the entire amount of goodwill associated with the wholesale reporting unit. The wholesale reporting unit includes the assets, including a portion of the goodwill associated with the Thrifty Call acquisition, liabilities, and cash flows from network services. During the last half of 2005, we revised projections downward for our network services line of service based on our revised business strategy, trends in the industry and management’s analysis of the competitive environment, which negatively impacted the wholesale reporting unit’s future cash flow projections.

In 2006, the goodwill impairment test resulted in an impairment loss of $93.6 million, the entire amount of goodwill associated with the retail reporting unit. We also used American Appraisal to assist us in the determination of the value of the significant tangible and intangible long-lived assets of the reporting unit as part of this impairment calculation. The retail reporting unit primarily includes the assets, including a portion of the goodwill from the Thrifty Call acquisition and all of the goodwill associated with the ClearSource merger, liabilities and cash flows from bundled services and our broadband transport services. During 2006, the new management team transitioned the retail business from entrepreneurial to operational while setting projections in line with the current competitive environment and our liquidity position. The downward revision to the future cash flow projections resulted in lower fair value of the retail reporting unit.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Operating Revenues. Our operating revenues for 2004 and 2005 were $179.0 million and $194.7 million, respectively, an increase of $15.7 million, or 9%. This increase was a result of growth in bundled services.

Operating revenue for our bundled services for 2004 and 2005 were $117.5 million and $135.3 million, respectively, an increase of $17.8 million, or 15%. The increased revenues for bundled services were primarily due to growth in the number of connections, from 249,642 as of December 31, 2004 to 276,142 as of December 31, 2005, and, to a much lesser extent, from rate increases. The additional connections and revenues resulted primarily from continued penetration growth of marketable homes in our markets and the continued construction of our broadband networks.

Operating revenues for our cable television services for 2004 and 2005 were $43.1 million and $50.1 million, respectively, an increase of $7.0 million, or 16%, due to increased connections and rate increases.

Operating revenues for our telephone services for 2004 and 2005 were $54.6 million and $58.7 million, respectively, an increase of $4.1 million, or 8%, due to increased connections.

Operating revenues for our broadband Internet and other services for 2004 and 2005 were $19.8 million and $26.6 million, respectively, an increase of $6.8 million, or 34%, primarily as a result of growth in connections.

Operating revenues for our broadband transport services for 2004 and 2005 were $10.1 million and $8.6 million, respectively, a decrease of $1.5 million, or 15%, primarily due to a $0.8 million decrease in construction projects from 2004 to 2005. Additionally, this product line experienced circuit attrition and pricing compression, which outpaced our customer growth.

Operating revenues for our network services for 2004 and 2005 were $51.4 million and $50.8 million, respectively, a decrease of $0.6 million, or 1%. Included in revenue for 2004 was $2.5 million related to the second quarter settlement of a minimum purchase requirement under a network services contract with MCI.

Cost of Revenues. Our cost of revenues for 2004 and 2005 were $66.8 million and $72.5 million, respectively, an increase of $5.7 million, or 9%. The increase in our cost of revenues was primarily due to the growth of costs related to increased connections in our bundled services offerings. Cost of revenues remained flat as a percentage of revenues at 37% for both 2004 and 2005.

Selling, General and Administrative Expense. Our selling, general and administrative expense for 2004 and 2005 was $93.5 million and $96.0 million, respectively, an increase of $2.5 million, or 3%. The increase was primarily due to the expenses related to supporting the growth in revenues, as well as costs incurred with the third quarter management changes of 2005. Selling, general and administrative expense decreased as a percentage of revenues from 52% to 49%.

Depreciation and Amortization Expense. Our depreciation and amortization expense for 2004 and 2005 was $57.3 million and $59.5 million, respectively, an increase of $2.2 million, or 4%. The increase was principally due to increased depreciation due to the expansion of our constructed and acquired network. Amortization expense in 2005 includes a $1.8 million impairment loss on the franchise agreement intangible asset as a result of the SICFA approval, which eliminated the need for individual city franchise agreements.

Interest Expense. For 2004 and 2005, our interest expense, which included interest incurred net of capitalized interest, was $15.2 million and $18.8 million, respectively. Our interest expense increased as a result of interest accrued related to the senior notes issued in March of 2004. For 2004 and 2005, we had capitalized interest of $2.9 million and $3.3 million, respectively.

Write-Off Due to Repayment of Credit Facility. During 2004, we completed a private placement of our senior notes. Concurrent with this offering we repaid $64.8 million to extinguish our senior credit facility. We wrote off debt issuance costs of approximately $2.1 million associated with this repayment.

Goodwill impairment loss. We perform our annual process to test the carrying value of goodwill as of October 1, 2004 and 2005 on our wholesale and retail reporting units, as determined in accordance with SFAS No. 142. For both the 2004 and 2005 annual impairment test, we determined the fair values of our reporting units based on a combination of (i) estimated discounted future cash flow projections, as well as assumptions of terminal value and (ii) market multiples for comparable companies.

In 2005, the goodwill impairment test resulted in an impairment loss of $39.6 million, the entire amount of goodwill associated with the wholesale reporting unit. The wholesale reporting unit includes the assets, including a portion of the goodwill associated with the Thrifty Call acquisition, liabilities, and cash flows from network services. During the last half of 2005, we revised projections downward for our network services line of service based on our revised business strategy, trends in the industry and management’s analysis of the competitive environment, which negatively impacted the wholesale reporting unit’s future cash flow projections. No goodwill impairment was recognized during 2004.

EBITDA/Adjusted EBITDA

We measure our operating performance on income before interest income, interest expense, income taxes, depreciation and amortization, referred to as “EBITDA.” EBITDA is not a measure of financial performance under generally accepted accounting principles. We believe EBITDA is often a useful measure of a company’s operating performance and is a significant basis used by our management to measure the operating performance of our business.

Because we have funded the build-out of our networks by raising and expending large amounts of capital, our results of operations reflect significant charges for depreciation, amortization, and interest expense. EBITDA, which excludes this information, provides helpful information about the operating performance of our business, apart from the expenses associated with our physical plant or capital structure. We manage all areas of our business to generate positive EBITDA, and when we have choices about the market or area in which to best deploy our resources we generally direct our resources towards the network construction that is expected to generate the most EBITDA. EBITDA is frequently used as a basis for comparing businesses in our industry, although our measure of EBITDA may not be comparable to similarly titled measures of other companies. EBITDA does not purport to represent operating loss or cash flow from operating activities, as those terms are defined under generally accepted accounting principles, and should not be considered as an alternative to those measurements as an indicator of our performance.

In the first quarter of 2004, we wrote off debt issuance costs of approximately $2.1 million associated with the repayment of our senior credit facility following the completion of our senior notes offering. In the fourth quarter of 2005 and 2006, we recognized a goodwill impairment loss of $39.6 million and $93.6 million, respectively, associated with the results of our annual impairment test. In the first quarter of 2006, Grande began recognizing compensation expense for stock-based compensation in accordance with FASB Statement No. 123R, which is a non-cash item. The Company believes debt issuance costs, goodwill impairments, and non-cash stock-based compensation are similar to amortization or interest expense, in that it is more useful to report EBITDA net of these amounts to better measure operating performance in comparison to prior periods. However, because of the nature of these charges, the Company is referring to EBITDA, net of debt issuance costs, goodwill impairments, and non-cash stock-based compensation charges, as “Adjusted EBITDA”. Adjusted EBITDA was $19.0 million, $27.5 million and $31.1 million in 2004, 2005 and 2006, respectively. The increase was primarily due to increasing revenues from the addition of new customers through the build-out of our networks over such periods, as well as the one-time payment received for strategic business planning and development of $0.8 million, included in other income in 2005, offset by the $2.5 million of revenue received from MCI related to the settlement of a minimum purchase requirement in 2004. The increase in 2006 was primarily the result of the increase in the gain on sale of assets of $2.0 million from 2005 to 2006.

Because a significant portion of our cost of revenues and overhead expenses are generally fixed in nature, increasing revenue should result in further increases in EBITDA/Adjusted EBITDA and in EBITDA/Adjusted EBITDA as a percentage of revenues. To the extent the increased revenues are from adding residential and business customers for our bundled services, which have higher gross margins than network services, EBITDA/Adjusted EBITDA should increase more quickly on a percentage basis.

The reconciliation of EBITDA/Adjusted EBITDA to net income is as follows:

	Year Ended December 31,
	2004	2005	2006
	(in thousands)
Net loss, as reported	$(55,042)	$(89,770)	$(141,637)
Add back non-EBITDA/Adjusted EBITDA items included in net loss:
Interest income	(762)	(709)	(1,546)
Interest expense	15,189	18,801	23,970
Taxes	221	125	300
Depreciation and amortization	57,292	59,507	56,037

EBITDA	16,898	(12,046)	(62,876)
Stock-based compensation expense	—	—	377
Loss on extinguishment of debt	2,145	—	—
Goodwill impairment loss	—	39,576	93,639

Adjusted EBITDA(1)	$19,043	$27,530	$31,140

(1)	Adjusted EBITDA includes gain on sale of assets of $0.1 million in 2004, $0.4 million in 2005 and $2.4 million in 2006.

Liquidity and Capital Resources

Sources and Uses of Funds

Since inception, we have been funded primarily with private equity investments and issuance of debt securities. Between February 2000 and October 2003, we completed a series of private placements of our preferred stock, raising aggregate gross proceeds of $338.2 million from the sale of our capital stock. The net proceeds from these private placements were used to fund our network build-out, operations, and our acquisitions. As a result of equity investments and our merger with ClearSource in 2002, where stock was used as consideration, we now have $509 million of total invested equity capital and a base of over 20 institutional private equity investors.

We have also raised net proceeds of approximately $155.0 million from the sale of our senior notes since March 2004. On March 23, 2004, we issued $136.0 million principal amount at maturity of senior notes and in

March 2006, we raised net proceeds of approximately $30.5 million in a private placement of an additional $32 million in aggregate principal amount of senior notes. Interest on the senior notes is payable semi-annually each April 1 and October 1. We used a portion of the net proceeds from the sale of the senior notes in 2004 to repay all amounts outstanding under our then-existing senior credit facility. The senior credit facility was terminated upon repayment and the Company recorded $2.1 million of debt extinguishment expenses, including accelerated amortization of debt issuance costs and other expenses of $1.5 million in 2005 relating to the termination. We are using the net proceeds from the sale of the additional senior notes in March 2006 for capital expenditures and working capital purposes.

At December 31, 2006, we had total cash and cash equivalents of $43.9 million and $177.4 million of long-term debt outstanding, net of current portion, and net of discounts of $7.2 million.

As of December 31, 2006, we had net working capital of $20.2 million, compared to net working capital of $6.4 million as of December 31, 2005. The $13.8 million increase in working capital resulted primarily from the following:

•	an increase of $17.2 million in cash and cash equivalents;

•	a decrease of $2.3 million in accounts payable;

•	an increase of $2.9 million in current portion of capital lease obligations; and

•	a decrease of $1.6 million in accounts receivable, net.

Our primary sources of liquidity are cash on hand and cash flows from operating activities. Provided that we meet our cash flow projections in our current business plan, we expect that we will not require additional financing and that we will manage our cash position above $20 million in accordance with the covenant set forth in the Indenture over the next twelve months. This covenant prohibits our making capital expenditures relating to the build-out of new or additional parts of our network if such expenditures would result in us having less than $20 million in cash and cash equivalents. Our business plan is based on estimates regarding expected future costs and expected revenues. Our costs may exceed or our revenues may fall short of our estimates, our estimates may change, and future developments may affect our estimates. Any of these factors may increase our need for funds to complete construction in our markets, which would require us to seek additional financing.

We may need additional financing to fund our operations or to undertake initiatives not contemplated by our business plan or obtain additional cushion against possible shortfalls. We also may pursue additional financing as opportunities arise. Future financings may include a range of different sizes or types of financing, including the sale of additional debt or equity securities. However, we may not be able to raise additional funds on favorable terms or at all. Our ability to obtain additional financing depends on several factors, including future market conditions; our success or lack of success in penetrating our markets and growing our overall income; our future creditworthiness; and restrictions contained in agreements with our investors or lenders, including the restrictions contained in the Indenture. These financings could increase our level of indebtedness or result in dilution to our equity holders. Additionally, we currently cannot call our existing bonds until April 2008, which limits our near term ability to refinance our bonds in the event better pricing and terms were available to us in the market.

Cash Flows from Operating Activities

Net cash provided by operations totaled $10.0 million, $14.8 million and $9.7 million for 2004, 2005 and 2006, respectively. The net cash flow activity related to operations consists primarily of our operating results adjusted by changes in operating assets and liabilities and non-cash transactions including:

•	depreciation, amortization and accretion expense;

•	non-cash compensation expense;

•	non-cash interest expense;

•	provision for bad debt;

•	goodwill impairment losses;

•	gain on sale of assets; and

•	loss on extinguishment of debt.

Depreciation and amortization for 2004, 2005 and 2006 was $57.3 million, $59.5 million and $56.0 million, respectively. Goodwill impairment loss for 2005 and 2006 was $39.6 million and $93.6 million respectively. There were no goodwill impairment losses in 2004. Other non-cash charges for 2004, 2005 and 2006 were $8.6 million, $6.7 million and $3.6 million, respectively.

As of December 31, 2006, we had a $5.9 million balance in accrued expenses related to interest due on our senior notes, which will be paid on April 2, 2007.

Cash Flows from Investing Activities

Our net cash used in investing activities for 2004, 2005 and 2006 was $71.2 million, $28.4 million and $26.4 million, respectively. These net cash outflows were primarily due to the build-out of our network in 2004 and 2005. Cash flows used in investing activities in 2006 consisted primarily of $30.9 million in property, plant and equipment purchases, partially offset by $4.2 million proceeds on asset sales.

Cash Flows from Financing Activities

Our net cash provided by (used in) financing activities for 2004, 2005 and 2006 was $60.2 million, $(0.9) million and $33.9 million, respectively. Cash flows from financing activities in 2004 consisted primarily of borrowings under our senior credit facility. We paid the outstanding amount of $64.8 million under our senior credit facility with a portion of the net proceeds of $123.8 million received from our senior notes offering in March of 2004. Cash flows from financing activities in 2006 consisted primarily of the net proceeds from the private placement of an additional $32 million in aggregate principal amount of senior notes and net proceeds of $7.4 million primarily related to the sales leaseback arrangement for customer premise equipment partially offset by $3.2 million payments on long-term debt.

Capital Expenditures

We had capital expenditures of approximately $50.8 million, $48.2 million and $30.9 million, including capitalized interest, in 2004, 2005 and 2006, respectively. The decrease in capital expenditures was due to our efforts to more efficiently manage our cash position as we transition from an entrepreneurial start-up company to an operating company. The Indenture prohibits us from making capital expenditures when the aggregate amount of cash and cash equivalents held by us (after giving effect to such planned capital expenditure) would be less than $20 million. The capital expenditures amounts described above relate to network construction; initial installation costs; the purchase of customer premise equipment, such as cable set-top boxes and cable modems; corporate and network equipment, such as switching and transport equipment; and billing and information systems.

During the year ending December 31, 2007, the Company intends to manage its capital expenditures in accordance with the covenant set forth in the Indenture to ensure that cash is not less than $20 million.

Contractual Obligations and Commercial Commitments

We are obligated to make payments under a variety of contracts and other commercial arrangements, including the following:

Long-term Debt. On March 23, 2004, the Company completed a private placement offering for 136,000 units, with each unit consisting of (1) $1,000 of senior notes and (2) a warrant to purchase 100.336 shares of common stock. The senior notes accrue interest at the rate of 14% per annum with the interest payable semi-annually in cash in arrears on April 1 and October 1. On March 24, 2006, we raised net proceeds of approximately $30.5 million in a private placement of an additional $32.0 million in aggregate principal amount of senior notes. These additional notes were issued under the Indenture and are part of the same series of senior notes as those issued in March 2004.

Our subsidiary, Grande Communications Networks, Inc., (the “Subsidiary Guarantor”), has unconditionally guaranteed, jointly and severally, the payment of the principal, premium and interest (including any additional interest on the senior notes) on a senior secured basis.

The senior notes and the Subsidiary Guarantor’s guarantees thereof are secured by a first priority perfected security interest, subject to certain permitted encumbrances, in substantially all of our subsidiary’s property and assets, including substantially all of it’s property, plant and equipment.

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

At any time prior to April 1, 2007, Grande may on any one or more occasions redeem senior notes issued under the Indenture at a redemption price of 114% of the principal amount, plus accrued and unpaid interest and Liquidated Damages (as defined in the Indenture), if any, to the redemption date, with the net cash proceeds of one or more equity offerings; provided that:

(1) at least 65% of the aggregate principal amount of senior notes originally issued under the Indenture on the issue date (excluding notes held by Grande and its subsidiary) remains outstanding immediately after the occurrence of such redemption; and

(2) the redemption occurs within 90 days of the date of the closing of such Equity Offering (as defined in the Indenture).

If we experience specific kinds of change of control events, each holder of senior notes may require us to repurchase all or any portion of such holder’s senior notes at a purchase price equal to 101% of the principal amount of the senior notes, plus accrued and unpaid interest to the date of repurchase.

The Indenture contains covenants that, among other things, limit our ability to:

•	incur additional indebtedness, issue disqualified capital stock (as defined in the Indenture) and, in the case of our restricted subsidiary, issue preferred stock;

•	create liens on our assets;

•	pay dividends on, redeem or repurchase our capital stock or make other restricted payments;

•	make investments in other companies;

•	enter into transactions with affiliates;

•	enter into sale and leaseback transactions;

•	sell or make dispositions of assets;

•	place restrictions on the ability of our subsidiary to pay dividends or make other payments to us; and

•	engage in certain business activities.

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

Capital Leases. We lease office and facilities space under leasing arrangements. We also have certain capital leases for customer premise equipment, telecom switching equipment, software, computers and office equipment.

Operating Leases. We lease office space, vehicles and other assets for varying periods. Leases that expire are generally expected to be renewed or replaced by other leases.

Maintenance Agreements. We have numerous agreements for the maintenance of leased fiber optic capacity.

Purchase Commitments: During January 2005, we entered into a minimum purchase agreement with a vendor for the purchase of $5.6 million of fiber optic equipment and installation and maintenance services through January 2008. If we do not make the minimum purchases through the expiration or termination of this agreement, we will be required to pay a fee of 30% of the remaining unfulfilled amount. Purchases under this agreement were $1.5 million and $1.0 million during the years ended December 31, 2005 and 2006, respectively.

During December 2006, we entered into an amendment of a minimum purchase agreement with a vendor that eliminated the remaining unfulfilled commitment of $34.0 million and replaced it with a commitment to purchase $3.6 million of optical transport equipment during the first quarter of 2007.

The following table represents the contractual obligations described above at December 31, 2006:

	Payments Due by Period						Total
	2007	2008	2009	2010	2011	2012 & Beyond
	(In thousands)
Long-term debt and related interest obligations	$23,532	$23,532	$23,532	$23,524	$179,760	$—	$273,880
Capital lease obligations	5,439	4,815	2,335	1,692	1,654	19,289	35,224
Operating lease obligations	3,981	3,458	2,925	2,014	1,765	10,087	24,230
Maintenance obligations	1,045	1,045	1,045	1,027	1,027	9,153	14,342
Purchase obligations	3,600	3,153	—	—	—	—	6,753

Total	$37,597	$36,003	$29,837	$28,257	$184,206	$38,529	$354,429

Our plans with respect to network construction and other capital expenditures are discussed above under the caption “Capital Expenditures.” We believe those planned expenditures do not constitute contractual obligations or binding commitments because, in general, we have the ability to accelerate or postpone construction of our networks depending upon cash availability, subject to the need to eventually complete the network in accordance with our single-family residential development agreements.

We have entered into contracts with various entities to provide us with video programming services. We pay a monthly fee for those services, generally based on the average number of video subscribers to that service during the service period. We estimate programming fees to be approximately $35 million in 2007.

We have also entered into several employment agreements with key executives of the Company. For a discussion surrounding the terms of these agreements, please refer to “Executive Compensation” under the caption “Employment Agreements, Severance Benefits and Change in Control Provisions”.

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

Revenue Recognition

Revenue from customers consists of fixed monthly fees for bundled services and certain network services, and usage based fees for long distance services in certain bundles and the majority of our network services. Local governmental authorities impose franchise fees on the majority of our franchises ranging up to a federally-mandated maximum of 5% of annual gross revenues derived from the operation of the cable television system, to provide cable television services, as provided in the franchise agreements. Such fees are collected on a monthly basis from our customers and periodically remitted to local franchise authorities. Franchise fees collected and paid are reported as revenues and expenses, respectively. Sales and other taxes imposed by governmental authorities are also collected on a monthly basis from our customers and periodically remitted to governmental authorities. We present revenue net of the applicable sales and other taxes. Our revenues are recognized when services are provided, regardless of the period in which they are billed. Amounts billed in advance are reflected in the balance sheet as deferred revenue and are deferred until the service is provided.

We receive some revenues for construction performed for customers in connection with network service arrangements. These revenues, which are a small percentage of total revenues, are recognized under the percentage of completion method.

The Company’s policy for revenue recognition in instances where multiple deliverables are sold contemporaneously to the same counterparty is in accordance with EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables,” and SEC Staff Accounting Bulletin No. 104, “Revenue Recognition.” Specifically, if the Company enters into sales contracts for the sale of multiple products or services, then the Company evaluates whether it has objective fair value evidence for each deliverable in the transaction. If the Company has objective fair value evidence for each deliverable of the transaction, then it accounts for each deliverable in the transaction separately, based on the relevant revenue recognition accounting policies. For arrangements that include installation services, the Company recognizes installation revenue using the residual method. For example, this would occur when the Company enters into an agreement for service that includes the Company providing equipment in connection with the service and the subscriber paying an installation fee as well as monthly charges. Because the Company is providing both a product and a service, revenue is allocated to the product and monthly subscription service based on relative fair value and revenue is allocated to installation services using the residual method. To date, our product revenues have not been significant. In accordance with FASB Statement No. 51, “Financial Reporting by Cable Television Companies”, installation revenues are recognized in the period of installation since they do not exceed the direct selling costs.

Classification of Various Direct Labor and Other Overhead Costs

Our business is capital intensive, and large portions of our financial resources are spent on capital activities associated with building our networks. We capitalize costs associated with network construction, initial customer installations, installation refurbishments and the addition of network equipment necessary to enable provision of bundled or network services. Capitalized costs include materials, direct labor costs and certain indirect costs. We capitalize direct labor costs associated with our personnel based upon the specific time devoted to construction and customer installation activities. Capitalized indirect costs are those relating to the activities of construction and installation personnel and overhead costs associated with the relevant support functions. Costs for repairs and maintenance, and disconnection and reconnection, are charged to operating expense as incurred, while equipment replacement is capitalized.

Judgment is required to determine the extent to which indirect costs, or overhead, are incurred as a result of specific capital activities, and therefore should be capitalized. We allocate overhead based upon the portion of indirect costs that contribute to capitalizable activities using an overhead rate, based on an actual rate, applied to the amount of direct labor capitalized based upon our analysis of the nature of costs incurred in support of capitalizable activities. The primary costs that are included in the determination of overhead rates are (i) employee benefits and payroll taxes associated with capitalized direct labor, (ii) direct variable costs associated with capitalizable activities, consisting primarily of installation and construction vehicle operating costs, (iii) the cost of support personnel, such as personnel who directly assist with capitalizable installation activities, and (iv) indirect costs directly attributable to capitalizable activities. For 2004, 2005 and 2006, $10.0 million, $10.6 million and $8.3 million of labor and overhead costs were capitalized, respectively. Capitalized costs are depreciated along with the physical assets to which they relate, which have lives of three to ten years depending on the type of asset.

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

Valuation of Goodwill

We performed our annual goodwill impairment test as of October 1, 2005 and 2006. This test was performed in accordance with SFAS No. 142, which recognizes that since goodwill and certain intangible assets may have indefinite useful lives, these assets are no longer required to be amortized but are to be evaluated at least annually for impairment. As discussed more fully in Note 2 to our Consolidated Financial Statements, if a reporting unit’s carrying value exceeds its fair value, an impairment charge equal to the difference in the carrying value of the goodwill and the implied fair value of the goodwill is recorded. In accordance with SFAS No. 142, we have determined the assignment of goodwill to reporting units based on the nature of the services provided by each company acquired. The wholesale reporting unit includes the assets, including a portion of the goodwill associated with the Thrifty Call acquisition, liabilities, and cash flows from network services. The retail reporting unit primarily includes the assets, including a portion of the goodwill from the Thrifty Call acquisition and all of the goodwill associated with the ClearSource merger, liabilities and cash flows from bundled services and our broadband transport services.

We determined the fair values of our reporting units for our 2005 annual test for impairment based on a combination of (i) estimated discounted cash flow projections, as well as assumptions of terminal value and (ii) market multiples for comparable companies. During the 2006 annual impairment test, we engaged a third-

party appraisal firm, American Appraisal, to assist us in the determination of the fair value of the reporting units, based in part by estimates developed by management based on a combination of (i) estimated discounted future cash flow projections, as well as assumptions of terminal value and (ii) market multiples for comparable companies. We also used American Appraisal to assist us in the determination of the value of the significant tangible and intangible long-lived assets of the reporting unit as part of the 2006 impairment calculation. The assumptions used in the valuation testing have subjective components, including anticipated future operating results and cash flows based on our business plan, the most significant of which are selling prices and their relationship to selling costs, sales volumes and cost reduction or savings benefits. Significant assumptions also include the identification of appropriate market multiples and an appropriate discount rate. We derived the assumptions used in our valuation models from several sources, including internal budgets and published information on comparable companies. Deviations of actual results from the Company’s estimates, as well as a change in the discount rate utilized, could impact the fair value estimates used to determine whether a goodwill impairment exists.

In 2005, the goodwill impairment test resulted in an impairment loss of $39.6 million, the entire amount of goodwill associated with the wholesale reporting unit. During the last half of 2005, we revised projections downward for our network services line of service based on our revised business strategy, trends in the industry and management’s analysis of the competitive environment, which negatively impacted the wholesale reporting unit’s future cash flow projections.

In 2006, the goodwill impairment test resulted in an impairment loss of $93.6 million, the entire amount of goodwill associated with the retail reporting unit. During 2006, the new management team transitioned the retail business from entrepreneurial to operational while setting projections in line with the current competitive environment and our liquidity position. The downward revision to the future cash flow projections resulted in lower fair value of the retail reporting unit.

Allowance for Doubtful Accounts

We use estimates to determine our provision for bad debts. These estimates are based on historical collection experience, current trends, credit policy and a percentage of our customer accounts receivable, as well as specific identification for larger customers in bankruptcy proceedings. In determining these percentages, we look at historical write-offs of our receivables. Judgment is required both to identify customer accounts where collectibility is a concern, and to determine the amount of the reserve to be established for those customer accounts.

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

Stock Based Compensation

Prior to the adoption of Statement of Financial Accounting Standard No. 123(R), Share-Based Payment (“SFAS 123(R)”) on January 1, 2006, we measured compensation costs for options issued or modified under our stock-based compensation plans using the intrinsic-value method of accounting. Under the intrinsic-value method, we recorded deferred compensation expense for stock options awarded to employees and directors to the extent that the option exercise price was less than the fair market value of common stock on the date of grant.

On January 1, 2006, we adopted the fair value recognition provisions of SFAS 123(R). We apply the provisions of SFAS 123(R) to new stock option grants and to stock option grants that are modified, repurchased or cancelled subsequent to January 1, 2006 using the prospective method of transition. Compensation expense calculated under SFAS 123(R) is amortized to compensation expense on a straight-line basis over the vesting period of the underlying stock option grants. We will continue to apply the intrinsic-value method to determine compensation expense for stock options granted prior to the adoption of SFAS 123(R).

Determining the appropriate fair value model and calculating the fair value of share-based payment awards requires the input of highly subjective assumptions, including the expected life of the share-based payment awards and stock price volatility. We use the Black-Scholes-Merton model to value our stock option awards. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and management uses different assumptions, share-based compensation expense could be materially different in the future. Because our shares are not traded on a public market, we use comparable companies as a basis for our expected volatility. This may materially impact the fair value of stock option grants. In addition, we are required to estimate the expected term and forfeiture rate and only recognize expense for those shares expected to vest. If the actual forfeiture rate is materially different from the estimate, share-based compensation expense could be significantly different from what has been recorded in the current period.

Recent Accounting Pronouncements

How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement

In June 2006, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation)” (“EITF No. 06-3”) that, for periods beginning after December 15, 2006, entities may adopt a policy of presenting taxes in the income statement on either a gross or net basis. Gross or net presentation may be elected for each different type of tax, but similar taxes should be presented consistently. Taxes within the scope of EITF No. 06-3 would include taxes that are imposed concurrent with or subsequent to a revenue transaction between a seller and a customer. We do not expect our adoption of this new standard to have a material impact on our financial position, results of operations or cash flows.

Accounting for Uncertainty in Income Taxes

In July 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the recognition threshold and measurement of a tax position taken on a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. FIN 48 also requires expanded disclosure with respect to the uncertainty in income taxes. We do not expect our adoption of this new standard to have a material impact on our financial position, results of operations or cash flows.

Fair Value Measurements

In September 2006, the FASB issued SFAS Statement No. 157, “Fair Value Measurements”. This new standard provides enhanced guidance for using fair value to measure assets and liabilities, and requires expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The new standard is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Early adoption is permitted. We do not expect our adoption of this new standard to have a material impact on our financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We do not expect our adoption of this new standard to have a material impact on our financial position, results of operations or cash flows.

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

Item 8 is incorporated by reference to pages F-1 through F-28 herein.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer, who is our principal executive officer, and our Chief Financial Officer, who is our principal financial officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e), as applicable, under the Securities Exchange Act of 1934) as of December 31, 2006. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to Grande, including its consolidated subsidiary, required to be included in this report and the other reports that we file or submit under the Securities Exchange Act of 1934.

During 2006, there was no change in our internal controls over financial reporting that has materially affected, or is likely to materially affect, our internal controls over financial reporting.

ITEM 9B.	OTHER INFORMATION

An amendment to the Bylaws of Grande Communications Holdings, Inc. to eliminate the requirement that the President of Grande Communications Holdings, Inc. must be the chief operating officer of the Company was approved by the stockholders at the annual meeting of stockholders on December 6, 2006.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The following table sets forth the name and age of each director, indicating all positions and offices with our Company currently held by the director as well as the term of office for each director:

Name	Age	Year Joined Board	Class	Position
James M. Mansour (3)(4)	47	2000	III(7)	Chairman of the Board of Directors
Duncan T. Butler, Jr. (2)(3)	44	2000	III(7)	Member, Board of Directors
William Laverack, Jr. (2)(3)(4)	50	2001	III(7)	Member, Board of Directors
John C. Hockin(1)(5)	36	2002	II(8)	Member, Board of Directors
David C. Hull, Jr.(1)(2)(4)(5)	62	2000	II(8)	Member, Board of Directors
Lawrence M. Schmeltekopf (5)(6)	43	2006	I(9)	Member, Board of Directors
Richard W. Orchard	53	2006	I(9)	Member, Board of Directors
Roy H. Chestnutt	47	2006	I(9)	President and Chief Executive Officer and Member, Board of Directors

(1)	Member of the audit committee.

(2)	Member of the compensation committee.

(3)	Member of the finance committee.

(4)	Member of the nominating committee.

(5)	Audit committee financial expert.

(6)	Chairman of the audit committee.

(7)	Term expires at 2007 shareholders’ meeting.

(8)	Term expires at 2009 shareholders’ meeting.

(9)	Term expires at 2008 shareholders’ meeting.

Set forth below are descriptions of the backgrounds of each of our directors.

James M. Mansour has served as a member of our board of directors since August 2000 and became Chairman of our board of directors in January 2004. Mr. Mansour currently serves as CEO and Chairman of CWT, Inc. (formerly Clearwire Holdings, Inc.). In 1984, Mr. Mansour co-founded National Telecommunications of Austin, which was purchased by MCI in 1991. He then co-founded NationalTel in 1992, which was sold to Intermedia Communications, Inc. in 1998. Mr. Mansour also currently serves on the board of directors of: ATX Technologies, the world’s second largest provider of telematics services for the automobile industry, serving both North America and Europe; 1% Realty, a full service, discount real estate brokerage, title, and mortgage service provider in Texas; and Murex Pharmaceuticals, Inc., a privately held biotechnology company dedicated to developing cancer therapies based on an individual’s tumor biology. Mr. Mansour received his BBA from Millsaps College and his JD from Tulane University School of Law.

Roy H. Chestnutt joined Grande as our Chief Executive Officer in February 2006 and has served as a member of our board of directors since February 2006. In June 2006, Mr. Chestnutt was appointed President of the Company in addition to his role as Chief Executive Officer. Prior to joining Grande, Mr. Chestnutt was the Senior Vice President of National Field Sales and General Business for Sprint-Nextel. He was responsible for the General Business segment, which focuses on nationwide wireline and wireless operations of direct sales channels, value-added resellers (VARs), business solutions partners, sales operations and pre-sale support. Before Nextel merged with Sprint, Mr. Chestnutt held positions at Nextel Communications as Regional Vice President of the Southwest in Austin and of the West in the San Francisco Bay Area from 2002 to 2005. He also served as President of the Texas/Oklahoma area from its Austin offices. Mr. Chestnutt also has general management experience with PrimeCo Personal Communications and AirTouch Cellular. Mr. Chestnutt earned an MBA from the University of San Francisco with an emphasis in General Management and International Business and a BS in Business Administration from San Jose State University with a focus in marketing.

Lawrence M. Schmeltekopf was appointed as a member our board of directors and as Chairman of the audit committee of the board of directors in June 2006. Mr. Schmeltekopf currently serves as Assistant Controller—Accounting and Internal Reporting at Valero Energy Corporation, a Fortune 500 energy company based in San Antonio, Texas, and has held this position for three years. Prior to working for Valero, from 2000 to 2002, Mr. Schmeltekopf was an audit partner in the Austin office of Arthur Andersen LLP and was the audit engagement partner on the Company’s audit by Arthur Andersen in 2000 and 2001. Mr. Schmeltekopf received his BBA from Southwest Texas State University and is a Certified Public Accountant.

Richard W. Orchard was appointed as a member our board of directors in October 2006. From November 2004 to September 2006, Mr. Orchard served as Chief Transition Officer for Sprint-Nextel where he managed all aspects of the $36 billion dollar merger between Sprint and Nextel. Prior to the Sprint-Nextel merger, he was with Nextel for over ten years, serving as Eastern Regional President and during his last four years as a Senior Vice President and Chief Service Officer. Prior to joining Nextel in 1994, Mr. Orchard spent over 10 years with PacTel/Airtouch and 5 years with Motorola Communications. Mr. Orchard also currently serves on the board of directors of Peco II, a telecom power equipment manufacturer and National Safeplace, a nationwide outreach for at-risk kids. Mr. Orchard received a BA in Political Science from the University of California, Santa Barbara.

Duncan T. Butler, Jr. has served as a member of our board of directors since February 2000. Since April 2000, Mr. Butler has served as a managing director of Centennial Ventures and he has served as a managing director of Prime New Ventures since October 1994. Mr. Butler currently also serves on the board of directors of Masergy Communications, Inc., a global network service provider and Hoak Media, a television and radio broadcasting company. Mr. Butler received his BBA and his MBA from The University of Texas at Austin and his JD from The University of Texas School of Law.

John C. Hockin has served as a member of our board of directors since November 2002. Mr. Hockin has been an investment professional at J.H. Whitney & Co. since 1999 and helped found J.H. Whitney & Co.’s west coast office in San Francisco. He currently also serves on the board of directors of a number of private companies. Mr. Hockin received his BA from Yale and his MBA from the Stanford Business School.

David C. Hull, Jr. has served as a member of our board of directors since February 2000. Since 1993, Mr. Hull has been a managing director of Centennial Ventures. From 1986 to 1993, Mr. Hull served as a managing general partner of Criterion Venture Partners, the venture arm of TransAmerica. Prior to joining Criterion, from 1976 to 1985 he was senior vice president of finance, treasurer and director of General Leisure Corporation, a restaurant and hotel operating company, and a vice president of Texas Capital Corporation, a small business investment company. Mr. Hull currently serves on the board of directors of Centennial Holdings I, LLC., Augmentix Corporation, ExteNet Systems, Inc. and InnerWireless, Inc. Mr. Hull received his BS in Chemical Engineering and his MBA from The University of Texas at Austin.

William Laverack, Jr. has served as a member of our board of directors since May 2001. Mr. Laverack is a senior partner of J. H. Whitney & Co., which he joined in 1993. He also currently serves on the board of directors of Nuvox Communications, Inc., a provider of voice, data and security solutions specifically tailored to business customers, and Cambium Learning, Inc., an education company. Mr. Laverack received his BA and MBA from Harvard University.

Executive Officers

The following table sets forth the name and age of each executive officer, indicating all positions and offices with our Company currently held by the executive officer (1):

Name	Age	Position
Roy H. Chestnutt	47	President and Chief Executive Officer, Member, Board of Directors
Michael L. Wilfley	51	Chief Financial Officer
W.K.L. “Scott” Ferguson, Jr.	48	Chief Operating Officer
William C. “Chad” Jones Jr.	41	Chief Service Officer
Jeffrey A. Brennan	52	Senior Vice President Business Services

(1)	Martha E. Smiley served as Executive Vice President until May 2006.

Set forth below are descriptions of the backgrounds of each of our executive officers, other than Mr. Chestnutt, whose position and background is described above.

Michael L. Wilfley has served as our Chief Financial Officer since July 2000. Mr. Wilfley has over 19 years experience as a chief financial officer, including seven years as a chief financial officer in the telecommunications industry. Previously, from 1998 to 2000, Mr. Wilfley was the chief financial officer of Thrifty Call, Inc., a telecommunications company, where he was responsible for the capital markets and mergers and acquisitions efforts that led to our eventual acquisition of Thrifty Call. Prior to working for Thrifty Call, from 1993 to 1997, Mr. Wilfley served as the chief financial officer for Littlefield Real Estate Co., a private investment company. Mr. Wilfley serves on the board of directors of Littlefield Corporation. Mr. Wilfley is a certified public accountant and a graduate of The University of Texas at Austin.

W.K.L. “Scott” Ferguson, Jr. has served as our Chief Operating Officer since February 2006. Prior to that, from July 2005 to February 2006, he served as Interim Chief Executive Officer and President, and from June 2002 to January 2005, Executive Vice President, Retail Services and from February 2000 to June 2002 as Chief Operating Officer. Previously, from 1997 to 1999, Mr. Ferguson was a founding partner and senior vice president of PrimeOne, L.P., a broadband video services company. At PrimeOne, Mr. Ferguson was involved with operating, sales and customer service strategy for BellSouth, SBC Communications, Inc. and Southern New England Telephone Corporation broadband trials and businesses. Prior to working at PrimeOne, Mr. Ferguson served in various capacities at Prime Cable, a cable multiple systems operator based in Austin, Texas, including vice president of administrative services and vice president of operations. Prior to Prime Cable, Mr. Ferguson worked for Tenneco, Inc. in the corporate finance and investor relations groups as well as Arthur Young & Co. where he focused in tax practice. He is a certified public accountant and a graduate of The University of Texas at Austin, where he earned his BBA degree in Finance and an MBA in Accounting and Finance.

William C. “Chad” Jones Jr. has served as our Chief Service Officer since May 2006. Mr. Jones is responsible for our end-to-end customer lifecycle strategy as well as strategically positioning our contact centers and our sales, billing and information technology functions. Mr. Jones has over 18 years sales, marketing and customer service experience in the telecommunications industry. Prior to joining Grande, from 1998 to 2006, Mr. Jones served as Vice President Customer Experience Management with Nextel where he and was responsible for improving customer retention and driving financial improvements. Prior to joining Nextel, from 1988 to 1997, Mr. Jones worked with BellSouth in a variety of marketing and sales roles. Mr. Jones earned a BS in Mathematics and Statistics from Birmingham-Southern College and an MBA from Stamford University. In addition, Mr. Jones recently graduated from Georgetown University with a certificate in Strategic Business Development.

Jeffrey A. Brennan has served as our Senior Vice President Business Services since April 2006. Mr. Brennan is responsible for leading Grande’s broadband transport services, network services and enterprise sales departments. Prior to joining Grande Mr. Brennan served as Vice President of Sprint’s Public Sector for the West Region from 2005 to 2006, and was Area Vice President for Nextel’s Pacific Northwest, from 2002 to

2005. He has worked for several companies in the telecommunications industry including Primeco, US West and Verizon/GTE. He began his career at Verizon/GTE as a telephone traffic engineer and then held positions in network planning, sales operations, product management and national account sales. At Verizon/GTE, Mr. Brennan was responsible for marketing and planning for sales of private line and switched services for a national fiber optic and satellite network serving the North American and Caribbean markets. Mr. Brennan earned a MBA and a BBA in Management from Angelo State University. He also holds a Radio Communication Technology degree from the Community College of the Air Force.

Contractual Provisions Relating to Grande’s Board of Directors

In November 2005, certain stockholders and Grande entered into an investor rights agreement under which those stockholders agreed to vote all of their Grande capital stock in favor of certain designees to the board of directors. The board of directors currently consists of eight members and, under the investor rights agreement, may consist of no more than ten directors. Currently, seven of our directors were elected in accordance with designations made under the terms of the investor rights agreement. Under the terms of the investor rights agreement, Robert Hughes, representing the Robert W. Hughes Charitable Remainder Trust No. 1, has the right to designate one member of the board as designated by the common stockholders. The holders of our Series A preferred stock have the right to designate five representatives to Grande’s board of directors, with two of the five to be designated by Centennial Fund VI, L.P., on behalf of itself and the other Centennial entities that are Grande stockholders, and two of the five to be designated by J. H. Whitney IV, L.P. and its affiliates that are Grande stockholders. The holders of our Series D preferred stock and Series E preferred stock together as a single class have the right to designate one representative to Grande’s board of directors. The nominating committee has the right to select a representative to Grande’s board of directors, who must be approved by the board of directors and the holders of a majority of Grande’s capital stock, other than the stock held by the founders of Grande identified in an exhibit to the investor rights agreement. The person serving as Grande’s president or chief executive officer will also serve on Grande’s board of directors.

Centennial has designated one of our current directors, Mr. Hull, and Whitney has designated two of our current directors, Messrs. Laverack and Hockin. Mr. Schmeltekopf is the director designated by the holders of the Series A preferred stock; Mr. Butler is the director designated by the holders of the outstanding Series D preferred stock and the Series E preferred stock; Mr. Mansour is the director selected by the nominating committee of the board of directors; Mr. Chestnutt is our president and chief executive officer; and Mr. Orchard holds a seat on the board of directors that is not required to be designated in accordance with the investor rights agreement. The right of Centennial and Whitney each to continue to designate one of their two designees to the board of directors is subject to these entities continuing to maintain certain minimum ownership percentages in our Company. If Centennial and Whitney fail to maintain such investment, then the holders of a majority of Series A preferred stock, voting together as a single class, will have the right to designate the two designees, resulting in their having the right to designate a total of three designees to the board of directors.

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

Under the investor rights agreement, our board of directors must meet at least six times a year and must maintain nominating, audit and compensation committees. The audit committee may not include any representatives of our management. The nominating and compensation committees must include one of Centennial’s directors and one of Whitney’s directors, and the directors designated by the holders of Series A preferred stock must comprise a majority of the members of such committees.

Director Independence

Although we have no formal written director independence standards, during 2004, our board of directors analyzed the independence of all members of the board at that time and determined that all seven members who are not officers of the Company (“Outside Directors”) were deemed to be independent as that term is defined under the listing standards of the NASDAQ Global Select Market. The board of directors also determined that all members of the audit committee met the additional independence requirements of the applicable SEC rules regarding audit committee membership. In addition, the board of directors determined that all members of the compensation committee and the nominating committee met the independence requirements of the NASDAQ Global Select Market. We believe that the Company’s ratio of Outside Directors represents a commitment to the independence of the board and a focus on matters of importance to our stockholders.

Board Committees

Grande’s board of directors has established and maintains audit, compensation, nominating and finance committees.

The audit committee, currently consisting of Messrs. Schmeltekopf, Hockin and Hull, all of whom are independent directors, is responsible for appointing the firm to serve as independent accountants to audit Grande’s financial statements. The audit committee then discusses the scope and results of the audit with the independent accountants and reviews with the independent accountants and management Grande’s interim and year-end operating results. In addition to these activities, the audit committee considers the adequacy of internal accounting controls and audit procedures and approves all audit and non-audit services to be performed by the independent accountants. Mr. Schmeltekopf serves as the Chairman of the audit committee and is the “audit committee financial expert” as defined by SEC rules. The committee charter is available on our website at www.grandecom.com/About/investor.jsp.

The compensation committee oversees the establishment of the compensation policies applicable to management and administers Grande’s stock option plan. The compensation committee currently consists of Messrs. Butler, Hull and Laverack. The committee charter is available on our website at www.grandecom.com/About/investor.jsp.

Although no formal written policies and procedures are in place other than the compensation committee charter, the compensation committee is responsible, among other things, for:

•	establishing the salary scale of officers and employees of the Company;

•	examining periodically the compensation structure of the Company;

•	supervising the health and welfare benefit and compensation plans of the Company;

•	determining the Annual Cash Incentive Plan; and

•	approval of equity incentive awards.

The compensation committee has the sole authority to discharge its responsibilities, including, requesting appropriate funding from the Company to compensate any advisor retained by the compensation committee. The compensation committee may delegate all or a portion of its duties and responsibilities to a board of director subcommittee. Additionally, the compensation committee may direct management to assist the committee in any of its duties. The compensation committee has not engaged any compensation consultants in setting executive compensation.

The nominating committee recommends individuals to serve on the board of directors. The nominating committee currently consists of Messrs. Hull, Laverack and Mansour. The nominating committee does not have a policy with regard to the consideration of any director candidates recommended by security holders because that process is governed by the terms of the investor rights agreement described above under “Contractual Provisions Relating to Grande’s Board of Directors.”

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

Compensation Committee Interlocks and Insider Participation

No member of the compensation committee was at any time during 2006 an officer or employee of Grande and no member had any relationship with Grande requiring disclosure as a related-party transaction in the section entitled “Certain Relationships and Related Transactions, and Director Independence.” No executive officer of Grande has served on the board of directors or compensation committee of any other entity that has or has had one or more executive officers who served as a member of the board of directors or the compensation committee during 2006.

Code of Ethics

We have adopted a code of ethics that applies to all of our employees including our executives, chief executive officer and chief financial officer. For a copy of our code of ethics contained in our corporate compliance policy, please visit our website at www.grandecom.com/About/investor.jsp under “Corporate Compliance.” We will disclose changes to or waivers of the code of ethics on this website.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

We provide a total compensation program that we believe will be perceived by both our employees and our stockholders as fair and equitable. In addition to conducting analyses of market pay levels and considering individual circumstances related to each executive officer, we also consider the pay of each executive officer relative to our other executive officers and with respect to the role and responsibilities of the position held. We have designed the total compensation program to be consistent for our executive management team and, primarily, without regard to level of employment.

The purpose of our compensation program is to reward and sustain exceptional organizational and individual performance. This Compensation Discussion and Analysis explains our compensation philosophy and objectives, compensation policies and practices, and elements of our compensation program with respect to our chief executive officer, chief financial officer, and the other three most highly compensated executive officers, collectively referred to as the named executive officers.

Compensation Philosophy and Objectives

Grande’s compensation philosophy is to provide an attractive, flexible, and market competitive total compensation program tied to performance and aligned with stockholder interests. We believe that total compensation includes everything the employee perceives to be of value resulting from the employment relationship and that will motivate the employee to perform.

We consider the following objectives in setting the compensation components for our executive officers:

•	design competitive total compensation and rewards programs to enhance our ability to attract and retain experienced executives, whose knowledge, skills and performance are critical to our success;

•	set compensation and incentive levels that are competitive with our peer group, as described below;

•	drive and reward performance which supports the Company’s financial and strategic goals;

•	provide a significant percentage of total compensation that is “at-risk”, or variable, based on predetermined performance criteria;

•	align the interests of our executive officers and stockholders by motivating executive officers to increase stockholders value through equity incentives (stock options);

•	ensure fairness among the executive management team by recognizing the contributions each executive makes to our success; and

•	foster a shared commitment among executives by coordinating the Company, their team and individual goals.

In establishing compensation that we believe is competitive, we review the compensation practices and market data of companies with revenue and company size similar to ours both within our industry and as applicable to general industry groups, which we refer to as our “peer group”. We have chosen to benchmark our compensation against our peer group to ensure internal equity and consistency with external market practices. To identify our peer group, we participate in salary surveys from time to time to gain access to various survey data. We utilize two different compensation analysis tools to assist us in this process for our executive positions: The Thobe Group survey and Salary.com’s Executive Compensation Database.

The Thobe Group survey is a national telecom industry specific survey tool. Companies participating in this survey include:

Broadwing Communications	Citizens Communications	Integra Telecom CLEC
Cablevision	HickoryTech	Mpower Communications
Charter Communications	Integra Telecom ILEC	Pac-West Telecomm, Inc.
Covad	QWEST	RCN Corporation
Cox Communications, Inc.	SBC Communications, Inc.	TDS Metrocom
Global Crossing, Inc.	TDS Telecommunications, Inc.	TelCove
ALLTEL Corporate	Verizon Communications	Time Warner Telecom
ALLTEL Wireline	Birch Telecom	US LEC Corp.
BellSouth	Enventis Telecom	XO Communications
CenturyTel, Inc.	Eschelon Telecom, Inc.	Williams Communications Group
Cincinnati Bell	IBasis

Salary.com is a national compensation benchmark subscription service with over 7,000 subscribers consisting of over 10 million employees that offer real time survey information on general industry positions that can be searched by revenue and company size. Salary.com combines one of the largest databases of U.S. public company executives with on-demand software to create a leading source of executive and director compensation information. Because survey participation is confidential, specific companies in our peer group are not identifiable.

Executive Compensation Policies and Practices

Our compensation committee, which is composed of three non-management independent directors, oversees the establishment of the compensation policies applicable to our executives and administers our 2000 Stock Incentive Plan. For more information on our compensation committee, including information on the scope of its authority, please see “Board Committees” above. The compensation committee has adopted the following material policies related to executive compensation, as documented in the Company’s total compensation program for all employees, to provide consistency in the application of compensation across all grades levels and to help maintain internal and external equity. These policies and practices are evaluated by management on an annual basis for effectiveness through benchmark survey participation and data analysis, employee retention results and internal survey findings.

Allocation between currently paid out and longterm compensation. The compensation we currently pay consists of base pay and annual cash incentive compensation pursuant to our Annual Cash Incentive Plan. Long-term compensation consists entirely of awards of stock options pursuant to our 2000 Stock Incentive Plan. We grant stock options as a long-term incentive and retention tool. The allocation between long-term and currently paid out compensation is based on consideration of how our peer group uses long-term and currently paid compensation to pay their executive officers as well as internal equity between established pay grades.

Allocation between cash and non-cash compensation. It is our policy to allocate all currently paid compensation in the form of cash and all long-term compensation in the form of awards of options to purchase our common stock and Series H preferred stock to provide a long-term retention incentive. We consider competitive market practices and internal equity considerations when determining the allocation between cash and non-cash compensation.

Health and Welfare Programs. It is our policy that there shall be no material difference in the health and welfare benefit offerings made to our executives management and those that are offered to all employees of the Company.

Elements of Executive Compensation

We provide what we believe is a competitive total compensation package to our executives through a combination of base salary, an annual cash incentive plan, an equity incentive plan and broad-based benefits programs.

Overall, our compensation programs are designed to be consistent with the philosophy and objectives set forth above. The basic elements of our compensation programs are summarized in the table below, followed by a more detailed discussion of each total compensation component.

Element	Characteristics	Objectives
Base salary	Fixed annual cash compensation; all executives are eligible for periodic increases in base salary based on performance; targeted at or around the median market base salary level.	Keep our base compensation competitive with our peer group for skills and experience necessary to meet the requirements of the employee’s role with the Company and enhance our ability to attract and retain executive talent critical to the success of the business.

Annual cash incentive plan	Performance-based annual cash incentive earned based on the Company and individual’s performance against target performance level; incentive pay out percent is targeted at the median market incentive level for our peer group.	Motivate and reward for the achievement and over-performance of our critical financial and strategic goals. Amounts earned for achievement of target performance levels are based on our annual budget and are designed to provide a market-competitive pay package at median performance; potential for lesser or greater amounts is intended to motivate participants to exceed our financial performance goals and to not reward if performance goals are not met.

Equity incentive plans (stock options)	Long-term equity incentive awards, which have value only to the extent the Company’s value increases over time with consideration given to competitive practices with our peer group.	Align interest of management with stockholders; motivate and reward management to increase the stockholder value of the Company over the long term. Vesting based on continued employment will facilitate retention; amount realized from exercise of stock options rewards increased stockholder value of the Company; provides change in control protection for executive options.

Health & welfare benefits	Fixed component. The same/comparable health & welfare benefits (medical, dental, vision, disability insurance and life insurance) are available for all full-time employees.	Provides benefits to meet the health and welfare needs of employees and their families.

Retirement savings opportunity (401K Plan)	Tax-deferred plan in which all employees can choose to defer up to 100% of compensation for retirement, subject to annual statutory limitations. We provide matching contributions comparable to peer companies.	Provide employees the opportunity to save for their retirement. Account balances are affected by continued contributions, the Company’s matching contributions and investment choices made by the employee.

All pay elements are cash-based except for the equity incentive program, which is an equity-based (stock options) award. We consider market pay practices and practices of our peer group in determining the amounts to be paid, what components should be paid in cash versus equity, and how much of a named executive officer’s compensation should be short-term versus long-term. Our goal is to be at or around the 50th percentile of our peer group for cash compensation.

Our executive officers, including the named executive officers, are assigned to pay grades, determined by comparing position-specific roles and responsibilities with the market pay data and our internal structure. Each pay grade has a salary range with corresponding cash and equity incentive award opportunities. We believe this is the most transparent and flexible approach to achieve the objectives of our executive compensation program.

In general, compensation or amounts received by executives from prior compensation from us are not taken into account in setting other elements of compensation, such as base pay, cash incentive plan payments, or awards of stock options under our equity incentive program. With respect to new executive officers, we take into account their prior base salary and annual cash incentive, as well as the contribution expected to be made by the new executive officer, our business needs and the role of the executive officer with the Company. As with all of our employees, we believe that our executive officers should be fairly compensated, which we believe includes the 50th percentile of our peer group, each year relative to market pay levels of the external peer group and internal equity among executive officers.

Base Salary

We review salary ranges and individual salaries for our executive officers on an annual basis. We review the base salary for each executive officer based on consideration of median pay levels of our peer group and internal factors such as the individual’s performance and experience, the position’s scope and responsibilities, and the pay of others on the executive team.

We consider market median pay levels (the 50th percentile) among individuals in comparable positions with transferable skills within our peer group as described above.

We also consider the following when establishing or adjusting the base salary of any executive officer:

•	Our business need for the executive officer’s skills;

•	The contributions that the executive officer has made or we believe will make to our success;

•	The transferability of the executive officer’s managerial skills to other potential employers;

•	The relevance of the executive officer’s experience to other potential employers, particularly in the telecommunications industry; and

•	The readiness of the executive officer to assume a more significant role with another potential employer.

We believe a competitive base salary is necessary to attract and retain an executive management team with the appropriate abilities and experience required to lead us. Specifically, we target the market median (50th percentile) of our peer group base salary, while total compensation is targeted at or around the 75th percentile of our peer group, considering individual performance and experience, in order to ensure that each executive is appropriately compensated. The 50th and 75th percentiles are determined by assessing market competitive compensation data as described above.

The base salaries earned by our named executive officers are set forth below in the Summary Compensation Table. During the year ended December 31, 2006, total compensation earned by our named executive officers was approximately $2.0 million, with our chief executive officer earning approximately $0.7 million of that amount. We believe that the base salary earned by our executive officers during 2006 achieved our executive compensation objectives, compares favorably to published survey data of peers within our industry and general industry, and are within our target of providing a base salary at or around the market median for our company size.

In 2006, adjustments to our executive officers’ compensation were made based on a review of current market pay levels benchmarked in published surveys as described above. In addition to the benchmark survey data, factors taken into account in making any changes for 2006 included the performance of the executive officer, as identified by our company results, the role and responsibilities of the executive officer, and the relationship of the executive officer’s base salary to the base salary of our other executives.

Annual Cash Incentive Plan

We have established a written Annual Cash Incentive Plan pursuant to which our executive officers, including our named executive officers, are eligible to receive an annual cash incentive payment based upon our performance against annual established performance targets, including financial measures and other factors and including individual performance. We believe that the Annual Cash Incentive Plan helps focus our executive officers’ efforts and reward executive officers for annual operating results that help create value for our stockholders. The Cash Incentive Plan award is calculated based on a percentage of their base salary subject to the Company’s performance exceeding the Adjusted EBITDA goal. The incentive plan targets for the Annual Cash Incentive Plan are determined during our annual planning process, which generally begins in October preceding the following fiscal year for which targets for the Annual Cash Incentive Plan are set.

The Annual Cash Incentive Plan is presented to the compensation committee for review, and ultimately to the board of directors for their approval with such modifications deemed appropriate by the board of directors. For 2006, the financial measure used as the threshold for determination of payments under the Annual Cash Incentive Plan was Adjusted EBITDA. See “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” under the heading “EBITDA/Adjusted EBITDA” for a discussion of this non-GAAP measure of our operating performance as well as our use of Adjusted EBITDA. When our performance exceeds the Adjusted EBITDA threshold, funds are set-aside into a bonus pool for distribution to our named executive officers and other employees. Funds continue to accumulate in the bonus pool until the maximum potential performance payout for all named executive officers and other employees is met. The compensation committee may exercise discretion by adjusting awards based on its consideration of each executive officer’s individual performance, and for each executive officer other than the chief executive officer, based on a review of such executive’s performance as communicated to the compensation committee by the chief executive officer. The Annual Cash Incentive Plan awards for all executive officers, including the named executive officers, must be reviewed and recommended by the compensation committee for approval and ultimately must be approved by the board of directors before being paid. The compensation committee and the board of directors may modify the Annual Cash Incentive Plan awards prior to their payment.

Incentive award opportunities are targeted to result in Cash Incentive Plan payments comparable to the market median (50th percentile) of the external peer group assuming our target business objectives are achieved. If the target level for the performance goals is exceeded, executives have an opportunity to earn cash incentive awards above the median of the market of our peer group. We have chosen the 50th percentile because we believe that it allows us to attract and retain executives, and we have chosen the 75th percentile as a target for exceptional performance because we believe it will provide an appropriate incentive for striving to earn better than average cash compensation. If the target level for the performance goal is not achieved, executives earn no cash incentive plan payments. In 2006, our named executive officers did not meet the target performance goal, which resulted in no cash incentive payment against the established Cash Incentive Plan. However, a discretionary cash incentive payment, outside the established plan, and as authorized by the compensation committee and approved by the board of directors, was made to all eligible employees including the named executive officers, other than the chief executive officer, capped at $10,000 per employee. The discretionary cash incentive payments made to the named executive officers was capped at $10,000 per officer, as a measure to give deference to front line employees. The chief executive officer earned a guaranteed bonus of 50% of annual earnings in 2006, as specified in his employment agreement.

Equity Incentive Plans (Stock Options)

We believe that equity incentive awards are the best way to create incentives and reward the performance of our named executive officers that improves the Company’s performance and increases shareholder value thereby strengthening the mutual interests between named executive officers and shareholders. By providing equity awards to our named executive officers, they are not only rewarded for past performance but also have long-term incentive to continue to promote the Company’s success.

We have utilized stock options as the form of our equity incentives. We chose stock options because we believe that stock options align employee incentives with the interests of our stockholders because options have value only if the value of our stock increases over time. The compensation committee makes discretionary stock option grants to named executive officers of the Company based on a number of factors including each named executive officer’s personal performance as determined by the chief executive officer; the importance of the individual to the future success of the Company; and overall contribution to the Company’s success. The compensation committee also grants equity awards to newly hired executive officers as a way of promoting long-term incentive in the Company as the stock awards are earned over a long-term period. Typically, the size of grants are set at a level that is deemed appropriate to create a meaningful opportunity for stock ownership based upon the named executive officer’s performance, position, potential for future responsibility and promotion, and overall expected contribution to the Company’s success. The compensation committee also consider other factors in determining the size of the grant such as the amount of unvested options held by the individual from prior grants, the length of time that the employee has been with the Company and the amount of other compensation earned by the named executive officer. The relative weight given to each of these factors varies from individual to individual.

Stock option grants are triggered by new hire and at the time of internal promotion to a higher grade level associated with an increased grant award. All new hires are assigned a stock option grant amount based on their grade level at the time of hire. New hire stock option awards as well as stock option awards associated with an internal promotion are subject to board approval and the grant dates associated with all option grants is the date the option awards are approved by the board.

On June 28, 2006, the compensation committee granted options to the named executive officers, under the 2000 Stock Incentive Plan, to purchase a total of 18.5 million shares of Series H preferred stock and 9.3 million shares of common stock with an exercise price of $0.10 and $0.05, respectively. No restricted stock awards were made to any named executive officer under the 2000 Stock Incentive Plan in 2006.

2000 Stock Incentive Plan Summary

On October 25, 2006, the board of directors of the Company approved and adopted the Grande Communications Holdings, Inc. Second Amended and Restated 2000 Stock Incentive Plan (the “2000 Stock Incentive Plan”). The stockholders approved the 2000 Stock Incentive Plan at the annual stockholders meeting on December 6, 2006.

•	Administration. Our board of directors or a committee designated by the board of directors, such as the compensation committee (in either case, we refer to such body as the board of directors).

•

Stock Subject to the Plan. The number of shares of common stock available for issuance under the Plan is the lesser of (i) 10% of all of the shares of capital stock on a fully diluted basis, as if all such shares of capital stock were converted to common stock or (ii) 82,000,000 shares of common stock. Of the shares available for issuance under the Plan, 30,000,000 shares of Series H preferred stock and 12,000,000 shares of common stock are designated as “Executive Compensation Shares”. The maximum number of shares that may be reserved for issue pursuant to incentive stock options under the 2000 Stock Incentive Plan may not exceed 82,000,000 shares of stock.

As of December 31, 2006, the number of shares that are reserved for issuance upon exercise of outstanding option agreements are 41.5 million shares of common stock that are not Executive Compensation Shares, 10.9 million shares of common stock that are Executive Compensation Shares and 26.9 million shares of Series H preferred stock (all shares of Series H preferred stock are Executive Compensation Shares). As of December 31, 2006, the number of shares that remain available for future issuance under the 2000 Incentive Stock Plan are 28.4 million shares of common stock that are not Executive Compensation Shares, 1.2 million shares of common stock that are Executive Compensation Shares, and 3.1 million shares of Series H preferred stock.

•

Eligibility. Officers, employees, directors, consultants or advisers to the Company are eligible to participate in the plan. The 2000 Stock Incentive Plan provides that the Executive Compensation Shares may only be issued to directors, officers or key employees, as approved by the board of directors from time to time.

•	Awards Under the Plan. We may award “incentive stock options” and “non-statutory stock options” under the 2000 Stock Incentive Plan (in either case we refer to such awards as the options(s)).

Incentive Stock Options. Incentive stock options awarded under the 2000 Stock Incentive Plan must have an exercise price of at least 100% of the fair market of our stock on the date of grant. In the case of an employee who owns more than 10% of our voting power, the exercise price will be the greater of the aggregate par value of the stock and at least 110% of the fair market value of the stock on the date of grant.

Non-Statutory Stock Options. We can award non-statutory stock options to any person eligible under the 2000 Stock Incentive Plan. The minimum exercise price for non-statutory stock options under the 2000 Stock Incentive Plan is 85% of the fair market value of our stock on the date of grant, provided, however, that (i) if the grantee owns more than 10% of our voting power, the exercise price will be the greater of the aggregate par value of the stock and at least 110% of the fair market value of the stock on the date of grant, (ii) to the extent that the option is intended to comply with Section 409A of the Internal Revenue Code of 1986, as amended, the exercise price will be the greater of the aggregate par value of the stock and at least 100% of the fair market value of the stock on the date of grant.

•

Restricted Stock. Restricted stock may be granted under the 2000 Stock Incentive Plan and may be subject to vesting conditions that may be prescribed by the board of directors, including the satisfaction of corporate or individual performance objectives or continued service to the Company. In making an award of restricted stock, the board of directors will determine the restrictions that will apply, the period during which the award will be subject to such restrictions, and the price, if any, payable by a recipient. The restricted stock may not be sold, transferred, assigned, pledged or otherwise encumbered or disposed of during the restriction period or prior to the satisfaction of any other conditions prescribed by the board of directors. A recipient of a restricted stock award must purchase the restricted stock from the Company at a purchase price equal to the greater of the aggregate par value of the stock and at least 85% of the fair market value of the stock on the date of grant, or if the recipient owns more than 10% of our voting power, then the purchase price will be the greater of the aggregate par value of the stock and at least 100% of the fair market of the stock on the date of grant. The purchase price for the restricted stock shall be payable in cash or cash equivalents or, if the board of directors determines, payable in consideration for past services rendered to the Company. Unless the board of directors otherwise provides in an award agreement, holders of restricted stock shall have the right to vote such stock and to receive any dividends and distributions declared or paid with respect to such stock. Restricted stock is also subject to a right of first refusal of the Company that the Company may assign to any of its stockholders or affiliates. The right of first refusal will not apply to transfers of restricted stock that occurs as a result of the death of the participant, but will apply to the executor, administrator, personal representative, estate and legatees, beneficiaries and assigns.

•

Vesting. Options and restricted stock awards vest as determined by the board of directors and as stated in the individual’s Award Agreement. Vesting is subject to a participant’s continued employment or service with the Company. Vesting of such options and restricted stock awards are subject to acceleration upon a Change of Control unless the board of directors exercises the right to cancel vested options or the option agreement provides otherwise. Generally, unless a specific option agreement provides otherwise, the options with respect to shares of stock that are not Executive Compensation Shares provide for a vesting of the total number of option shares over a four year period, commencing with vesting of 25% of the option shares on the first anniversary of the vesting start date, and an additional 25% for each of the three following anniversaries of that date. Generally, unless a specific option agreement provides otherwise, the options for Executive Compensation Shares vest as follows: (i) 25% of the total option shares on the first anniversary of the vesting start date, (ii) 2.1% of the option shares on the last day of each of the first 35 months after such first anniversary, and (iii) 1.5% of the option shares on the last day of the 36th month after such first anniversary.

For newly hired executive officers and newly elected directors, the vesting start date is based on the first day of employment or of service. In no case is the option grant date or exercise price backdated. The Company entered into an employment agreement with Mr. Chestnutt in December 31, 2005 (the "Original Employment Agreement") whereby, among other things, the Company agreed to grant to Mr. Chestnutt certain options to acquire shares of Series H preferred stock and common stock designated as Executive Compensation Stock. The options were not immediately granted to Mr. Chestnutt in order for the Company to amend the original 2000 Incentive Stock Plan (the "Original Plan") to comply with Section 409A of the Internal Revenue Code of 1986, as amended and to add the Series H preferred stock and Executive Compensation Stock to the shares available for issuance under the Original Plan, among other things. On June 28, 2006, the Board approved the amendment and restatement of the Original Plan. Also on that date, the Board approved the grant of certain stock options to Mr. Chestnutt and also an amendment to Mr. Chestnutt’s employment agreement that provided such options would be in lieu of the stock options that the Company previously agreed to grant to Mr. Chestnutt under the Original Employment Agreement. For more information on the vesting schedule of certain options for the named executive officers and certain directors, see the tables of Outstanding Equity Awards at Fiscal Year End and Directors Outstanding Equity Awards at Year End.

•

Other Terms Applicable to Options. Option agreements may contain other provisions that the board of directors determines are appropriate relating to when the options will become exercisable, the times at which and circumstances under which the options may be exercised and the methods by which the exercise price may be paid. Options that become exercisable will expire no later than ten years from the date the options were granted; however, in certain cases the Options will expire five years from the date they were granted (i.e., in the case of options granted to an employee who owns stock representing more than 10% of our voting power). Also, non-qualified options granted with respect to the right to purchase shares of Series H preferred stock include certain restrictions on the timing of when the options may be exercised. The exercise price is payable in cash or in cash equivalents and, for so long as the Company’s stock is not publicly traded, through a cashless exercise paid in Company stock held by the participant, provided that the option agreement does not prohibit cashless exercises. If the Company stock becomes publicly traded, then, to the extent permitted by the Company or as provided in an option agreement, a participant may pay the exercise price of an option as a cashless exercise in Company stock.

•	Adjustments Upon Changes in Capitalization, Recapitalization or Reorganization

Changes in Capitalization. The number of shares of stock subject to the 2000 Stock Incentive Plan (whether awarded or reserved but not awarded) as well as the price per share of stock subject to the 2000 Stock Incentive Plan (whether awarded or reserved but not awarded) shall be proportionately adjusted for a different number of kind of shares or other securities of the Company due to any recapitalization, reclassification, stock split, reverse split, combination of shares, exchange of shares, stock dividend or other distribution payable in capital stock or other increase or decrease in such shares effected without receipt of consideration by the Company.

Reorganization in which the Company is the Surviving Entity and in which No change of Control Occurs. If the Company is the surviving entity in any reorganization, merger or consolidation of the Company with one or more other entities and in which no change of control occurs, any option granted under the 2000 Incentive Stock Option Plan , the number of shares of stock subject to an option granted prior to such reorganization, merger or consolidation will be adjusted to the number of shares that a holder of the number of shares of stock subject to the option would have been entitled immediately following such reorganization, merger or consolidation. The exercise price subject to an option granted prior to such reorganization, merger or consolidation will be proportionately adjusted so that the aggregate exercise price after such reorganization, merger or consolidation will be the same as the aggregate exercise price was prior to such reorganization, merger or consolidation.

•	Change of Control.

Acceleration of Vesting. In the event of a change of control, vesting will be accelerated under the restricted stock award agreements awarded under the 2000 Stock Incentive Plan, unless a particular award agreement provides otherwise. In the event of a change of control, vesting will be accelerated under the option agreements awarded under the 2000 Stock Incentive Plan, unless (i) a particular option agreement provides otherwise or (ii) an express provision is made in writing in connection with the change of control that vesting will not be accelerated.

Cancellation of Vested Options. In the event of a change of control, the board of directors may elect to cancel the vested options (including the options which become vested by reason of acceleration), if the cancellation date is no earlier than the last to occur of (a) the 15th day following delivery of the cancellation notice and (b) the 60th day prior to the proposed date for the consummation of the change of control. Unless the participant elects in writing to waive the right to a conditional exercise, any option exercise due to a cancellation related to a change of control will be conditional, meaning that if the transaction does not occur within 180 days of the proposed date for the consummation of the change of control, the exercising participant will be refunded all amounts paid to exercise his option, the exercise of the option will be void, and the option will be reissued.

Change of Control under the Option Agreements for the Purchase of Shares that are Not Executive Compensation Shares. Generally, under the option agreements regarding rights to purchase Company shares that are not Executive Compensation Shares, a change of control means:

(i) a change in ownership of the Company such that an individual or corporation or a group of persons acting in concert, excluding stockholders or affiliates of the Company (we refer to such a person, corporation or group as a Person) acquires more than 50% of the combined voting power of our stock, but it will not be a change of control if the Person already owns more than 50% of the total fair market value or combined voting power of our stock; or

(ii) a change in the effective control of the Company such that a Person acquires or has within the preceding 12 month period acquired, directly or indirectly, ownership of a number of shares of our stock which constitutes 50% of the combined voting power of our stock, provided, however, that if a Person already owns 50% or more of the combined voting power of our stock, the acquisition of additional shares of our stock by such Person is not a change of control; or

(iii) a change in the ownership of the assets of the Company such that a Person acquires or has within the preceding 12 month period acquired assets of the Company that has a total gross fair market value of all of the assets of the Company as determined by the board of directors (which will not be less than a minimum percentage required to comply with Section 409A of the Internal Revenue Code of 1986, as amended); provided that it will not be a change of control if (a) assets are transferred to an entity that is controlled by the stockholders of the Company immediately after the transfer, (b) the Company transfers assets to a Person that is a stockholder of the Company immediately before the asset transfer in exchange for the stockholder’s stock in the Company, (c) the Company transfers assets to an entity of which 50% or more of the total value or voting control is owned, directly, or indirectly, by the Company, (d) the Company transfers assets to a Person that owns, directly or indirectly, 50% or more of the total value or voting power of all of our stock, or (e) the Company transfers assets to an entity, at least 50% of the total value or voting power of which is owned, directly or indirectly, by a Person that owns, directly or indirectly, 50% or more of the total value or voting power of all of our stock.

Some of the named executive officers and directors have option agreements for the purchase of shares of common stock that are not Executive Compensation Shares. For more information, see the tables of Outstanding Equity Awards at Fiscal Year End and Directors Outstanding Equity Awards at Year End.

Change of Control under the Option Agreements for the Purchase of Executive Compensation Shares. Under the existing option agreements regarding rights to purchase Company shares that are Executive Compensation Shares, the definition of a change of control includes all of the events described in the immediately preceding subparagraphs (i) – (iii) and also includes:

(A) a change in the ownership of the assets of the Company such that a Person acquires or has within the preceding 12 month period acquired assets of the Company that has a total gross fair market value of 50% or more of the assets of the Company as determined by the board of directors, rather than of all of the assets of the Company (as required in the immediately preceding subparagraph (iii) with respect to options to acquire shares that are not Executive Compensation Shares), subject to the same exceptions to a change of control outlined in (a)-(e) of such subparagraph (iii); or

(B) a change in the effective control of the Company such that as a result of any tender offer, merger or other business combination, sale of assets or contested election, or any combination of the foregoing transactions, a majority of the persons who were members of the board of directors is, within a 12 month period, replaced by individuals whose appointment or election to the board of directors is not endorsed by a majority of the board of directors prior to such appointment or election.

All of the named executive officers and some of the directors have option agreements for the purchase of Series H preferred stock (all shares of Series H preferred stock available for issuance under the 2000 Stock Incentive Plan are Executive Compensation Shares) and some of the named executive officers and directors have options for the purchase of shares of common stock that are Executive Compensation Shares. For more information on the option agreements to acquire shares of Executive Compensation Shares for the named executive officers and directors, see the tables of Outstanding Equity Awards at Fiscal Year End and Directors Outstanding Equity Awards at Year End.

•

Rights of First Refusal of the Company and Repurchase Rights. Under the terms of the 2000 Stock Incentive Plan, Company stock acquired through the exercise of an option agreement is subject to transfer restrictions and to a right of first refusal of the Company. The right of first refusal will not apply to transfers of restricted stock that occurs as a result of the death of the participant, but will apply to the executor, administrator, personal representative, estate and legatees, beneficiaries and assigns. The Company may assign any of its rights of first refusal to any of its stockholders or affiliates. Unless otherwise provided in an option agreement, upon termination of a participant’s service or employment with the Company, the Company will have the right to purchase all of the stock acquired under or that will be acquired under the option agreement at the fair market value of the stock.

•

Termination, Amendment or Suspension. The board of directors may terminate, amend or suspend the 2000 Stock Incentive Plan as to any shares of stock as to which grants have not been made at any time, subject to the stockholder approval required under applicable law. No termination, amendment or suspension of the 2000 Stock Incentive Plan may, without the consent of the participant, alter or impair the rights or obligations under any grant awarded prior to such termination, amendment or suspension.

However, the plan and each restricted stock award and option granted under the 2000 Stock Incentive Plan may be amended, modified or supplement either with the participant’s consent for any reason or without the participant’s consent, as necessary or desirable, by the board of directors to cause the 2000 Stock Incentive Plan and all grants to satisfy Section 409A of the Internal Revenue Code of 1986, as amended, or other applicable law.

•	Regulatory Considerations:

Section 162(m). The 2000 Stock Incentive Plan is designed to meet the requirements of Section 162(m) of the Internal Revenue Code. Our intention is to structure compensation arrangements to maximize the Company’s available deductions consistent with Section 162(m) unless the compensation committee reasonably believes that the best interests of the Company and its shareholders will be served by structuring compensation for a given executive officer, or executive officers, differently. The maximum number of shares of capital stock that may be granted under an option under the 2000 Stock Incentive Plan in any fiscal year to an employee cannot exceed 82,000,000 shares of Common Stock and 30,000,000 shares of Series H preferred stock.

Nonqualified Deferred Compensation. On October 22, 2004, the American Jobs Creation Act of 2004 was signed into law, changing the tax rules applicable to nonqualified deferred compensation arrangements. While the final regulations have not become effective yet, we believe we are operating in good faith compliance with the statutory provisions which were effective January 1, 2005.

Accounting for Stock-Based Compensation. Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R).

Health and Welfare Benefits Plan

We provide a competitive benefits package to all full-time employees, which includes health and welfare benefits, such as medical, dental, vision care, disability insurance, life insurance benefits, and a 401(k) savings plan (see below). We have no structured executive perquisite benefits (e.g., club memberships or company vehicles) for any executive officer, including the named executive officers, and we currently do not provide any deferred compensation programs or supplemental pensions to any executive officer, including the named executive officers.

Retirement Savings Opportunity (401(k) Plan )

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

Pension Benefits

We do not have any plan that provides for payments or other benefits at, following, or in connection with, retirement.

Non-Qualified Deferred Compensation

We do not have any plan that provides for the deferral of compensation on a basis that is not tax-qualified.

Compensation Committee Report

The compensation committee has reviewed and discussed the Compensation Discussion and Analysis with management. Based upon such review, the related discussions and such other matters deemed relevant and appropriate by the compensation committee, the compensation committee has recommended to the board of directors that the Compensation Discussion and Analysis be included in the Company’s annual report on Form 10-K.

Duncan T. Butler, Jr. (Chairman)

David C. Hull, Jr.

William Laverack, Jr.

Summary Compensation Table

The following table summarizes the compensation paid to or earned by our Chief Executive Officer, our Chief Financial Officer and to each of our three most highly compensated executive officers other than the Chief Executive Officer and Chief Financial Officer who were serving as executive officers at the end of our last fiscal year.

Name and Principal Position	Year	Salary	Bonus (1)	Option Awards (2)	All Other Compensation (3)	Total Compensation
Roy H. Chestnutt (4) President and Chief Executive Officer	2006	$324,519	$162,260	$183,687	$50,856	$721,322

Michael Wilfley Chief Financial Officer	2006	226,999	10,000	31,519	9,582	278,100

W.K.L. “Scott” Ferguson, Jr. (5) Chief Operating Officer	2006	200,140	10,000	31,519	7,820	249,479

William C. “Chad” Jones Jr. (4) Chief Service Officer	2006	137,309	8,142	15,759	60,064	221,274

Jeffrey A. Brennan (4) Vice President Enterprise Services	2006	131,250	8,033	16,124	39,747	195,154

Martha E. Smiley (6) Former Executive Vice President	2006	77,497	—	—	227,917	305,414

(1)	Bonus column includes an accrued guaranteed bonus for Mr. Chestnutt as defined in the employment agreement, which was paid by the Company in February 2007. Bonuses to all other named executive officers were discretionary bonuses awarded by the board of directors and paid in 2006.

(2)	Compensation cost for all option awards granted during 2006 was based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Compensation cost calculated under SFAS 123(R) is amortized to compensation expense on a straight-line basis over the vesting period of the underlying stock option grants. See footnote No. 9, “Stockholder’s Equity” in the Notes to our Consolidated Financial Statements included in this annual report for the valuation assumptions used in determining the fair value of option grants.

(3)	All Other Compensation includes car allowance, 401K employer match, severance, relocation costs, and tax reimbursements paid by the Company for the named executive officers. The following table presents the incremental cost of the components of All Other Compensation for the named executive officers.

	Other Annual Compensation
	Roy H. Chestnut	Michael L. Wilfley	W.K.L. “Scott” Ferguson, Jr.	William C. “Chad” Jones, Jr.	Jeffrey A. Brennan	Martha E. Smiley
Car Allowance	$4,154	$4,800	$4,800	$3,139	$3,231	$1,661
401(k) match	—	4,782	3,020	4,195	4,160	2,375
Severance	—	—	—	—	—	223,881
Relocation	22,031	—	—	31,939	13,400	—
Tax Reimbursements	24,671	—	—	20,791	18,956	—

Total Other Compensation	$50,856	$9,582	$7,820	$60,064	$39,747	$227,917

(4)	Mr. Chestnutt, Mr. Jones, and Mr. Brennan joined Grande in February 2006, May 2006, and April 2006, respectively; therefore, compensation included in this table represents a partial year.

(5)	Mr. Ferguson served as Interim Chief Executive Officer and President from July 2005 to February 2006. He remains with the Company as Chief Operating Officer.

(6)	Ms. Smiley resigned as Executive Vice President during 2006. Ms. Smiley entered into a voluntary separation agreement and full and final release of claims with the Company effective April 30, 2006. Under the terms of the agreement, the Company agreed to pay Ms. Smiley full wages, less applicable taxes, on a bi-weekly basis through the duration of the 52-week severance period at the annualized salary rate of $223,881 per year. In July 2006, the Company entered into a consulting agreement with Ms. Smiley under which Ms. Smiley will provide specific services to the Company through 2009. The consulting agreement provides that any options granted to Ms. Smiley prior to her separation agreement shall continue to vest through the term of the consulting agreement. In August 2006, the board of directors approved the repricing of Ms. Smiley’s options to purchase shares of common stock at $0.05 per share as outlined in the consulting agreement. In 2006, Ms. Smiley did not receive any cash compensation under the terms of the consulting agreement.

Grants of Plan-Based Awards

The following table sets forth information with respect to grants of plan-based awards for the year ended December 31, 2006 to the named executive officers.

	Grant Date (including repricing date)	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			All Other Option Awards:	Exercise Price of Option Awards (per share)	Grant Date Fair Value of Option Awards (2)
Name		Threshold	Target (1)	Maximum (1)	Number of Securities Underlying Options
Roy H. Chestnutt		$—	$194,787	$—
(4)	06/28/06				4,000,000	$0.10	$400,000
(5)	06/28/06				1,750,000	0.10	175,000
(6)	06/28/06				1,750,000	0.10	175,000
(7)	06/28/06				1,750,000	0.10	175,000
(8)	06/28/06				1,750,000	0.10	175,000
(9)	06/28/06				7,000,000	0.05	—

Michael L. Wilfley		—	59,645	—
(10)	06/28/06				2,250,000	0.10	225,000
(16)	05/03/06				1,000,000	0.05	—	(3)
(16)	05/03/06				64,386	0.05	—	(3)
(16)	05/03/06				200,000	0.05	—	(3)
(16)	05/03/06				55,287	0.05	—	(3)
(16)	05/03/06				250,000	0.05	—	(3)
(16)	05/03/06				1,600,000	0.05	—	(3)
(16)	05/03/06				104,925	0.05	—	(3)
(16)	05/03/06				211,021	0.05	—	(3)

W.K.L. “Scott” Ferguson, Jr		—	52,715	—
(11)	06/28/06				2,250,000	0.10	225,000
(16)	05/03/06				500,000	0.05	—	(3)
(16)	05/03/06				100,000	0.05	—	(3)
(16)	05/03/06				52,582	0.05	—	(3)
(16)	05/03/06				250,000	0.05	—	(3)
(16)	05/03/06				52,531	0.05	—	(3)
(16)	05/03/06				250,000	0.05	—	(3)
(16)	05/03/06				1,200,000	0.05	—	(3)

William C. “Chad” Jones Jr.		—	37,946	—
(12)	06/28/06				1,500,000	0.10	150,000
(13)	06/28/06				1,250,000	0.05	—

Jeffrey A. Brennan		—	35,255	—
(14)	06/28/06				1,500,000	0.10	150,000
(15)	06/28/06				1,000,000	0.05	—

Martha E. Smiley		—	—	—
(17)	08/22/06				650,000	0.05	—	(3)
(17)	08/22/06				65,612	0.05	—	(3)
(17)	08/22/06				250,000	0.05	—	(3)
(17)	08/22/06				57,650	0.05	—	(3)
(17)	08/22/06				250,000	0.05	—	(3)
(17)	08/22/06				1,100,000	0.05	—	(3)
(17)	08/22/06				94,845	0.05	—	(3)
(17)	08/22/06				187,074	0.05	—	(3)

(1)	The Annual Cash Incentive Plan provides for a single payment that is awarded based upon a pro-rata share of the Company’s performance in excess of a pre-determined threshold as determined by the board of directors (see “Annual Cash Incentive Plan”). There were no payments made to named executive officers under the Annual Cash Incentive Plan in 2006.
(2)	Compensation cost for all option awards granted during 2006 was based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Compensation cost calculated under

SFAS 123(R) is amortized to compensation expense on a straight-line basis over the vesting period of the underlying stock option grants. See footnote No. 9, “Stockholder’s Equity “ in the Notes to our Consolidated Financial Statements included in this annual report for the valuation assumptions used in determining the fair value of option grants.

(3)	Certain common stock options were repriced during 2006. There was no incremental change in fair value of these common stock options estimated in accordance with the provisions of SFAS 123(R). See “Material Terms of Option Repricing.”
(4)	Series H Preferred Stock Options (Executive Compensation Shares) vest 25% on December 31, 2006, 2.083% on the last day of each of the first 36 months after December 31, 2006, and the remainder on January 1, 2010.
(5)	Series H Preferred Stock Options (Executive Compensation Shares) vest 100% on February 13, 2007.
(6)	Series H Preferred Stock Options (Executive Compensation Shares) vest 100% on February 13, 2008.
(7)	Series H Preferred Stock Options (Executive Compensation Shares) vest 100% on February 13, 2009.
(8)	Series H Preferred Stock Options (Executive Compensation Shares) vest 100% on February 13, 2010.
(9)	Common Stock Options (Executive Compensation Shares) vest 25% on February 13, 2007, 2.1% on the last day of each of the first 35 months after February 13, 2007, and 1.5% on the last day of the 36th month after February 13, 2007.
(10)	Series H Preferred Stock Options (Executive Compensation Shares) vest 25% on February 13, 2007, 2.1% on the last day of each of the first 35 months after February 13, 2007, and 1.5% on the last day of the 36th month after February 13, 2007.
(11)	Series H Preferred Stock Options (Executive Compensation Shares) vest 25% on February 13, 2007, 2.1% on the last day of each of the first 35 months after February 13, 2007, and 1.5% on the last day of the 36th month after February 13, 2007.
(12)

Series H Preferred Stock Options (Executive Compensation Shares) vest 25% on May 1, 2007, 2.1% on the last day of each of the first 35 months after May 1, 2007, and 1.5% on the last day of the 36th month after May 1, 2007.

(13)	Common Stock Options (Executive Compensation Shares) vest 25% on May 1, 2007, 2.1% on the last day of each of the first 35 months after May 1, 2007, and 1.5% on the last day of the 36th month after May 1, 2007.
(14)

Series H Preferred Stock Options (Executive Compensation Shares) vest 25% on April 24, 2007, 2.1% on the last day of each of the first 35 months after April 24, 2007, and 1.5% on the last day of the 36th month after April 24, 2007.

(15)	Common Stock Options (Executive Compensation Shares) vest 25% on April 24, 2007, 2.1% on the last day of each of the first 35 months after April 24, 2007, and 1.5% on the last day of the 36th month after April 24, 2007.
(16)	Represents common stock options (not considered Executive Compensation Shares) that were repriced to $0.05 per share on May 3, 2006 as described in “Material Terms of Option Repricing”. Common stock options vest ratably over four years from the Option Grant Date as disclosed in the “Outstanding Equity Awards at Fiscal Year End” table.
(17)	Represents Ms. Smiley’s common stock options (not considered Executive Compensation Shares) that were repriced to $0.05 per share on August 22, 2006 as described in “Material Terms of Option Repricing”. Common stock options vest ratably over four years from the Option Grant Date as disclosed in the “Outstanding Equity Awards at Fiscal Year End” table.

Material Terms of Option Repricing

On May 3, 2006, the compensation committee of the board of directors approved the repricing of all common stock options outstanding to current employees to an exercise price of $0.05 per share. Repricing of non-employee common stock options are made at the discretion of the compensation committee. Stock options that are outstanding under the 2000 Stock Incentive Plan, subject to the repricing, were originally issued with exercise prices ranging from $0.10 per share to $0.80 per share. The Company recognized no additional compensation expense as a result of this modification due to the options having no fair value.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth certain information relating to outstanding equity awards to the named executive officers at December 31, 2006.

Named Executive Officer	Option Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable (1)	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price (2)		Option Expiration Date
Roy H. Chestnutt (3)	06/28/06	1,000,000	3,000,000	$0.10		06/28/16
Roy H. Chestnutt (4)	06/28/06	—	1,750,000	$0.10		06/28/16
Roy H. Chestnutt (5)	06/28/06	—	1,750,000	$0.10		06/28/16
Roy H. Chestnutt (6)	06/28/06	—	1,750,000	$0.10		06/28/16
Roy H. Chestnutt (7)	06/28/06	—	1,750,000	$0.10		06/28/16
Roy H. Chestnutt (8)	06/28/06	—	7,000,000	$0.05		06/28/16

Michael L. Wilfley	06/13/00	1,000,000	—	$0.05	(15)	06/13/10
Michael L. Wilfley	04/05/02	64,386	—	$0.05	(16)	04/05/12
Michael L. Wilfley	05/07/02	200,000	—	$0.05	(17)	05/07/12
Michael L. Wilfley	02/25/03	41,465	13,822	$0.05	(17)	02/25/13
Michael L. Wilfley	05/20/03	187,500	62,500	$0.05	(17)	05/20/13
Michael L. Wilfley	12/09/03	1,200,000	400,000	$0.05	(18)	12/09/13
Michael L. Wilfley	02/09/04	52,462	52,463	$0.05	(18)	02/09/14
Michael L. Wilfley	02/15/05	52,755	158,266	$0.05	(18)	02/15/15
Michael L. Wilfley (9)	06/28/06	—	2,250,000	$0.10		06/28/16

W.K.L. “Scott” Ferguson, Jr.	04/04/00	500,000	—	$0.05	(15)	04/04/10
W.K.L. “Scott” Ferguson, Jr.	12/05/00	100,000	—	$0.05	(19)	12/05/10
W.K.L. “Scott” Ferguson, Jr.	04/05/02	52,582	—	$0.05	(16)	04/05/12
W.K.L. “Scott” Ferguson, Jr.	05/07/02	250,000	—	$0.05	(17)	05/07/12
W.K.L. “Scott” Ferguson, Jr.	02/25/03	39,398	13,133	$0.05	(17)	02/25/13
W.K.L. “Scott” Ferguson, Jr.	05/20/03	187,500	62,500	$0.05	(17)	05/20/13
W.K.L. “Scott” Ferguson, Jr.	12/09/03	900,000	300,000	$0.05	(17)	12/09/13
W.K.L. “Scott” Ferguson, Jr. (10)	06/28/06	—	2,250,000	$0.10		06/28/16

William C. “Chad” Jones Jr. (11)	06/28/06	—	1,500,000	$0.10		06/28/16
William C. “Chad” Jones Jr. (12)	06/28/06	—	1,250,000	$0.05		06/28/16

Jeffrey A. Brennan (13)	06/28/06	—	1,500,000	$0.10		06/28/16
Jeffrey A. Brennan (14)	06/28/06	—	1,000,000	$0.05		06/28/16

Martha E. Smiley	06/13/00	650,000	—	$0.05	(15)	06/13/10
Martha E. Smiley	04/05/02	65,612	—	$0.05	(16)	04/05/12
Martha E. Smiley	05/07/02	250,000	—	$0.05	(17)	05/07/12
Martha E. Smiley	02/25/03	43,237	14,413	$0.05	(17)	02/25/13
Martha E. Smiley	05/20/03	187,500	62,500	$0.05	(17)	05/20/13
Martha E. Smiley	12/09/03	825,000	275,000	$0.05	(18)	12/09/13
Martha E. Smiley	02/09/04	47,422	47,423	$0.05	(18)	02/09/14
Martha E. Smiley	02/15/05	46,768	140,306	$0.05	(18)	02/15/15

(1)	Unless otherwise noted, all stock option grants vest ratably over a four-year term from the Option Grant Date.
(2)

With the exception of Ms. Smiley, all options shown in the above table granted before May 3, 2006 were repriced to $0.05 per share on May 3, 2006. See “Material Terms of Option Repricing”. On August 22, 2006, the compensation committee approved the repricing of Ms. Smiley’s options to $0.05 per share as outlined in the consulting agreement dated July 20, 2006. Repriced options shown above are included in the “Grant of Plan Based Awards” table as an award on the date of repricing.
(3)	Series H Preferred Stock Options (Executive Compensation Shares) vest 25% on December 31, 2006, 2.083% on the last day of each of the first 36 months after December 31, 2006, and the remainder on January 1, 2010.
(4)	Series H Preferred Stock Options (Executive Compensation Shares) vest 100% on February 13, 2007. Vested Series H Preferred Stock Options are only exercisable within the applicable exercise period, which shall commence on the first to occur of (i) March 16, 2009, (ii) the date of a Change of Control, and (iii) the date of termination of Mr. Chestnutt’s service with the Company or any of its affiliates. If March 16, 2009 occurs first, then the vested Series H Preferred Stock Options will only be exercisable in the period beginning on March 16, 2009 and ending on March 15, 2010. If a Change of Control is the first to occur, then the vested Series H Preferred Stock Options will only be exercisable in the period beginning 90 days prior to the Change of Control and ending on the 75th day after the Change of Control. If Mr. Chestnutt’s service is terminated first (for any reason other than for Cause), then the vested Series H Preferred Stock Options are only exercisable: (i) within the period commencing on the date of the termination of service and ending on the later of (x) December 31 of the calendar year in which the service termination occurred and (y) March 15 following the service termination date, if such termination of service is other than by reason of Voluntary Termination or for Cause, or (ii) within the period beginning on the service termination date and ending on the 90th day after the service termination date, if such termination is by reason of a Voluntary Termination. If Mr. Chestnutt’s service is terminated first and such termination is for Cause, then there will not be any applicable exercise period and the Series H Preferred Stock Options will terminate and become null and void on the service termination date.
(5)	Series H Preferred Stock Options (Executive Compensation Shares) vest 100% on February 13, 2008. Vested Series H Preferred Stock Options are only exercisable within the applicable exercise period, which shall commence on the first to occur of (i) March 16, 2010, (ii) the date of a Change of Control, and (iii) the date of termination of Mr. Chestnutt’s service with the Company or any of its affiliates. If March 16, 2010 occurs first, then the vested Series H Preferred Stock Options will only be exercisable in the period beginning on March 16, 2010 and ending on March 15, 2011. If a Change of Control is the first to occur, then the vested Series H Preferred Stock Options will only be exercisable in the period beginning 90 days prior to the Change of Control and ending on the 75th day after the Change of Control. If Mr. Chestnutt’s service is terminated first (for any reason other than for Cause), then the vested Series H Preferred Stock Options are only exercisable: (i) within the period commencing on the date of the termination of service and ending on the later of (x) December 31 of the calendar year in which the service termination occurred and (y) March 15 following the service termination date, if such termination of service is other than by reason of Voluntary Termination or for Cause, or (ii) within the period beginning on the service termination date and ending on the 90th day after the service termination date, if such termination is by reason of a Voluntary Termination. If Mr. Chestnutt’s service is terminated first and such termination is for Cause, then there will not be any applicable exercise period and the Series H Preferred Stock Options will terminate and become null and void on the service termination date.
(6)

Series H Preferred Stock Options (Executive Compensation Shares) vest 100% on February 13, 2009. Vested Series H Preferred Stock Options are only exercisable within the applicable exercise period, which shall commence on the first to occur of (i) March 16, 2011, (ii) the date of a Change of Control, and (iii) the date of termination of Mr. Chestnutt’s service with the Company or any of its affiliates. If March 16, 2011 occurs first, then the vested Series H Preferred Stock Options will only be exercisable in the period beginning on March 16, 2011 and ending on March 15, 2012. If a Change of Control is the first to occur, then the vested Series H Preferred Stock Options (Executive Compensation Shares) will only be exercisable in the period beginning 90 days prior to the Change of Control and ending on the 75th day after the Change of Control. If Mr. Chestnutt’s service is terminated first (for any reason other than for Cause), then the vested Series H Preferred Stock Options (Executive Compensation Shares) are only exercisable: (i) within the period commencing on the date of the termination of service and ending on the later of (x) December 31 of the calendar year in which the service termination occurred and (y) March 15 following the service termination date, if such termination of service is other than by reason of Voluntary Termination or for Cause, or (ii) within the period beginning on the service termination date and ending on the 90th day after the service termination date, if such termination is by reason of a Voluntary Termination. If Mr. Chestnutt’s service is terminated first and such termination is for Cause, then there will not be any applicable exercise period and the Series H Preferred Stock Options (Executive Compensation Shares) will terminate and become null and void on the service termination date.

(7)	Series H Preferred Stock Options (Executive Compensation Shares) vest 100% on February 13, 2010. Vested Series H Preferred Stock Options are only exercisable within the applicable exercise period, which shall commence on the first to occur of (i) March 16, 2012, (ii) the date of a Change of Control, and (iii) the date of termination of Mr. Chestnutt’s service with the Company or any of its affiliates. If March 16, 2009 occurs first, then the vested Series H Preferred Stock Options will only be exercisable in the period beginning on March 16, 2012 and ending on March 15, 2013. If a Change of Control is the first to occur, then the vested Series H Preferred Stock Options will only be exercisable in the period beginning 90 days prior to the Change of Control and ending on the 75th day after the Change of Control. If Mr. Chestnutt’s service is terminated first (for any reason other than for Cause), then the vested Series H Preferred Stock Options are only exercisable: (i) within the period commencing on the date of the termination of service and ending on the later of (x) December 31 of the calendar year in which the service termination occurred and (y) March 15 following the service termination date, if such termination of service is other than by reason of Voluntary Termination or for Cause, or (ii) within the period beginning on the service termination date and ending on the 90th day after the service termination date, if such termination is by reason of a Voluntary Termination. If Mr. Chestnutt’s service is terminated first and such termination is for Cause, then there will not be any applicable exercise period and the Series H Preferred Stock Options will terminate and become null and void on the service termination date.
(8)	Common Stock Options (Executive Compensation Shares) vest 25% on February 13, 2007, 2.1% on the last day of each of the first 35 months after February 13, 2007, and 1.5% on the last day of the 36th month after February 13, 2007.
(9)	Series H Preferred Stock Options (Executive Compensation Shares) vest 25% on February 13, 2007, 2.1% on the last day of each of the first 35 months after February 13, 2007, and 1.5% on the last day of the 36th month after February 13, 2007.
(10)	Series H Preferred Stock Options (Executive Compensation Shares) vest 25% on February 13, 2007, 2.1% on the last day of each of the first 35 months after February 13, 2007, and 1.5% on the last day of the 36th month after February 13, 2007.
(11)	Series H Preferred Stock Options (Executive Compensation Shares) vest 25% on May 1, 2007, 2.1% on the last day of each of the first 35 months after May 1, 2007, and 1.5% on the last day of the 36th month after May 1, 2007.
(12)	Common Stock Options (Executive Compensation Shares) vest 25% on May 1, 2007, 2.1% on the last day of each of the first 35 months after May 1, 2007, and 1.5% on the last day of the 36th month after May 1, 2007.
(13)	Series H Preferred Stock Options (Executive Compensation Shares) vest 25% on April 24, 2007, 2.1% on the last day of each of the first 35 months after April 24, 2007, and 1.5% on the last day of the 36th month after April 24, 2007.
(14)	Common Stock Options (Executive Compensation Shares) vest 25% on April 24, 2007, 2.1% on the last day of each of the first 35 months after April 24, 2007, and 1.5% on the last day of the 36th month after April 24, 2007.
(15)	Common Stock Options (not Executive Compensation Shares) were repriced from $0.25 to $0.05. See “Material Terms of Option Repricing”.
(16)	Common Stock Options (not Executive Compensation Shares) were repriced from $0.60 to $0.05. See “Material Terms of Option Repricing”.
(17)	Common Stock Options (not Executive Compensation Shares) were repriced from $0.80 to $0.05. See “Material Terms of Option Repricing”.
(18)	Common Stock Options (not Executive Compensation Shares) were repriced from $0.20 to $0.05. See “Material Terms of Option Repricing”.
(19)	Common Stock Options (not Executive Compensation Shares) were repriced from $0.50 to $0.05. See “Material Terms of Option Repricing”.

Option Exercises

There were no options exercised by any of the named executive officers or directors during the year ended December 31, 2006.

Compensation of Directors

Compensation of directors is the responsibility of the compensation committee of the board of directors. There are no formal standard compensation arrangements for directors that have been adopted by the Company or the board of directors. Certain directors are compensated with a combination of cash and stock options to compensate for their contributions to the oversight of the Company. Stock option pricing and practices are governed by the terms and conditions of the 2000 Stock Incentive Plan and the option agreements.

The following table sets forth the compensation paid to our directors in 2006. The directors named are the only directors who received compensation during 2006.

Name	Year	Fees Earned or Paid in Cash (1)	Option Awards (2)	Total Other Compensation	Total Compensation
James M. Mansour	2006	$75,060	$—	$—	$75,060
Lawrence M. Schmeltekopf (3)	2006	13,333	1,844	—	15,178
Richard W. Orchard (3)	2006	3,333	651	—	3,984

(1)	Mr. Mansour receives annual compensation of $75,000 for his service as a Chairman of the board of directors. Mr. Schmeltekopf receives monthly compensation of $1,666 for his service as Chairman of the audit committee. Mr. Orchard receives monthly compensation of $1,666 for his service as a director. Directors are reimbursed for their reasonable out-of-pocket expenses incurred in attending meetings. Other than the above, directors do not receive cash compensation for serving on the board of directors or any of its committees.
(2)	Compensation cost for all option awards granted during 2006 was based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Compensation cost calculated under SFAS 123(R) is amortized to compensation expense on a straight-line basis over the vesting period of the underlying stock option grants. See footnote No. 9, “Stockholder’s Equity” in the Notes to our Consolidated Financial Statements included in this annual report for the valuation assumptions used in determining the fair value of option grants.
(3)	Mr. Schmeltekopf and Mr. Orchard joined the Company’s board of directors in June 2006 and October 2006, respectively, therefore, compensation included in this table represents a partial year.

Grant of Plan Based Awards to Directors

The following table sets forth information with respect to grants of plan-based awards for the year ended December 31, 2006 to directors.

Name	Grant Date	All Other Option Awards: Number of Securities Underlying Options	Exercise Price of Option Awards (per share)	Grant Date Fair Value of Option Awards (1)
James M. Mansour (2) (3)	10/25/06	1,000,000	$0.05	$—	(5)
James M. Mansour (2) (4)	10/25/06	200,000	0.05	—	(5)
James M. Mansour (2) (4)	10/25/06	200,000	0.05	—	(5)

Lawrence M. Schmeltekopf (6)	10/25/06	200,000	0.10	20,000
Lawrence M. Schmeltekopf (7)	06/28/06	300,000	0.05	—

Richard W. Orchard (8)	10/25/06	200,000	0.10	20,000
Richard W. Orchard (9)	10/25/06	300,000	0.05	—	(5)

(1)	Compensation cost for all option awards granted during 2006 was based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Compensation cost calculated under SFAS 123(R) is amortized to compensation expense on a straight-line basis over the vesting period of the underlying stock option grants. See footnote No. 9, “Stockholder’s Equity” in the Notes to our Consolidated Financial Statements included in this annual report for the valuation assumptions used in determining the fair value of option grants.
(2)	Certain common stock options (not Executive Compensation Shares) issued by the Company were repriced to $0.05 per share on May 3, 2006 as described in “Material Terms of Option Repricing”. On October 25, 2007, the compensation committee approved the repricing of Mr. Mansour’s options to $0.05 per share.
(3)	Common stock options (not Executive Compensation Shares) vest 62,500 shares per quarter beginning with and including the first quarter of 2004.
(4)	Common stock options (not Executive Compensation Shares) vest ratably over 4 years from the Option Grant Date as disclosed in the “Directors Outstanding Equity Awards at Year End” table
(5)	Certain common stock options (not Executive Compensation Shares) were repriced during 2006. There was no incremental change in fair value of these common stock options estimated in accordance with the provisions of SFAS 123(R). See “Material Terms of Option Repricing.”
(6)	Series H Preferred Stock Options (Executive Compensation Shares) vest 25% on June 20, 2007, 2.1% on the last day of each of the first 35 months after June 20, 2007, and 1.5% on the last day of the 36th month after June 20, 2007.
(7)	Common stock options (Executive Compensation Shares) vest 25% on June 20, 2007, 25% on June 20, 2008, 25% on June 20, 2009 and 25% on June 20, 2010.
(8)	Series H Preferred Stock Options (Executive Compensation Shares) vest 25% on October 25, 2007, 2.1% on the last day of each of the first 35 months after October 25, 2007, and 1.5% on the last day of the 36th month after October 25, 2007.
(9)	Common stock options (Executive Compensation Shares) vest 25% on October 25, 2007, 25% on October 25, 2008, 25% on October 25, 2009 and 25% on October 25, 2010.

Directors Outstanding Equity Awards at Year End

The following table sets forth certain information relating to outstanding equity awards to directors at December 31, 2006.

Name and Principal Position	Option Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price	Option Expiration Date
James M. Mansour (1)	02/09/04	500,000	500,000	$0.05	02/09/14
James M. Mansour (2)	02/25/03	150,000	50,000	$0.05	02/25/13
James M. Mansour (3)	06/13/00	200,000	—	$0.05	06/13/10

Lawrence M. Schmeltekopf (4)	10/25/06	—	200,000	$0.10	06/28/16
Lawrence M. Schmeltekopf (5)	06/28/06	—	300,000	$0.05	06/28/16

Richard W. Orchard (6)	10/25/06	—	200,000	$0.10	10/25/16
Richard W. Orchard (7)	10/25/06	—	300,000	$0.05	10/25/16

(1)	Common stock options (not Executive Compensation Shares) were repriced from $0.20 to $0.05. Options vest ratably over four years from the Option Grant Date.
(2)	Common stock options (not Executive Compensation Shares) were repriced from $0.80 to $0.05. Options vest ratably over four years from the Option Grant Date.
(3)	Common stock options (not Executive Compensation Shares) were repriced from $0.25 to $0.05. Options vest ratably over four years from the Option Grant Date.

(4)	Series H Preferred Stock Options (Executive Compensation Shares) vest 25% on June 20, 2007, 2.1% on the last day of each of the first 35 months after June 20, 2007, and 1.5% on the last day of the 36th month after June 20, 2007. Vested Series H Preferred Stock Options are only exercisable within the applicable exercise period, which shall commence on the first to occur of (i) June 27, 2016, (ii) the date of a Change of Control, and (iii) the date of termination of Mr. Schmeltekopf’s service with the Company or any of its affiliates. If June 27, 2016 occurs first, then the vested Series H Preferred Stock Options will only be exercisable in the period beginning on June 27, 2016 and ending on June 28, 2016. If a Change of Control is the first to occur, then the vested Series H Preferred Stock Options will only be exercisable in the period beginning 90 days prior to the Change of Control and ending on the 75th day after the Change of Control. If Mr. Schmeltekopf’s service is terminated first (for any reason other than for Cause), then the vested Series H Preferred Stock Options are only exercisable: (i) within the period commencing on the date of the termination of service and ending on the later of (x) December 31 of the calendar year in which the service termination occurred and (y) March 15 following the service termination date, if such termination of service is other than by reason of Voluntary Termination or for Cause, or (ii) within the period beginning on the service termination date and ending on the 90th day after the service termination date, if such termination is by reason of a Voluntary Termination. If Mr. Schmeltekopf’s service is terminated first and such termination is for Cause, then there will not be any applicable exercise period and the Series H Preferred Stock Options will terminate and become null and void on the service termination date.
(5)	Common stock options (Executive Compensation Shares) vest 25% on June 20, 2007, 25% on June 20, 2008, 25% on June 20, 2009 and 25% on June 20, 2010.
(6)

Series H Preferred Stock Options (Executive Compensation Shares) vest 25% on October 25, 2007, 2.1% on the last day of each of the first 35 months after October 25, 2007, and 1.5% on the last day of the 36th month after October 25, 2007. Vested Series H Preferred Stock Options are only exercisable within the applicable exercise period, which shall commence on the first to occur of (i) October 24, 2016, (ii) the date of a Change of Control, and (iii) the date of termination of Mr. Orchard’s service with the Company or any of its affiliates. If October 24, 2016 occurs first, then the vested Series H Preferred Stock Options will only be exercisable in the period beginning on October 24, 2016 and ending on October 25, 2016. If a Change of Control is the first to occur, then the vested Series H Preferred Stock Options will only be exercisable in the period beginning 90 days prior to the Change of Control and ending on the 75th day after the Change of Control. If Mr. Orchard’s service is terminated first (for any reason other than for Cause), then the vested Series H Preferred Stock Options are only exercisable: (i) within the period commencing on the date of the termination of service and ending on the later of (x) December 31 of the calendar year in which the service termination occurred and (y) March 15 following the service termination date, if such termination of service is other than by reason of Voluntary Termination or for Cause, or (ii) within the period beginning on the service termination date and ending on the 90th day after the service termination date, if such termination is by reason of a Voluntary Termination. If Mr. Orchard’s service is terminated first and such termination is for Cause, then there will not be any applicable exercise period and the Series H Preferred Stock Options will terminate and become null and void on the service termination date.

(7)	Common stock options (Executive Compensation Shares) vest 25% on October 25, 2007, 25% on October 25, 2008, 25% on October 25, 2009 and 25% on October 25, 2010.

Employment Agreements, Severance Benefits and Change in Control Provisions

Employment Agreements

Roy H. Chestnutt entered an employment agreement (the “Chestnutt Agreement”) with Grande Communications Networks, Inc. (“Networks”) on December 31, 2005 with an effective date of January 26, 2006. Under the terms of the Employment Agreement, Mr. Chestnutt’s employment with Networks is at will. Mr. Chestnutt will be paid a base salary of $375,000 per annum with such increases as may be determined by the board of directors, and Mr. Chestnutt is eligible to earn an annual bonus during each fiscal year during which he remains an executive employee of Networks of 100% of his then current base salary if the written annual performance goals adopted by both the board of directors and Mr. Chestnutt are achieved for that fiscal year. If only certain of the annual goals are achieved or if the annual goals are achieved only in part, then any bonus will be at the sole discretion of the board of directors. The Chestnutt Agreement provided that Mr. Chestnutt would receive an annual bonus for 2006 of at least 50% of the salary he earned in 2006, regardless of whether the annual goals were achieved for that year. The Chestnutt Agreement also provided for the reimbursement of relocation expenses incurred by Mr. Chestnutt. On June 28, 2006, Mr. Chestnutt and Networks entered into an Amendment (the “Amendment”) to the Chestnutt Agreement, whereby, among other things, Networks agreed to grant new stock options to Mr. Chestnutt that were in lieu of the stock options that Networks previously agreed to grant to Mr. Chestnutt under the Chestnutt Agreement. The options that were described in the Chestnutt Agreement could not be granted to Mr. Chestnutt under the 2000 Stock Incentive Plan because at that time, shares of common stock designated as Executive Compensation Shares and shares of Series H preferred stock could not be granted under such Plan. The Board amended the 2000 Stock Incentive Plan to comply with Section 409A of the Internal Revenue Code of 1986, as amended, and to add the Series H preferred stock and Executive Compensation Shares to the shares available for issuance under such Plan. The options that were granted to Mr. Chestnutt pursuant to the Amendment were issued at the same exercise price and were with regard to the right to purchase the same number and class of shares as had been described in the Chestnutt Agreement.

The Chestnutt Agreement also provides certain benefits payable upon the occurrence of the following triggering events:

•

If Networks terminates the Agreement without cause or Mr. Chestnutt terminates the Agreement for good reason upon 60 days prior written notice, then Networks must pay Mr. Chestnutt severance in the amount of twelve months salary at his then current base salary and Networks will continue Mr. Chestnutt’s then current insurance and health care coverage until the first anniversary of the date of such termination, provided that Networks may cease providing such insurance and health care coverage at an earlier date if Mr. Chestnutt receives equivalent benefits from his next full time employer. Payment of the severance amount will be made by Networks in equal monthly installments over 12 months. The payment of the severance is conditioned upon Mr. Chestnutt’s delivery to Networks of a release of claims in a form satisfactory to the Board of Directors. The Chestnutt Agreement defines “cause” as (i) the commission by Mr. Chestnutt of a felony or a crime involving moral turpitude or the commission of any other act involving dishonesty, disloyalty or fraud, (ii) conduct by Mr. Chestnutt tending to bring Networks into substantial public disgrace or disrepute, (iii) the failure by Mr. Chestnutt to cure within 30 days of notice of his failure perform in any material respect his obligations under the Chestnutt Agreement or the reasonable directives of the Board of Directors, (iv) gross negligence or willful misconduct of Mr. Chestnutt in providing the services required by the Chestnutt Agreement or (v) the habitual use of alcohol or drugs. The Chestnutt Agreement defines “good reason” as any of the following actions by the Board of Directors: (i) diminishment of Mr. Chestnutt’s duties and responsibilities; (ii) relocation of the office where Mr. Chestnutt is to work to an area outside of the Austin/San Antonio corridor, Texas; (iii) removal of Mr. Chestnutt from the Board of Directors without cause; (iv) removal of Mr. Chestnutt from the office of Chief Executive Officer without cause; or (v) reduction of Mr. Chestnutt’s base salary without cause.

•

In the event of a voluntary termination by Mr. Chestnutt upon 60 days written notice, Mr. Chestnutt will be entitled to the amount of base pay accrued and unpaid through the effective date of termination.

W.K.L. “Scott” Ferguson, Jr. entered into an Employment Agreement (the “Ferguson Agreement”) with Networks on June 28, 2006. Under the terms of the Ferguson Agreement, Mr. Ferguson’s employment is at will. Networks will pay Mr. Ferguson a bi-weekly salary of $7,835.70 (annualized to approximately $204,000) with such increases from time to time as may be determined by the Chief Executive Officer and an annual incentive bonus each fiscal year equal to 50% of his annual salary if annual performance goals adopted by both Mr. Ferguson and the Chief Executive Officer are met for that fiscal year. If only certain or a portion of the annual goals are met during a fiscal year, Mr. Ferguson may earn a bonus in an amount determined by and at the discretion of the Chief Executive Officer and approved by the board of directors. Additional bonuses may be awarded to Mr. Ferguson based on achievement of the Company’s objectives with such bonuses being at the sole discretion of the board of directors. In addition, the Ferguson Agreement also provided for the grant of options to acquire shares of Series H preferred stock. The Ferguson Agreement also provides certain benefits payable upon the occurrence of the following triggering events:

•

If Networks terminates the Agreement without cause or Mr. Ferguson terminates the Agreement for good reason upon 60 days prior written notice, Networks must (i) pay Mr. Ferguson severance in the amount equal to his then current bi-weekly base salary multiplied by 26, provided that if Mr. Ferguson receives any W-2 wages (during the severance period of 52 weeks) as an employee of an employer other than Networks, then the amount of any severance pay payable to Mr. Ferguson by Networks shall be reduced by an amount equal to such wages, and (ii) continue Mr. Ferguson’s then current insurance and health care coverage until the first anniversary of the date of such termination, provided that Networks may cease providing such insurance and health care coverage at an earlier date if Mr. Ferguson receives equivalent benefits from his next full time employer. Payment of the severance amount will be made by Networks in equal bi-weekly installments over 52 weeks. The payment of the severance is conditioned upon Mr. Ferguson’s delivery to Networks of a release of claims in a form satisfactory to the Board of Directors. The Ferguson Agreement defines “cause” as (i) the commission by Mr. Ferguson of a felony or a crime involving moral turpitude or the commission of any other act involving dishonesty, disloyalty or fraud, (ii) conduct by Mr. Ferguson tending to bring Networks into substantial public disgrace or disrepute, (iii) the failure by Mr. Ferguson to cure within 30 days of notice of his failure perform in any material respect his obligations under the Ferguson Agreement, his obligations under the Employee Confidentiality Information and Invention Assignment Agreement between Mr. Ferguson and Networks dated as of May 23, 2000, or the reasonable directives of the Chief Executive Officer or the Board of Directors, (iv) gross negligence or willful misconduct of Mr. Ferguson in providing the services required by the Ferguson Agreement or (v) any substance abuse of Mr. Ferguson in any manner interferes with the performance of his duties under the Ferguson Agreement. The Ferguson Agreement defines “good reason” as any of the following actions by Networks: (i) diminishment of Mr. Ferguson’s duties and responsibilities; (ii) relocation of the office where Mr. Ferguson is to work to an area outside of the Austin/San Antonio corridor, Texas; (iii) removal of Mr. Ferguson from the office of Chief Operating Officer without cause; or (v) reduction of Mr. Ferguson’s base salary without cause.

•

In the event of a “voluntary termination” by Mr. Ferguson upon 60 days written notice, Mr. Ferguson will be entitled to the amount of base pay accrued and unpaid through the effective date of termination.

Michael Wilfley entered into an Employment Agreement (the “Wilfley Agreement”) with Networks on June 28, 2006. Under the terms of the Wilfley Agreement, Mr. Wilfley’s employment is at will. Networks will pay Mr. Wilfley an bi-weekly salary of $8,865.84 (annualized to approximately $231,000) and an annual bonus each fiscal year equal to 50% of his annual salary if annual performance goals adopted by both Mr. Wilfley and the Chief Executive Officer are met for that fiscal year. If only certain or a portion of the annual goals are met during a fiscal year, Mr. Wilfley may earn a bonus in an amount determined by and at the discretion of the Chief Executive Officer and approved by the Board of Directors. Additional bonuses may be awarded to Mr. Wilfley based on achievement of Networks’ objectives with such bonuses being at the sole discretion of the Board of Directors. In addition, the Wilfley Agreement provided for the grant of options to acquire shares of Series H preferred stock. The Wilfley Agreement also provides certain benefits payable upon the occurrence of the following triggering events:

•

If Networks terminates the Agreement without cause or Mr. Wilfley terminates the Agreement for good reason upon 60 days prior written notice, then Networks must (i) pay Mr. Wilfley severance in the amount equal to his then current bi-weekly base salary multiplied by 26, provided that if Mr. Wilfley receives any W-2 wages (during the severance period of 52 weeks) as an employee of an employer other than Networks, then the amount of any severance pay payable to Mr. Wilfley by Networks shall be reduced by an amount equal to such wages, and (ii) continue Mr. Wilfley’s then current insurance and health care coverage until the first anniversary of the date of such termination, provided that Networks may cease providing such insurance and health care coverage at an earlier date if Mr. Wilfley receives equivalent benefits from his next full time employer. Payment of the severance amount will be made by Networks in equal bi-weekly installments over 52 weeks. The payment of the severance is conditioned upon Mr. Wilfley’s delivery to Networks of a release of claims in a form satisfactory to the Board of Directors. The Wilfley Agreement defines “cause” as (i) the commission by Mr. Wilfley of a felony or a crime involving moral turpitude or the commission of any other act involving dishonesty, disloyalty or fraud, (ii) conduct by Mr. Wilfley tending to bring Networks into substantial public disgrace or disrepute, (iii) the failure by Mr. Wilfley to cure within 30 days of notice of his failure perform in any material respect his obligations under the Wilfley Agreement, his obligations under the Employee Confidentiality Information and Invention Assignment Agreement between Mr. Wilfley and Networks dated as of July 12, 2000, or the reasonable directives of the Chief Executive Officer or the Board of Directors, (iv) gross negligence or willful misconduct of Mr. Wilfley in providing the services required by the Wilfley Agreement or (v) any substance abuse of Mr. Wilfley in any manner interferes with the performance of his duties under the Wilfley Agreement. The Wilfley Agreement defines “good reason” as any of the following actions by Networks: (i) diminishment of Mr. Wilfley’s duties and responsibilities; (ii) relocation of the office where Mr. Wilfley is to work to an area outside of the Austin/San Antonio corridor, Texas; (iii) removal of Mr. Wilfley from the office of Chief Financial Officer without cause; or (v) reduction of Mr. Wilfley’s base salary without cause.

•

In the event of a “voluntary termination” by Mr. Wilfley upon 60 days written notice, Mr. Wilfley will be entitled to the amount of base pay accrued and unpaid through the effective date of termination.

Severance Benefits

Severance Practices: While we have no formal severance plan for our executives and have no obligation to pay severance unless it is covered in a written agreement, our practice has been to offer severance benefits to terminated executives (including named executive officers that do not have an employment agreement) based on the position held and the length of service with the Company. We generally offer our executives severance benefits, subject to certain restrictive covenants described below, up to nine months of the then current base salary and health insurance benefits based upon length of service with the Company. Severance payments are generally payable on a bi-weekly basis in equal installments over the severance period.

Restrictive Covenants: In order to be eligible for severance benefits, all executives (including the named executive officers) are required to enter into a Separation Agreement and Full and Final Release of Claims in a form satisfactory to the Company that includes certain restrictive covenants regarding, among other things, the following:

•	Confidentiality of information;

•	Continued adherence to company policies;

•	Noncompete covenants;

•	Nonsolicitation of customers; and

•	Other reasonable restrictions.

Death or Total Disability: Employment with the Company shall terminate upon death or total disability of the named executive officer. After such termination, the Company shall have no obligation or liability other than payment of earned compensation to the named executive officer, or the named executive officer’s estate, the amount of base salary accrued but unpaid at the date of death or total disability, as the case may be.

Change in Control Provisions

Reorganization, Sale of Assets or Sale of Stock which Involves a Change of Control. Except as provided by the board of directors pursuant to the authority described below or expressly provided in the stock option agreement, upon the occurrence of a change of control, as described below, all common and Series H Preferred stock options outstanding shall become immediately vested. For additional information regarding the definitions of change of control that apply to option agreements awarded to the named executive officers, see “2000 Stock Incentive Plan Summary – Change of Control.”

Unless otherwise expressly provided in the individual’s stock option agreement, the board of directors may in its sole discretion, deliver a written notice canceling the unexercised vested portion (including the portion which becomes vested by reason of acceleration). If the common and Series H Preferred stock options outstanding are not canceled, express provision may be made in writing in connection with such change of control for the assumption or continuation of the common and Series H Preferred stock options outstanding, or for the substitution for such options of new options covering the stock of a successor entity, or a parent or subsidiary thereof, with appropriate adjustments as to the number and kinds of shares and exercise prices, in which event the 2000 Stock Incentive Plan and options theretofore granted shall continue in the manner and under the terms so provided and no acceleration shall occur.

Potential Payments upon Termination or Change in Control

The following table sets forth the estimated benefits that would have been payable to our named executive officers as of December 31, 2006 if an event triggering a termination or change in control had occurred on that date:

Name	Benefit	Before Change in Control Termination without cause by Company	Before Change in Control Termination for Good Reason by Executive	Upon Change in Control (1)	After Change in Control Termination without cause by Company or for Good Reason by Executive	Voluntary Termination
Roy H. Chestnutt	Severance Pay (2)	$375,000	$375,000	$—	$375,000	$—
	Benefits Continuation (3)	14,450	14,450	—	14,450	—
	Option Vesting (4)	8,332	45,831	1,000,000	—	45,831

	Total Value	$397,782	$435,281	$1,000,000	$389,450	$45,831

Michael L. Wilfley	Severance Pay (2)	$230,512	$230,512	$—	$230,512	$—
	Benefits Continuation (3)	14,450	14,450	—	14,450	—
	Option Vesting (4)	—	9,375	225,000	—	9,375

	Total Value	$244,962	$254,337	$225,000	$244,962	$9,375

W.K.L. “Scott” Ferguson, Jr.	Severance Pay (2)	$203,728	$203,728	$—	$203,728	$—
	Benefits Continuation (3)	14,450	14,450	—	14,450	—
	Option Vesting (4)	—	9,375	225,000	—	9,375

	Total Value	$218,178	$227,553	$225,000	$218,178	$9,375

William C. “Chad” Jones Jr.	Severance Pay (2)	$157,502	$157,502	$—	$—	$—
	Benefits Continuation (3)	—	—	—	—	—
	Option Vesting (4)	—	—	150,000	—	—

	Total Value	$157,502	$157,502	$150,000	$—	$—

Jeffrey A. Brennan	Severance Pay (2)	$146,250	$146,250	$—	$—	$—
	Benefits Continuation (3)	10,838	10,838	—	—	—
	Option Vesting (4)	—	—	150,000	—	—

	Total Value	$157,088	$157,088	$150,000	$—	$—

(1)

Vesting of stock options upon a change of control (as defined in the option agreements) would be governed under the terms of the Company’s 2000 Stock Incentive Plan. In addition, the stock option agreements provide that the Company may repurchase any shares acquired by exercise of such stock options if the

Grantee is terminated for cause or voluntarily terminates (as such terms are defined in the Plan), at a purchase price equal to the fair market value for such shares, as determined by the board of directors of the Company in its sole discretion. See “Change in Control Provisions” above.

(2)	Severance Pay and Benefits Continuation is estimated based upon the Company’s historical practices for executive severance. See “Severance Practices” above.

(3)	Benefits Continuation represents Cobra payments for medical and dental coverage paid by the Company during the severance period for each named executive officer.

(4)	We adopted the fair value recognition provisions of SFAS No. 123(R) effective January 1, 2006. Compensation cost for all option awards granted during 2006 was based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Compensation cost included in the table represents (i) remaining vesting period for waiting period and (ii) the effects of the acceleration of unvested shares outstanding at December 31, 2006 upon a change in control. See footnote No. 9, “Stockholder’s Equity “ in the Notes to our Consolidated Financial Statements included in this annual report for the valuation assumptions used in determining the fair value of option grants.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

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

As of December 31, 2006, our outstanding capital stock consisted of 12,591,140 shares of common stock, 232,617,838 shares of Series A preferred stock, 20,833,333 shares of Series B preferred stock, 17,005,191 shares of Series C preferred stock, 114,698,442 shares of Series D preferred stock, 7,999,099 shares of Series E preferred stock, 11,758,278 shares of Series F preferred stock and 34,615,330 shares of Series G preferred stock. The total number of votes that could have been cast as of December 31, 2006 equaled 452,118,651. On December 28, 2005, the Company authorized the creation of the 30,000,000 shares of Series H Preferred Stock, of which no shares are issued or outstanding as of December 31, 2006.

Principal Stockholders

The following table presents, as of December 31, 2006 information based upon our records regarding each person known to us to be the beneficial owner of more than 5% of any series of our voting stock:

Name (1)	Number of Common Shares Beneficially Owned		Percentage Of Voting Stock (2)	Beneficial Ownership (3)
Whitney & Co. affiliated funds (the “Whitney Funds”)	105,660,232	(4)	17.89%	23.37%
Centennial	101,529,441	(5)	17.19%	22.46%
Austin Ventures VII, L.P.	30,996,152	(6)	5.25%	6.86%
Alta Communications	30,650,514	(7)	5.19%	6.78%
HarbourVest Partners VI—Direct Fund, L.P.	30,652,654	(8)	5.19%	6.78%
Lightspeed Venture Funds	30,652,628	(9)	5.19%	6.78%
CIBC	28,244,166	(10)	4.78%	6.15%
Trinity Ventures	22,989,490	(11)	3.89%	5.02%

(1)	The address of all principal stockholders is c/o Grande Communications Holdings, Inc., 401 Carlson Circle, San Marcos, Texas 78666.

(2)	Percentage of Voting Stock of such person as of a particular date is calculated by dividing the number of common shares owned by such person as determined in accordance with SEC rules and regulations by the sum of (i) the total number of shares of common stock outstanding, (ii) the total number of shares of common stock issuable upon conversion of preferred stock and (iii) the number of shares of common stock issuable upon exercise of warrants.

(3)	Beneficial ownership is calculated in accordance with SEC rules and regulations. For the purpose of computing the percentage ownership of each beneficial owner, any securities which were not outstanding but which were subject to options, warrants, rights or conversion privileges held by such beneficial owner exercisable within 60 days were deemed to be outstanding in determining the percentage owned by such person, but were not deemed outstanding in determining the percentage owned by any other person.

(4)	Includes the following shares owned by the Whitney Funds:

	Series A Shares	Series C Shares	Series D Shares	Series E Shares	Series F Shares	Series G Shares	Warrants
J.H. Whitney IV, L.P.	32,000,000	1,315,178	13,078,716	1,199,067	1,489,837	6,438,869	25,755,476
J.H. Whitney III, L.P.	—	—	12,775,028	1,171,224	436,569	1,886,793	7,547,172
J.H. Whitney Strategic Partners III, L.P.	—	—	303,687	27,842	10,459	44,863	179,452

(5)	Includes the following shares owned by Centennial Fund VI, L.P., Centennial Strategic Partners VI, L.P., Centennial Entrepreneurs Fund VI, L.P., Centennial Holdings I, L.L.C., Centennial Entrepreneurs Fund V, L.P., and Centennial Fund V, L.P.:

	Series A Shares	Series C Shares	Series D Shares	Series E Shares	Series F Shares	Series G Shares	Warrants
Centennial Fund VI, L.P.	26,391,856	1,426,107	12,163,206	1,115,132	1,213,042	5,934,491	23,737,964
Centennial Strategic Partners VI, L.P.	2,375,267	85,567	915,510	83,934	84,913	497,263	1,989,052
Centennial Entrepreneurs Fund VI, L.P.	684,932	42,783	326,967	29,976	36,391	157,242	628,968
Centennial Holdings I, L.L.C.	547,945	28,522	261,574	23,981	24,261	124,314	497,256
Centennial Entrepreneurs Fund V, L.P.	—	—	328,547	12,390	13,586	49,726	198,904
Centennial Fund V, L.P.	—	—	10,620,713	400,431	439,283	1,607,489	6,429,956

(6)	Includes 20,000,000 shares of Series A preferred stock, 1,055,320 shares of Series C preferred stock, 659,137 shares of Series F preferred stock, 1,856,339 shares of Series G preferred stock and 7,425,356 warrants to acquire common stock owned by Austin Ventures VII, L.P.

(7)	Includes the following shares owned by Alta Communications VIII, L.P., Alta Communications VIII-B, L.P., Alta Associates VIII LLC, and Alta Comm VIII S by S LLC:

	Series A Shares	Series C Shares	Series F Shares	Series G Shares	Warrants
Alta Communications VIII, L.P.	18,648,405	766,628	607,934	1,711,735	6,846,940
Alta Communications VIII-B, L.P.	1,038,238	42,682	33,847	95,300	381,200
Alta VIII Associates, LLC	5,000	—	—	—	—
Alta Comm VIII S by S, LLC	308,357	12,676	10,052	28,304	113,216

(8)	Includes 20,000,000 shares of Series A preferred stock, 821,986 shares of Series C preferred stock, 651,833 shares of Series F preferred stock, 1,835,767 shares of Series G preferred stock and 7,343,068 warrants to acquire common stock owned by HarbourVest Partners VI—Direct Fund, L.P.

(9)	Includes the following shares owned by Weiss, Peck & Greer Venture Associates V, L.L.C., Weiss, Peck & Greer Venture Associates V-A, L.L.C., Weiss, Peck & Greer Venture Associates V Cayman, L.L.C., Lightspeed Venture Partners VI, L.P., Lightspeed Venture Partners VI-A, L.P., Lightspeed Venture Partners VI Cayman, L.P., WPG Information Sciences Entrepreneur Fund II, L.L.C., WPG Information Sciences Entrepreneur Fund II-A, L.L.C., Lightspeed Venture Partners Entrepreneur VI, L.P. and Lightspeed Venture Partners Entrepreneur Fund VI-A, L.P.:

	Series A Shares	Series C Shares	Series F Shares	Series G Shares	Warrants
Weiss, Peck & Greer Venture Associates V, L.L.C.	8,000,000	328,794	260,733	734,306	2,937,224
Weiss, Peck & Greer Venture Associates V-A, L.L.C.	67,000	2,754	2,184	6,149	24,596
Weiss, Peck & Greer Venture Associates V Cayman, L.L.C.	1,641,999	67,485	53,515	150,716	602,864
Lightspeed Venture Partners VI, L.P.	8,797,500	361,572	286,726	807,507	3,230,028
Lightspeed Venture Partners VI-A, L.P.	65,900	2,708	2,148	6,049	24,196
Lightspeed Venture Partners VI Cayman, L.P.	788,000	32,386	25,682	72,329	289,316
WPG Information Sciences Entrepreneur Fund II, L.L.C.	180,000	7,398	5,866	16,521	66,084
WPG Information Sciences Entrepreneur Fund II-A, L.L.C.	111,000	4,562	3,618	10,188	40,752
Lightspeed Venture Partners Entrepreneur VI, L.P.	307,700	12,646	10,028	28,243	112,972
Lightspeed Venture Partners Entrepreneur Fund VI-A, L.P.	40,900	1,681	1,333	3,754	15,016

(10)	Includes the following shares owned by CIBC WMV Inc., CIBC WMC Inc., and CIBC Employee Private Equity Fund Partners:

	Series A Shares	Series C Shares	Series D Shares	Series E Shares	Series F Shares	Series G Shares	Warrants
CIBC WMV, Inc.	11,250,000	616,490	—	—	—	—	—
CIBC WMC, Inc .	—	—	3,269,679	299,766	600,616	1,370,941	5,483,764
CIBC Employee Private Equity Fund Partners	3,750,000	—	—	—	—	320,582	1,282,328

(11)	Includes the following shares owned by Trinity Ventures VII, L.P. and Trinity VII Side-By-Side Fund, L.P.:

	Series A Shares	Series C Shares	Series F Shares	Series G Shares	Warrants
Trinity Ventures VII, L.P.	14,260,593	586,101	466,876	1,314,868	5,259,472
Trinity VII Side-By-Side Fund, L.P	739,407	30,389	21,999	61,957	247,828

Directors and Executive Officers

The following table presents, as of December 31, 2006, information regarding the ownership of our common stock by each of our directors and named executive officers and all of our directors and executive officers as a group:

Name (1)	Number of Common Shares Beneficially Owned		Percentage Of Voting Stock (2)	Beneficial Ownership
James Mansour	1,150,000	(3)	*	*
W.K.L. “Scott” Ferguson, Jr.	3,320,435	(4)	*	*
Roy H. Chestnutt	2,916,640	(5)	*	*
Michael Wilfley	3,600,087	(6)	*	*
Martha E. Smiley	3,402,007	(7)	*	*
Jeffrey A. Brennan	—		—	—
William C. “Chad” Jones Jr.	—		—	—
Lawrence M. Schmeltekopf	—		—	—
Richard W. Orchard	—		—	—
Duncan Butler	—	(8)	—	—
John Hockin	—	(9)	—	—
David Hull, Jr.	—	(10)	—	—
William Laverack	—	(11)	—	—
All directors and executive officers as a group (13 persons)	14,389,169		3.08%	3.10%

*	Less than 1%.

(1)	The address of all directors and officers is c/o Grande Communications Holdings, Inc., 401 Carlson Circle, San Marcos, Texas 78666.

(2)	Percentage of Voting Stock of such person as of a particular date is calculated by dividing the number of common shares beneficially owned by such person by the sum of (i) the total number of shares of common stock outstanding, (ii) the total number of shares of common stock issuable upon conversion of preferred stock, (iii) the number of shares of common stock issuable upon exercise of warrants held by such person, and (iv) the number of shares of common stock issuable upon exercise of options held by such person that are exercisable at December 31, 2006 or within 60 days thereafter.

(3)	Mr. Mansour is a limited partner of JMM PHLP Ltd. and owner of 100% of Telecom.com, a general partner of JMM PHLP, Ltd. Mr. Mansour disclaims beneficial ownership of shares of our capital stock owned by JMM PHLP Ltd. The amount disclosed includes 1,150,000 shares of common stock issuable upon exercise of common stock options within 60 days of December 31, 2006.

(4)	Includes 2,042,613 shares of common stock issuable upon exercise of common stock options, 3,668 shares of common stock issuable upon exercise of common stock warrants, 11,654 shares of common stock issuable upon conversion of preferred stock and 562,500 shares of common stock issuable upon conversion of Series H preferred stock issuable upon exercise of Series H preferred stock options. All stock options and warrants are exercisable within 60 days of December 31, 2006.

(5)	Includes 1,750,000 shares of common stock issuable upon exercise of common stock options and 1,166,640 shares of common stock issuable upon conversion of Series H preferred stock issuable upon exercise of Series H preferred stock options. All stock options are exercisable within 60 days of December 31, 2006.

(6)	Includes 2,891,376 shares of common stock issuable upon exercise of common stock options, 35,264 shares of common stock issuable upon exercise of common stock warrants, 110,947 shares of common stock issuable upon conversion of preferred stock and 562,500 shares of common stock issuable upon conversion of Series H preferred stock issuable upon exercise of Series H preferred stock options. All stock options and warrants are exercisable within 60 days of December 31, 2006.

(7)

The shares of Series A preferred stock, Series C preferred stock, Series F preferred stock and Series G preferred stock listed for Ms. Smiley are owned by Martha Smiley Ventures, Ltd. Includes 2,200,432 shares of common stock issuable upon exercise of common stock options and 45,892 shares of common stock issuable upon exercise of common stock warrants. All stock options and warrants are exercisable within 60 days of December 31, 2006.

(8)	Mr. Butler is a managing director of the general partner of Centennial Fund VI, L.P., Centennial Strategic Partners VI, L.P. and Centennial Entrepreneurs Fund VI, L.P. and a Senior Vice President of Centennial Holdings I, L.L.C. He is also a managing director of the general partner of Prime VIII, L.P. Mr. Butler disclaims beneficial ownership of shares of our capital stock owned by the Centennial funds and Prime VIII, L.P.

(9)	Mr. Hockin is a partner of Whitney & Co., an affiliate of Whitney Funds. Mr. Hockin disclaims beneficial ownership of shares of our capital stock owned by the Whitney funds.

(10)	Mr. Hull is the managing director of the general partner of Centennial Fund VI, L.P., Centennial Entrepreneurs Fund VI, L.P., Centennial Strategic Partners VI, L.P., Centennial Entrepreneurs Fund V L.P. and Centennial Fund V L.P. and Chief Executive Officer of Centennial Holdings I, LLC. Mr. Hull disclaims beneficial ownership of shares of our capital stock owned by the Centennial funds.

(11)	Shares are owned by the Whitney Funds. Mr. Laverack is a managing member of the general partner of each of the Whitney Funds. Mr. Laverack disclaims beneficial ownership of shares of our capital stock owned by the Whitney Funds.

Investor Rights Agreement

We have entered into an amended and restated investor rights agreement with our preferred stockholders and certain of our common stockholders. This investor rights agreement sets forth certain preemptive rights, registration rights, transfer restrictions and covenants. See footnote No. 9, “Stockholder’s Equity “ in the Notes to our Consolidated Financial Statements included in this annual report for a description of our investor rights agreement.

Securities Authorized for Issuance Under Equity Compensation Plan

The Company maintains the 2000 Stock Incentive Plan. The table below sets forth the following information as of December 31, 2006 for (i) all compensation plans previously approved by the Company’s shareholders and (ii) all compensation plans not previously approved by the Company’s shareholders:

(1)	the number of securities to be issued upon the exercise of outstanding options;

(2)	the weighted-average exercise price of such outstanding options; and

(3)	the number of securities remaining available for future issuance under the plans, other than securities to be issued upon the exercise of such outstanding options.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excludes Securities Reflected in First Column)
Equity compensation plan approved by stockholders—common stock (1)	52,384,156	$0.08	27,933,804
Equity compensation plan not approved by stockholders—common stock	—	$—	—
Equity compensation plan approved by stockholders – Series H preferred stock (2)	26,900,000	$0.10	3,100,000
Equity compensation plan not approved by stockholders – Series H preferred stock	—	$—	—

Total	79,284,156		31,033,804

(1)	Outstanding common stock options and common stock options available for future issuance that are designated as Executive Compensation Shares under the 2000 Stock Incentive Plan were 10,850,000 common stock options and 1,150,000 common stock options, respectively.

(2)	All Series H preferred stock options are designated as Executive Compensation Shares under the 2000 Stock Incentive Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Person Transaction Approval

Although no formal written policy is in place, our board of directors reviews and approves all related person transactions where the amount exceeds $120,000. For these purposes, a “related person” is a director, nominee for director, executive officer, or holder of more than 5% of any series of our voting stock, or any immediate family member of any of the foregoing. This policy applies to any financial transaction, arrangement or relationship or any series of similar financial transactions, arrangements or relationships in which the Company is a participant and in which a related person has a direct or indirect interest.

Our board of directors will analyze the following factors, in addition to any other factors the members of the board deem appropriate, in determining whether to approve a related person transaction:

•	whether the terms are fair to Grande;

•	whether the transaction is material to Grande;

•	the role the related person has played in arranging the related person transaction;

•	the structure of the related person transaction; and

•	the interests of all related persons in the related person transaction.

Our board of directors may, in its sole discretion, approve or deny any related person transaction. Approval of a related person transaction may be conditioned upon Grande and the related person following certain procedures designated by the board.

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

Audit fees include amounts billed for our annual audit, quarterly reviews and consultations related to the audit. Audit related fees include amounts billed for services rendered during the year ended December 31, 2005 and 2006 related to the debt filing and benefit plan audits. Tax services fees include amounts billed for services rendered during the year ended December 31, 2005 and 2006 for tax consulting and compliance. Other fees include amounts paid for research software.

	2005	2006
Audit Fees	$288,000	$288,000
Audit Related Fees	30,500	24,000
Tax Fees	5,500	29,500
All Other Fees	3,349	—

	$327,349	$341,500

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

Under the terms of our audit committee charter, all audit and permitted non-audit services to be performed by our independent auditors must be pre-approved in advance by our audit committee. Our audit committee approved all of the permitted non-audit services performed by our independent auditors in 2005 and 2006. For a copy of our audit committee charter, please visit our website at www.grandecom.com/About/investor.jsp.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Form 10-K:

(1)	Financial Statements

(2)	Financial Statement Schedule

(3)	Exhibits

Unless designated by an asterisk indicating that such document has been filed herewith, the Exhibits listed below have been heretofore filed by the Company pursuant to Section 13 or 15(d) of the Exchange Act and are hereby incorporated herein by reference to the pertinent prior filing.

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of Grande Communications Holdings, Inc. (previously filed as exhibit 3.1 to Form 10-K dated March 31, 2006).

3.2	Bylaws of Grande Communications Holdings, Inc. (previously filed as exhibit 3.2 to Form S-1 dated May 18, 2004).

3.3	Amendment No. 1 to Bylaws of Grande Communications Holdings, Inc. (previously filed as exhibit 3.3 to Form 10-Q dated November 5, 2004.)

3.4*	Amendment No. 2 to Bylaws of Grande Communications Holdings, Inc.

4.1	Indenture, dated as of March 23, 2004, by and among Grande Communications Holdings, Inc., the Guarantors named therein and U.S. Bank National Association (previously filed as exhibit 4.1 to Form S-1 dated May 18, 2004).

4.2	Registration Rights Agreement, dated as of March 23, 2004, by and among Grande Communications Holdings, Inc., the Guarantors named therein, Bear, Stearns & Co. Inc. and Deutsche Bank Securities Inc. (previously filed as exhibit 4.2 to Form S-1 dated May 18, 2004).

4.3	Form of 14% Senior Secured Note due 2011 issued in connection with March 2004 offering (previously filed as exhibit 4.3 to Form S-1 dated May 18, 2004).

4.4	Pledge and Security Agreement, dated March 23, 2004, by and among Grande Communications Holdings, Inc., Grande Communications Networks, Inc., Grande Communications ClearSource, Inc., Grande Communications, Inc., Grande Communications Houston, Inc., Denton Telecom Holdings I, L.L.C., Denton Telecom Investors I, L.L.C, Denton Telecom Partners I, L.P., and U.S. Bank National Association (previously filed as exhibit 4.4 to Form S-1 dated May 18, 2004).

4.5	Form of 14% Senior Secured Notes due 2011 issued in connection with March 2006 private placement (previously filed as exhibit 4.5 to Form 10-K dated March 31, 2006).

10.1	System Purchase Agreement by and between Grande Communications, Inc. and Marconi Communications, Inc., dated October 29, 2001, as amended (previously filed as exhibit 10.1 to Form 10-Q dated August 13, 2004).

10.2	Grande Communications Holdings, Inc. Second Amended and Restated 2000 Stock Incentive Plan (previously filed as exhibit 10.1 to Form 8-K dated October 30, 2006.)

10.3	Employment Agreement, dated January 26, 2006 by and between Grande Communications Holdings, Inc. and Roy H. Chestnutt (previously filed as exhibit 10.3 to Form 10-K dated March 31, 2006).

10.4	Fifth Amended and Restated Investor Rights Agreement dated December 12, 2005 by and among Grande Communications Holdings, Inc., Current Investors, Founders and New Investors (previously filed as exhibit 10.4 to Form 10-K dated March 31, 2006).

Exhibit No.	Description

10.5	Lease Agreement between Grande Communications Networks, Inc. and GRC (TX) Limited Partnership, dated August 7, 2003 (previously filed as exhibit 10.5 to Form S-1 dated May 18, 2004).

10.6+	Amendment to Employment Agreement, entered into as of June 28, 2006, by and between Networks and Roy H. Chestnutt (previously filed as exhibit 10.1 to Form 8-K dated July 3, 2006.)

10.7+	Employment Agreement, entered into as of June 28, 2006, by and between the Company and W.K.L. “Scott” Ferguson, Jr. (previously filed as exhibit 10.1 to Form 8-K dated July 5, 2006.)

10.8+	Employment Agreement, entered into as of June 28, 2006, by and between the Company and Michael Wilfley (previously filed as exhibit 10.2 to Form 8-K dated July 5, 2006.)

10.9+	Form of Incentive Stock Option Agreement (Common Stock - Regular) (previously filed as exhibit 10.4 to Form 8-K dated July 5, 2006.)

10.10+	Form of Incentive Stock Option Agreement (Common Stock - Executive Compensation Shares) (previously filed as exhibit 10.5 to Form 8-K dated July 5, 2006.)

10.11+	Form of Incentive Stock Option Agreement (Series H Preferred Stock) (previously filed as exhibit 10.6 to Form 8-K dated July 5, 2006.)

10.12+	Form of Nonqualified Stock Option Agreement (Common Stock - Regular) (previously filed as exhibit 10.7 to Form 8-K dated July 5, 2006.)

10.13+	Form of Nonqualified Stock Option Agreement (Common Stock - Executive Compensation Shares) (previously filed as exhibit 10.8 to Form 8-K dated July 5, 2006.)

10.14+	Form of Nonqualified Stock Option Agreement (Series H Preferred Stock) (previously filed as exhibit 10.9 to Form 8-K dated July 5, 2006.)

10.15	Letter Agreement, dated as of December 29, 2006, amending the System Purchase Agreement, dated October 29, 2001, by and between Tellabs North America, Inc., as the successor-in-interest to Advanced Fibre Access Corporation, the assignee of Marconi Communications, Inc., and Grande Communications Networks, Inc., as assignee of Grande Communications, Inc., as amended by the letter dated December 16, 2002, the letter dated February 20, 2004, the letter dated August 10, 2004, and Amendment No. 4 dated August 13, 2004 (previously filed as exhibit 10.1 to Form 8-K dated January 8, 2007.)

21	Subsidiaries of Registrant (previously filed as exhibit 21 to Form 10-K dated March 31, 2006.)

23.1*	Consent of Ernst & Young LLP.

23.2*	Consent of American Appraisal Associates, Inc.

24*	Power of Attorney of Grande Communications Holdings, Inc. (included on signature page).

31.1*	Certification pursuant to Section 302 of the Sabanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.1*	Written Statement of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

*	Filed herewith.

+	Management compensatory plan or agreement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Grande Communications Holdings, Inc. (Registrant)

Date: March 30, 2007	By:	/s/ ROY H. CHESTNUTT
Roy H. Chestnutt
President and Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Date: March 30, 2007	By:	/s/ MICHAEL L. WILFLEY
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

Signature	Title	Date

/s/ ROY H. CHESTNUTT Roy H. Chestnutt	President and Chief Executive Officer (Principal Executive Officer)	March 30, 2007

/s/ JAMES M. MANSOUR James M. Mansour	Chairman of the Board of Directors	March 30, 2007

/s/ MICHAEL L. WILFLEY Michael L. Wilfley	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 30, 2007

/s/ DUNCAN T. BUTLER Duncan T. Butler	Director	March 30, 2007

/s/ JOHN C. HOCKIN John C. Hockin	Director	March 30, 2007

/s/ DAVID C. HULL, JR. David C. Hull, Jr.	Director	March 30, 2007

/s/ WILLIAM LAVERACK, JR. William Laverack, Jr.	Director	March 30, 2007

/s/ RICHARD W. ORCHARD Richard W. Orchard	Director	March 30, 2007

/s/ LAWRENCE M. SCHMELTEKOPF Lawrence M. Schmeltekopf	Director	March 30, 2007

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

GRANDE COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARY

AS OF DECEMBER 31, 2005 AND 2006 AND FOR EACH OF THE THREE YEARS

IN THE PERIOD ENDED DECEMBER 31, 2006

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

Grande Communications Holdings, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of Grande Communications Holdings, Inc. and Subsidiary as of December 31, 2005 and 2006, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Grande Communications Holdings, Inc. and its Subsidiary at December 31, 2005 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), “Shared Based Payment.”

/s/    Ernst & Young LLP

March 23, 2007

Austin, Texas

GRANDE COMMUNICATIONS HOLDINGS, INC. & SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,
	2005	2006
Assets
Current assets:
Cash and cash equivalents (net of restricted cash of $3,056 and $2,889 as of December 31, 2005 and 2006, respectively)	$26,719	$43,948
Short term investments	350	—
Accounts receivable, net	18,884	17,241
Prepaid expenses	1,973	1,823

Total current assets	47,926	63,012
Property, plant and equipment, net	297,183	271,939
Goodwill	93,639	—
Other intangible assets, net	1,963	1,748
Debt issue costs, net	5,970	5,115
Other assets	3,857	3,227

Total assets	$450,538	$345,041

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$14,232	$11,981
Accrued liabilities	20,333	20,436
Note payable	8	9
Deferred revenue	6,006	6,546
Current portion of capital lease obligations	973	3,859

Total current liabilities	41,552	42,831
Deferred rent	984	1,268
Deferred revenue	4,374	4,551
Capital lease obligations, net of current portion	14,365	16,634
Long term debt	129,056	160,797
Commitments and contingencies (Note 10)
Stockholders’ equity:
Senior series preferred stock:
Series G preferred stock, $0.001 par value per share; 34,615,384 shares authorized, 34,615,330 shares issued and outstanding; liquidation preference of $134,999,787	35	35
Junior series preferred stock:
Series A preferred stock, $0.001 par value per share; 232,617,839 shares authorized, 232,617,838 shares issued and outstanding; liquidation preference of $232,617,838	233	233
Series B preferred stock, $0.001 par value per share; 20,833,333 shares authorized, issued and outstanding; liquidation preference of $25,000,000	21	21
Series C preferred stock, $0.001 par value per share; 30,000,000 shares authorized, 17,005,191 shares issued and outstanding; liquidation preference of $20,406,229	17	17
Series D preferred stock, $0.001 par value per share; 115,384,615 shares authorized, 114,698,442 shares issued and outstanding; liquidation preference of $149,107,975	115	115
Series E preferred stock, $0.001 par value per share; 8,000,000 shares authorized, 7,999,099 shares issued and outstanding; liquidation preference of $19,997,748	8	8
Series F preferred stock, $0.001 par value per share; 12,307,792 shares authorized, 11,758,278 shares issued and outstanding; liquidation preference of $15,285,761	12	12
Series H preferred stock, $0.001 par value per share; 30,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value per share; 828,835,883 shares authorized, 12,989,965 and 13,091,140 shares issued, 12,489,965 and 12,591,140 shares outstanding, at December 31, 2005 and 2006, respectively	13	13
Additional paid-in capital	508,346	508,736
Treasury stock, at cost	(5)	(5)
Accumulated deficit	(248,588)	(390,225)

Total stockholders’ equity	260,207	118,960

Total liabilities and stockholders’ equity	$450,538	$345,041

See accompanying notes.

GRANDE COMMUNICATIONS HOLDINGS, INC. & SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	For the year ended December 31,
	2004	2005	2006
Operating revenues	$179,045	$194,731	$189,867
Operating expenses:
Cost of revenues (excluding depreciation and amortization)	66,754	72,515	63,931
Selling, general and administrative	93,533	95,992	97,826
Depreciation and amortization	57,292	59,507	56,037

Total operating expenses	217,579	228,014	217,794

Operating loss	(38,534)	(33,283)	(27,927)
Other income (expense):
Interest income	762	709	1,546
Interest expense	(15,189)	(18,801)	(23,970)
Other income	—	750	—
Gain on disposal of assets	64	431	2,353
Loss on extinguishment of debt	(2,145)	—	—
Goodwill impairment loss	—	(39,576)	(93,639)

Total other income (expense)	(16,508)	(56,487)	(113,710)

Net loss	$(55,042)	$(89,770)	$(141,637)

Basic and diluted net loss per share	$(4.49)	$(7.21)	$(11.30)
Basic and diluted weighted average number of common shares outstanding	12,272	12,458	12,530

See accompanying notes.

GRANDE COMMUNICATIONS HOLDINGS, INC. & SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2003	439,527	$441	12,309	$12	$505,498	$(5)	$(103,776)	$402,170
Issuance of warrants	—	—	—	—	2,593	—	—	2,593
Exercise of common stock options	—	—	606	1	192	—	—	193
Amortization of non-qualified options	—	—	—	—	25	—	—	25
Other	—	—	5	—	5	—	—	5
Net loss	—	—	—	—	—	—	(55,042)	(55,042)

Balance at December 31, 2004	439,527	$441	12,920	$13	$508,313	$(5)	$(158,818)	$349,944
Exercise of common stock options	—	—	70	—	31	—	—	31
Amortization of non-qualified options	—	—	—	—	2	—	—	2
Net loss	—	—	—	—	—	—	(89,770)	(89,770)

Balance at December 31, 2005	439,527	$441	12,990	$13	$508,346	$(5)	$(248,588)	$260,207
Exercise of common stock options	—	—	101	—	13	—	—	13
Stock Compensation	—	—	—	—	377	—	—	377
Net loss	—	—	—	—	—	—	(141,637)	(141,637)

Balance at December 31, 2006	439,527	$441	13,091	$13	$508,736	$(5)	$(390,225)	$118,960

See accompanying notes.

GRANDE COMMUNICATIONS HOLDINGS, INC. & SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the year ended December 31,
	2004	2005	2006
Cash flows from operating activities:
Net loss	$(55,042)	$(89,770)	$(141,637)
Adjustment to reconcile net loss to net cash provided by operating activities:
Depreciation	53,409	55,266	55,775
Amortization of intangible assets	3,883	4,241	262
Amortization of debt issue costs	774	978	1,000
Provision for bad debts	5,119	5,262	3,514
Accretion of debt discount	623	827	1,109
Non-cash compensation expense	25	29	377
Gain on sale of assets	(64)	(431)	(2,353)
Loss on extinguishment of debt	2,145	—	—
Goodwill impairment loss	—	39,576	93,639
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	(9,606)	(3,195)	(1,848)
Prepaid expenses and other current assets	2,305	1,597	781
Accounts payable	(919)	1,192	(1,432)
Accrued liabilities	5,082	(1,302)	103
Deferred revenue	1,470	295	112
Deferred rent	753	230	285

Net cash provided by operating activities	9,957	14,795	9,687
Cash flows from investing activities:
Maturities of short term investments	—	20,000	350
Purchases of short term investments	(20,000)	(350)	—
Purchases of property, plant and equipment	(50,835)	(48,226)	(30,886)
Purchase price adjustments	119	(69)	—
Proceeds on sale of fixed assets	—	1,151	4,196
Purchase of franchise rights and other	(445)	(895)	(47)

Net cash used in investing activities	(71,161)	(28,389)	(26,387)
Cash flows from financing activities:
Net proceeds from borrowings and promissory notes	132,502	—	30,581
Proceeds from sale leaseback arrangement	—	—	7,373
Payments of long-term debt	(65,401)	(766)	(3,193)
Deferred financing costs	(6,342)	6	(86)
Net borrowings (repayments) on zero-balance cash account	(798)	(153)	(758)
Proceeds from issuance of common stock	192	31	12

Net cash provided by (used in) financing activities	60,153	(882)	33,929
Net change in cash and cash equivalents	(1,051)	(14,476)	17,229
Cash and cash equivalents, beginning of year	42,246	41,195	26,719

Cash and cash equivalents, end of year	$41,195	$26,719	$43,948

Supplemental disclosure:
Cash paid for interest	$10,811	$19,040	$22,886

Cash paid for franchise taxes	$84	$177	$180

Issuance of common stock warrants	$2,593	$—	$—

See accompanying notes.

GRANDE COMMUNICATIONS HOLDINGS, INC. & SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Background and Basis of Presentation

Grande Communications Holdings, Inc. and our consolidated subsidiary, Grande Communications Networks, Inc. (collectively “the Company”) primary business is providing residential and small and medium sized business customers in Texas with a bundled package of cable television, telephone, and broadband Internet and other services. The Company provides these services in seven markets in the state of Texas using local broadband networks that the Company constructed. In addition, the Company provides broadband transport services to medium and large enterprises and communications carriers as well as providing network services by offering telecommunications and data products to medium and large enterprises and communications carriers within the wholesale markets.

The accompanying consolidated financial statements of the Company have been prepared in conformity with U.S. generally accepted accounting principles. The consolidated financial statements include the accounts of Grande Communications Holdings, Inc.’s wholly owned subsidiary. All inter-company transactions and balances have been eliminated.

2. Summary of Significant Accounting Policies

Accounting Estimates

Preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying disclosures. These estimates are based on management’s best knowledge of current events and actions the Company may undertake in the future. Actual results may ultimately differ from these estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash and cash equivalents.

As a result of the Company’s cash management system, checks issued but not presented to the banks for payment may create negative book cash balances (zero-balance accounts). Such negative balances are included in current liabilities and total $4.3 million and $3.5 million in 2005 and 2006, respectively.

The Company has entered into letter of credit agreements that restrict the use of cash. This restricted cash consists of cash maintained in a money market bank account. Restricted cash was approximately $3.1 million and $2.9 million as of December 31, 2005 and 2006, respectively, and is included as a component of other assets in the accompanying consolidated balance sheets.

Accounts Receivable

Accounts receivable are recorded at the net realizable value. We use estimates to determine our allowance for doubtful accounts. These estimates are based on historical collection experience, current trends, credit policy and a percentage of our customer accounts receivable. In determining these percentages, we look at historical write-offs of our receivables.

Property, Plant and Equipment

Our industry is capital intensive, and a large portion of our resources is spent on capital activities associated with building our network. Property, plant and equipment reflects the original cost of acquisition or construction,

GRANDE COMMUNICATIONS HOLDINGS, INC. & SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

including costs associated with network construction and initial customer installations. Direct labor costs directly associated with capital projects are capitalized. We capitalize direct labor costs associated with personnel based upon allocations of time devoted to network construction and customer installation activities. Costs capitalized as part of initial customer installations include materials, direct labor, and certain indirect costs. These indirect costs are associated with the activities of personnel who assist in connecting and activating the new service and consist of compensation and overhead costs associated with these support functions. We capitalized internal direct labor and overhead costs of approximately $10.0 million, $10.6 million and $8.3 million, during the years ended December 31, 2004, 2005 and 2006, respectively. Capitalized labor and overhead costs are depreciated along with the physical assets to which they relate, which have lives of three to ten years depending on the type of asset.

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

Depreciation is calculated on the straight-line method based on the useful lives of the various classes of depreciable property. Assets recorded under capital leases are amortized over the lesser of the life of the underlying asset or the lease term and such amortization is included with depreciation and amortization expense. The average estimated lives of depreciable property, plant and equipment are:

Communications plant	7 to 10 years
Computer equipment	3 years
Software, including general purpose and network	3 years
Buildings	20 years
Leasehold improvements	5 years
Assets under capital lease	3 to 20 years
Furniture, fixtures and vehicles	5 to 7 years
Other	5 to 7 years

Goodwill and Intangible Assets

The Company follows Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, which recognizes that since goodwill and certain intangible assets may have indefinite useful lives, these assets are not amortized but are to be evaluated at least annually for impairment.

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

GRANDE COMMUNICATIONS HOLDINGS, INC. & SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company tests for possible impairment of definite-lived intangible assets whenever events or changes in circumstances, such as a reduction in operating cash flow or a dramatic change in the manner that the asset is intended to be used indicates that the carrying amount of the asset is not recoverable. If indicators exist, the Company compares the undiscounted cash flows related to the asset to the carrying value of the asset. If the carrying value is greater than the undiscounted cash flow amount, an impairment charge is recorded in the statements of operations for amounts necessary to reduce the carrying value of the asset to fair value.

The Company uses a two-step process to test for impairment of the carrying value of goodwill in accordance with SFAS No. 142. The first step of the process compares the fair value of each reporting unit with the carrying value of the reporting unit, including any goodwill. The Company has determined the assignment of goodwill to reporting units based on the nature of the services provided by each company acquired. The wholesale reporting unit includes the assets, including a portion of the goodwill associated with the 2000 acquisition of Thrifty Call Inc., liabilities, and cash flows from network services. The retail reporting unit primarily includes the assets, including a portion of the goodwill from the Thrifty Call acquisition and all of the goodwill associated with the 2002 merger with ClearSource Inc., liabilities and cash flows from bundled services and our broadband transport services. The Company utilizes discounted cash flow and other valuation methodologies to determine the fair value of each reporting unit. If the fair value of each reporting unit exceeds the carrying amount of the reporting unit, goodwill is deemed not to be impaired in which case the second step in the process is unnecessary. If the carrying amount exceeds fair value, the Company performs the second step to measure the amount of impairment loss. Any impairment loss is measured by comparing the implied fair value of goodwill, calculated per SFAS No. 142, with the carrying amount of goodwill at the reporting unit, with the excess of the carrying amount over the fair value recognized as an impairment loss. The Company determined the fair values of its reporting units for the 2005 annual test for impairment based on a combination of (i) estimated discounted cash flow projections, as well as assumptions of terminal value and (ii) market multiples for comparable companies. The 2005 goodwill impairment test resulted in an impairment loss of $39.6 million, the entire amount of goodwill associated with the wholesale reporting unit. During the last half of 2005, the Company revised projections downward for our network services line of service based on its revised business strategy, trends in the industry and management’s analysis of the competitive environment, which negatively impacted the wholesale reporting unit’s future cash flow projections.

During the 2006 annual impairment test, the Company engaged a third-party appraisal firm, American Appraisal Associates, Inc. (“American Appraisal”) to assist in the determination of the fair value of the reporting units, based in part by estimates developed by the Company’s management based on a combination of (i) estimated discounted future cash flow projections, as well as assumptions of terminal value and (ii) market multiples for comparable companies. The Company also used American Appraisal to assist in the determination of the value of the significant tangible and intangible long-lived assets of the retail reporting unit. In 2006, the goodwill impairment test resulted in an impairment loss of $93.6 million, the entire amount of goodwill associated with the retail reporting unit. During 2006, the new management team transitioned the retail business from entrepreneurial to operational while setting projections in line with the current competitive environment and our liquidity position. The downward revision to the future cash flow projections resulted in lower fair value of the retail reporting unit.

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

GRANDE COMMUNICATIONS HOLDINGS, INC. & SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets and is recorded in the period in which the determination was made.

During the year ended December 31, 2005, we recognized a $1.8 million impairment loss related to a franchise fee intangible asset. Refer to Footnote No. 5 “Intangible Assets” for further discussion of the impairment loss. There were no impairments recognized on long-lived assets during 2006.

Revenue Recognition

Revenue from customers consists of fixed monthly fees for bundled services, and certain network services, and usage based fees for long distance services in certain bundles and the majority of our network services. Local governmental authorities impose franchise fees on the majority of our franchises of up to a federally mandated maximum of 5% of annual gross revenues derived from the operation of the cable television system to provide cable television services, as provided in the franchise agreements. Such fees are collected on a monthly basis from our customers and periodically remitted to local franchise authorities. Franchise fees collected and paid are reported as revenues and expenses, respectively. Sales and other taxes imposed by governmental authorities are also collected on a monthly basis from our customers and periodically remitted to governmental authorities. We present revenue net of the applicable sales and other taxes. Our revenues are recognized when services are provided, regardless of the period in which they are billed. Amounts billed in advance are reflected in the balance sheet as deferred revenue and are deferred until the service is provided.

The Company also performs construction services for customers in connection with network service arrangements. This revenue is recognized under the percentage of completion method in accordance with Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts (SOP 81-1). These revenues totaled approximately $0.7 million, $0.0 million and $0.0 million in 2004, 2005 and 2006, respectively.

The Company’s policy for revenue recognition in instances where multiple deliverables are sold contemporaneously to the same counterparty is in accordance with EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables,” and SEC Staff Accounting Bulletin No. 104, “Revenue Recognition.” Specifically, if the Company enters into sales contracts for the sale of multiple products or services, then the Company evaluates whether it has objective fair value evidence for each deliverable in the transaction. If the Company has objective fair value evidence for each deliverable of the transaction, then it accounts for each deliverable in the transaction separately, based on the relevant revenue recognition accounting policies. For arrangements that include installation services, the Company recognizes installation revenue using the residual method. For example, this would occur when the Company enters into an agreement for service that includes the Company providing equipment in connection with the service and the subscriber paying an installation fee as well as monthly charges. Because the Company is providing both a product and a service, revenue is allocated to the product and monthly subscription service based on relative fair value and revenue is allocated to installation services using the residual method. To date, our product revenues have not been significant. In accordance with FASB Statement No. 51, “Financial Reporting by Cable Television Companies”, installation revenues are recognized in the period of installation since they do not exceed the direct selling costs.

Advertising Costs

The Company expenses all advertising costs as incurred. Total advertising expense for 2004, 2005 and 2006 was approximately $2.4 million, $3.3 million and $2.6 million, respectively, and is reflected as a component of selling, general and administrative expense in the accompanying consolidated statements of operations.

GRANDE COMMUNICATIONS HOLDINGS, INC. & SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Debt Issuance Costs

Debt issuance costs are amortized over the life of the related indebtedness using a method that approximates the effective interest method. Amortization expense related to debt issuance costs charged to interest expense was approximately $0.8 million, $1.0 million and $1.0 million in 2004, 2005 and 2006, respectively.

Income Taxes

The Company utilizes the liability method of accounting for income taxes, as set forth in Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Under the liability method, deferred taxes are determined based on the difference between the financial and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse (see Note 7).

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

For the years ended December 31, 2004, 2005 and 2006, the Company reported a net loss, therefore, the following equivalent shares of common stock were not included in the computation of diluted EPS, as their effect was anti-dilutive:

	2004	2005	2006
Convertible preferred stock	439,527,511	439,527,511	439,527,511
Common stock warrants	150,586,160	150,586,160	59,575,248

Total anti-dilutive shares	590,113,671	590,113,671	499,102,759

For the years ended December 31, 2004, 2005 and 2006, the following weighted average options outstanding were not included in the computation of diluted EPS because the exercise price of the option exceeded fair value, therefore, their effect was anti-dilutive:

	2004	2005	2006
Common stock options	48,945,136	50,871,494	51,967,818
Series H preferred stock options	—	—	13,479,726

Total anti-dilutive shares	48,945,136	50,871,494	65,447,544

Stock Based Compensation

At December 31, 2006, the Company has a stock-based employee compensation plan, which is described more fully in Note 9. Prior to January 1, 2006, the Company accounted for the plan under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation. No stock-based employee compensation cost was recognized in the Consolidated Statement of Operations for the years ended December 31, 2004 or 2005, as all options granted under those plans had an exercise price equal to the fair

GRANDE COMMUNICATIONS HOLDINGS, INC. & SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

value of the underlying common stock on the date of grant. Prior to the adoption of FASB Statement No. 123(R), Share-Based Payment (“SFAS 123(R)”), we used the minimum value method of measuring stock options for the pro forma disclosure under SFAS 123. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123(R), using the prospective transition method. Under that transition method, compensation cost recognized in 2006 includes compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Results for prior periods have not been restated.

Compensation expense calculated under SFAS 123(R) is amortized to compensation expense on a straight-line basis over the vesting period of the underlying stock option grants. The adoption of SFAS 123(R) resulted in an increase of $0.4 million in selling, general and administrative expenses during the year ended December 31, 2006 and an increase of $0.4 million in operating loss and net loss during the year ended December 31, 2006. The adoption of SFAS 123(R) had an impact of $0.03 on basic and diluted net loss per share for the year ended December 31, 2006.

Fair Value of Financial Instruments

The carrying amounts reflected in the balance sheets for cash, cash equivalents, certificates of deposit, accounts receivable, and accounts payable approximate fair value due to the short-term nature of the instruments. The fair value and carrying amount of the Company’s senior note was approximately $130.8 million and $129.0 million at December 31, 2005, and $179.8 million and $160.8 million as of December 31, 2006. Fair value of the senior note was estimated based on trading activity.

Sources of Supplies

The Company attempts to maintain multiple vendors for each required product. If the vendors are unable to meet the Company’s needs as it builds out its’ network infrastructure, then delays and increased costs in the expansion of the Company’s network infrastructure could result, which would adversely affect operating results.

Recent Accounting Pronouncements

How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement

In June 2006, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation)” (“EITF No. 06-3”) that, for periods beginning after December 15, 2006, entities may adopt a policy of presenting taxes in the income statement on either a gross or net basis. Gross or net presentation may be elected for each different type of tax, but similar taxes should be presented consistently. Taxes within the scope of EITF No. 06-3 would include taxes that are imposed concurrent with or subsequent to a revenue transaction between a seller and a customer. We do not expect our adoption of this new standard to have a material impact on our financial position, results of operations or cash flows.

Accounting for Uncertainty in Income Taxes

In July 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the recognition threshold and measurement of a tax position taken on a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. FIN 48 also requires expanded disclosure with respect to the uncertainty in income taxes. We do not expect our adoption of this new standard to have a material impact on our financial position, results of operations or cash flows.

GRANDE COMMUNICATIONS HOLDINGS, INC. & SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value Measurements

In September 2006, the FASB issued SFAS Statement No. 157, “Fair Value Measurements”. This new standard provides enhanced guidance for using fair value to measure assets and liabilities, and requires expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The new standard is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Early adoption is permitted. We do not expect our adoption of this new standard to have a material impact on our financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We do not expect our adoption of this new standard to have a material impact on our financial position, results of operations or cash flows.

3. Accounts Receivable

Accounts receivable consists of the following as of December 31, 2005 and 2006:

	2005	2006
	(in thousands)
Accounts receivable, trade	$20,326	$18,434
Less-allowance for doubtful accounts	(1,442)	(1,193)

Accounts receivable, net	$18,884	$17,241

The activity in the Company’s allowance for doubtful accounts for the years ending December 31, 2004, 2005 and 2006 was as follows:

	Balance at Beginning of Year	Charged to Costs and Expenses	Write-offs	Balance at End of Year
	(in thousands)
2004	$2,633	$5,119	$(5,246)	$2,506
2005	2,506	5,262	(6,326)	1,442
2006	1,442	3,514	(3,763)	1,193

GRANDE COMMUNICATIONS HOLDINGS, INC. & SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. Property, Plant and Equipment

Property, plant and equipment consist of the following as of December 31, 2005 and 2006:

	2005	2006
	(in thousands)
Communications plant	$407,835	$425,583
Computer equipment	6,094	6,377
Software, including general purpose and network	29,198	29,857
Buildings, leasehold improvements and land	4,711	4,512
Furniture, fixtures and vehicles	4,143	4,127
Other equipment	20,677	23,095
Assets under capital leases	16,607	24,738
Construction in process	6,854	6,509
Construction inventory	9,107	8,626

	505,226	533,424
Less—accumulated depreciation	(208,043)	(261,485)

Property, plant and equipment, net	$297,183	$271,939

5. Intangible Assets

Definite-lived intangible assets consist of the following at December 31, 2005 and 2006:

		2005		2006
		(in thousands)
	Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Subscriber base	2 – 3 years	$10,081	$(10,081)	$10,081	$(10,081)
Franchise and access rights	5 – 15 years	2,468	(505)	2,501	(753)

		$12,549	$(10,586)	$12,582	$(10,834)

During the fourth quarter of 2005, Grande’s application for a state-issued certificate of franchise authority (SICFA) was approved by the Public Utility Commission of Texas, which eliminated the need for individual city franchise agreements. As a result of the SICFA approval, the franchise fee intangible asset was impaired, resulting in a $1.8 million impairment charge in the fourth quarter of 2005. This impairment charge is included in amortization expense. No impairment was recognized during 2006.

Amortization expense was $3.9 million, $4.2 million and $0.3 million for the years ending December 31, 2004, 2005 and 2006, respectively. The weighted average remaining life for the franchise and access right intangible asset is approximately 5 years and there is no remaining life for the subscriber base intangible asset. Amortization expense associated with the net carrying value of definite-lived intangible assets is estimated to be $0.3 million in 2007 through 2013.

GRANDE COMMUNICATIONS HOLDINGS, INC. & SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. Accounts Payable and Accrued Liabilities

Included in accounts payable are negative book cash balances of $4.3 million and $3.5 million in 2005 and 2006, respectively.

Accrued liabilities consist of the following as of December 31, 2005 and 2006:

	2005	2006
	(in thousands)
Accrued compensation	$2,279	$2,613
Accrued property taxes	4,647	4,073
Accrued taxes—other	2,037	2,108
Accrued interest	4,760	5,880
Accrued programming	3,268	2,205
Accrued other	3,342	3,557

Accrued liabilities	$20,333	$20,436

7. Income Taxes

As of December 31, 2006, the Company had federal net operating loss carry-forwards of approximately $368 million. The net operating loss carry-forwards will expire beginning in 2020 if not utilized.

Utilization of the net operating losses may be subject to a substantial annual limitation due to the “change in ownership” provisions of the Internal Revenue Code of 1986. The annual limitation may result in the expiration of net operating losses before utilization.

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of deferred tax assets and liabilities as of December 31, 2004, 2005 and 2006 are as follows:

	2004	2005	2006
	(in thousands)
Deferred tax assets:
Amortizable assets	$—	$9,434	$7,979
Deferred revenue	—	1,996	1,755
Other	64	72	83
Capital lease	4,840	4,730	6,187
Deferred rent	—	—	444
Reserves	1,047	680	683
Net operating loss carryforwards	99,152	118,902	129,926

Total deferred tax assets	105,103	135,814	147,057

Deferred tax liabilities:
Amortizable assets	3,814	—	—
Depreciable assets	19,744	21,259	20,789

Total deferred tax liabilities	23,558	21,259	20,789

Net deferred tax asset	81,545	114,555	126,268
Less-valuation allowance	(81,545)	(114,555)	(126,268)

Total deferred taxes	$—	$—	$—

GRANDE COMMUNICATIONS HOLDINGS, INC. & SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has established a valuation allowance equal to the net deferred tax asset due to uncertainties regarding the realization of the deferred tax asset based on the Company’s lack of earnings history. The valuation allowance increased approximately $11.7 million during the year ended December 31, 2006. As of December 31, 2006, approximately $23.1 million of the valuation allowance relates to the 2002 merger with ClearSource, Inc.

Effective January 1, 2007, the State of Texas changed its Texas Franchise Tax to a Gross Margin Tax. This change significantly reduced the Company’s ability to utilize its net operating loss carryforwards in future periods under the Texas Gross Margin Tax.

The Company’s provision for income taxes differs from the expected tax expense (benefit) amount computed by applying the statutory federal income tax rate of 35% to income before income taxes primarily as a result of the following for the years ended December 31 as follows:

	2004	2005	2006
	(in thousands)
Computed at federal statutory rate	$(19,265)	$(31,372)	$(49,468)
State taxes, net of federal benefit	(1,644)	(2,682)	(1,415)
Impact of change in state tax law	—	—	9,688
Permanent items and other	(323)	1,054	(3,292)
Impairment of nondeductible goodwill	—	—	32,774
Valuation allowance	21,232	33,000	11,713

Provision (benefit) for income taxes	$—	$—	$—

8. Long Term Debt

Long-term debt consists of the following as of December 31, 2005 and 2006:

	2005	2006
	(in thousands)
14% senior notes	$136,000	$168,000
Capital leases	15,338	20,493
Note payable	41	33

	151,379	188,526
Less-current portion	(981)	(3,868)

Long-term debt	150,398	184,658
Discount on debt	(6,977)	(7,227)

Long-term debt, net of discount	$143,421	$177,431

14% Senior Secured Notes

Long-term Debt. On March 23, 2004, the Company completed a private placement offering for 136,000 units each consisting of (1) $1,000 of senior notes due in 2011 and (2) a warrant to purchase 100.336 shares of common stock. See the discussion of the warrants in footnote No. 9 below. The senior notes accrue interest at the rate of 14% per annum with the interest payable semi-annually in cash in arrears on April 1 and October 1. The senior notes are governed by the indenture between the Company and U.S. Bank National Association, as Indenture Trustee, dated March 23, 2004 (“Indenture”). On March 24, 2006, we raised net proceeds of approximately $30.5 million in a private placement of an additional $32.0 million in aggregate principal amount

GRANDE COMMUNICATIONS HOLDINGS, INC. & SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of senior notes. These additional notes were issued under the Indenture and are part of the same series of senior notes as those issued in March 2004.

Our subsidiary, Grande Communications Networks, Inc., (the “Subsidiary Guarantor”), has unconditionally guaranteed, jointly and severally, the payment of the principal, premium and interest (including any additional interest on the senior notes) on a senior secured basis.

The senior notes and the Subsidiary Guarantor’s guarantees thereof are secured by a first priority perfected security interest, subject to certain permitted encumbrances, in substantially all of our subsidiary’s property and assets, including substantially all of it’s property, plant and equipment.

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

At any time prior to April 1, 2007, Grande may on any one or more occasions redeem senior notes issued under the Indenture at a redemption price of 114% of the principal amount, plus accrued and unpaid interest and Liquidated Damages (as defined in the Indenture), if any, to the redemption date, with the net cash proceeds of one or more equity offerings; provided that:

(1) at least 65% of the aggregate principal amount of senior notes originally issued under the Indenture on the issue date (excluding notes held by Grande and its subsidiary) remains outstanding immediately after the occurrence of such redemption; and

(2) the redemption occurs within 90 days of the date of the closing of such Equity Offering (as defined in the Indenture).

If we experience specific kinds of change of control events, each holder of senior notes may require us to repurchase all or any portion of such holder’s senior notes at a purchase price equal to 101% of the principal amount of the senior notes, plus accrued and unpaid interest to the date of repurchase.

The Indenture contains covenants that, among other things, limit our ability to:

•	incur additional indebtedness, issue disqualified capital stock (as defined in the Indenture) and, in the case of our restricted subsidiary, issue preferred stock;

•	create liens on our assets;

•	pay dividends on, redeem or repurchase our capital stock or make other restricted payments;

•	make investments in other companies;

•	enter into transactions with affiliates;

•	enter into sale and leaseback transactions;

•	sell or make dispositions of assets;

GRANDE COMMUNICATIONS HOLDINGS, INC. & SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•	place restrictions on the ability of our subsidiary to pay dividends or make other payments to us; and

•	engage in certain business activities.

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

The senior notes were issued with original offering discounts of $5.8 million in 2004 and $1.4 million in 2006. These discounts are being amortized to interest expense using the effective interest method over the term of the underlying notes. Amortization of discounts was $0.6 million, $0.8 million, and $1.1 million in 2004, 2005, and 2006, respectively.

The Company incurred debt issuance costs related to these units of $6.4 million in 2004 and $0.1 million in 2006. Amortization of debt issuance costs was $0.8 million, $1.0 million and $1.0 million in 2004, 2005, and 2006, respectively.

2001 Credit Facility

In October 2001, the Company entered into a credit facility with a total capacity of $70 million, governed by a single credit agreement. Concurrent with the closing of the senior notes in March 2004, we paid $64.8 million to extinguish the 2001 Credit Facility. In conjunction with this repayment, we recognized a $2.1 million loss on debt extinguishment and we reclassified $3.2 million of cash to other long-term assets as collateral for our existing letters of credit.

Capital Leases

The Company has entered into significant capital leases for office buildings and billing software. In 2006, the Company entered into capital leases to finance the purchase of various customer premise equipment. The leases expire in varying years through 2024.

GRANDE COMMUNICATIONS HOLDINGS, INC. & SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Scheduled payments for the capital leases as of December 31, 2006 are as follows (in thousands):

2007	$5,439
2008	4,815
2009	2,335
2010	1,692
2011 and thereafter	20,943

Total minimum lease payments	35,224
Amounts representing interest	(14,731)

Present value of net minimum lease payments	20,493
Less current maturities	(3,859)

Total long term capital lease	$16,634

Capitalized Interest

The Company capitalizes interest expense incurred from debt utilized to fund the construction of the network. The total amounts capitalized were approximately $2.9 million, $3.3 million and $2.2 million, during the years ended December 31, 2004, 2005 and 2006, respectively.

9. Stockholders’ Equity

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

GRANDE COMMUNICATIONS HOLDINGS, INC. & SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

any registration statements required to be filed pursuant to the terms of the registration rights agreement and the equity registration rights agreement.

Transfer Restrictions. Before a stockholder party to our investor rights agreement may sell, transfer or exchange its stock, it must offer the shares first to the Company and second to our preferred stockholders. A preferred stockholder also has the right to participate in a sale of stock by another preferred stockholder. These transfer restrictions do not apply to transfers of our capital stock to (a) an affiliate or family member of the stockholder, (b) a partner, member or stockholder of the stockholder entity, (c) a distribution in connection with the dissolution, winding-up or liquidation of a stockholder or (d) a transferee of a stockholder by will or the laws of intestate succession.

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

The Company has authorized eight series of preferred stock, in alphabetical sequence from A to H (the “Preferred Stock”). As of December 31, 2006, no shares of Series H preferred stock has been issued, however, options to acquire Series H preferred stock have been granted. See below under the caption “Equity Incentive Plan” for discussion of the options related to Series H preferred stock.

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

The Company entered into the Series G Preferred Stock Purchase Agreement, dated October 27, 2003, with a number of investors under which the Company sold 34,615,330 shares of Series G Preferred Stock (“Series G”) to such investors for a purchase price of $1.30 per share, for gross proceeds of $44,999,999. Each share of Series G preferred stock was initially convertible into one share of common stock at the election of the holder, based on a conversion ratio as defined in the agreement, initially set at one to one and adjusted from time to time based on

GRANDE COMMUNICATIONS HOLDINGS, INC. & SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

certain anti-dilution provisions. The Company has also issued warrants to purchase 138,461,320 shares of common stock in connection with this sale of Series G preferred stock. For every share of Series G preferred stock purchased by an investor, such investor received four Warrants to purchase one share of common stock at an initial exercise price of $0.01 per share of common stock. The warrants have a ten year life and are immediately exercisable. Each share of Series G preferred stock has voting rights equal to the number of shares of common stock into which the preferred stock could then be converted.

The Company has an investor rights agreement, as amended, with all purchasers of its various preferred stock that includes certain registration rights, preemptive rights, transfer restrictions, company covenants and corporate governance provisions.

In the event of any liquidation, dissolution or winding up of the Company, the holders of the Series G preferred stock are entitled to receive, prior and in preference to any distribution to the holders of any other series of preferred stock or common stock, $3.90 per share plus declared but unpaid dividends on such shares. Any amounts remaining, after the payment to the holders of Series G preferred stock, will be distributed to the holders of the other series of preferred stock, prior and in preference to any distribution to the holders of common stock, an amount per share, which ranges from $1.00 to $2.50, plus declared but unpaid dividends on such shares. Additionally, upon the closing of an underwritten public offering, the holders of Series G preferred stock are entitled to receive $3.90 per share of value under an automatic conversion, with the right but not the obligation to receive $1.30 of the value in cash and the remainder in common stock. Upon such conversion, all declared but unpaid dividends shall be paid.

The Company valued the common stock warrants issued in connection with the Series G Preferred Stock at $0.20 per warrant or $27,692,307 and recorded this amount in additional paid in capital. The assumptions used to value these warrants were as follows: Expected Life—2 years, Fair Value of Common Stock—$0.20, Dividend Yield—0%, Risk Free Interest Rate—3%.

Concurrent with the closing of the senior notes, the Company issued warrants to acquire 13,645,696 shares of common stock at $0.01 per share. The Company valued the warrants issued in connection with the senior notes at $2.6 million and recorded this amount in additional paid in capital. The assumptions used to value this warrant were as follows: Expected Life—12 years, Fair Value of Common Stock—$0.20, Dividend Yield—0%, Risk Free Interest Rate—3%.

Equity Incentive Plan

On October 25, 2006, the board of directors of the Company approved and adopted the Grande Communications Holdings, Inc. Second Amended and Restated 2000 Stock Incentive Plan (the “2000 Stock Incentive Plan”). The stockholders approved the 2000 Stock Incentive Plan at the annual stockholders meeting on December 6, 2006.

•

Stock Subject to the Plan. The number of shares of common stock available for issuance under the 2000 Stock Incentive Plan is the lesser of (i) 10% of all of the shares of capital stock on a fully diluted basis, as if all such shares of capital stock were converted to common stock or (ii) 82,000,000 shares of common stock. Of the shares available for issuance under the 2000 Stock Incentive Plan, 30,000,000 shares of Series H preferred stock and 12,000,000 shares of common stock are designated as “Executive Compensation Shares”. The maximum number of shares that may be reserved for issue pursuant to incentive stock options under the 2000 Stock Incentive Plan may not exceed 82,000,000 shares of stock. At December 31, 2006, approximately 27.9 million shares of common stock and approximately

GRANDE COMMUNICATIONS HOLDINGS, INC. & SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.1 million shares of Series H Preferred Stock were available for issuance under the 2000 Stock Incentive Plan (of which 1.2 million shares of common stock and 3.1 million shares of Series H preferred stock are available for issuance as Executive Compensation Shares).

•

Eligibility. Officers, employees, directors, consultants or advisers to the Company are eligible to participate in the plan. The 2000 Stock Incentive Plan provides that the Executive Compensation Shares may be issued to the Chief Executive Officer of Grande Communications Holdings, Inc. The Restated Certificate of Incorporation of Grande Communications Holdings, Inc., however, provides that the Executive Compensation Shares may only be issued to the Chief Executive Officer of the Company or any other independent director, officer or key employee, as approved by the board of directors from time to time.

•	Awards Under the Plan. The Company may award “incentive stock options” and “non-statutory stock options” under the 2000 Stock Incentive Plan (in either case we refer to such awards as the options(s)).

Incentive Stock Options. Incentive stock options awarded under the 2000 Stock Incentive Plan must have an exercise price of at least 100% of the fair market of our stock on the date of grant. In the case of an employee who owns more than 10% of our voting power, the exercise price will be the greater of the aggregate par value of the stock and at least 110% of the fair market value of the stock on the date of grant.

Non-Statutory Stock Options. The Company can award non-statutory stock options to any person eligible under the 2000 Stock Incentive Plan. The minimum exercise price for non-statutory stock options under the 2000 Stock Incentive Plan is 85% of the fair market value of our stock on the date of grant, provided, however, that (i) if the grantee owns more than 10% of our voting power, the exercise price will be the greater of the aggregate par value of the stock and at least 110% of the fair market value of the stock on the date of grant, (ii) to the extent that the option is intended to comply with Section 409A of the Internal Revenue Code of 1986, as amended, the exercise price will be the greater of the aggregate par value of the stock and at least 100% of the fair market value of the stock on the date of grant.

•

Vesting. Options and restricted stock awards vest as determined by the board of directors and as stated in the individual’s Award Agreement. Vesting is subject to a participant’s continued employment or service with the Company. Vesting of such options are subject to acceleration upon a Change of Control, as defined in the 2000 Stock Incentive Plan, unless the board of directors exercises the right to cancel vested options or the option agreement provides otherwise. Generally, unless a specific option agreement provides otherwise, the options with respect to shares of stock that are not Executive Compensation Shares provide for a vesting of the total number of option shares over a four year period, commencing with vesting of 25% of the option shares on the first anniversary of the vesting start date, and an additional 25% for each of the three following anniversaries of that date. Generally, unless a specific option agreement provides otherwise, the options for Executive Compensation Shares vest as follows: (i) 25% of the total option shares on the first anniversary of the vesting start date, (ii) 2.1% of the option shares on the last day of each of the first 35 months after such first anniversary, and (iii) 1.5% of the option shares on the last day of the 36th month after such first anniversary.

GRANDE COMMUNICATIONS HOLDINGS, INC. & SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Valuation assumptions

The fair value of each award granted from the Company’s stock option plan during the year ended December 31, 2006 was estimated at the date of grant using the Black-Scholes-Merton option pricing model, assuming no expected dividends and the following weighted average assumptions:

2006
Expected volatility	75%
Expected life in years	6.25
Risk-free interest rate	4.58%-5.23%

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

Risk free interest rate: Based on the U.S. Treasury yield curve in effect at the time of the grant.

Expected volatility of stock: Based on the volatility of similar entities (referred to as guideline companies). In evaluating similarity, we considered factors such as industry, stage of life cycle, size and financial leverage.

Dividends: The Black-Scholes-Merton valuation model includes a single expected dividend yield as an input. The Company has not issued any dividends, and is prohibited to issue dividends under the Indenture.

Estimated forfeitures: When estimating forfeitures, the Company considered historical forfeiture behavior, as well as other factors.

A summary of option activity under the 2000 Stock Incentive Plan during the year ended December 31, 2006 is presented in the following table:

	Common Stock Options				Preferred Stock Options
	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2005	49,414,571	$0.13			—	$—
Granted	14,289,092	0.05			27,400,000	0.10
Exercised	(102,175)	0.12			—	—
Expired	(4,282,445)	0.39			—	—
Forfeited	(6,934,887)	0.15			(500,000)	0.10

Outstanding at December 31, 2006	52,384,156	$0.08	6.6	$—	26,900,000	$0.10	9.3	$—

Vested and exercisable at December 31, 2006	30,243,498	$0.10	5.0	$—	1,000,000	$0.10	9.1	$—

GRANDE COMMUNICATIONS HOLDINGS, INC. & SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information concerning option activity:

Year Ended December 31, 2006
Common Stock Options:

Weighted average fair value of options granted	$0.02
Intrinsic value of options exercised	$—
Fair value of options vested	$—

Preferred Stock Options:

Weighted average fair value of options granted	$0.07
Intrinsic value of options exercised	$—
Fair value of options vested	$70,000

The following table summarizes information concerning nonvested options during the year ended December 31, 2006:

	Common Stock Options		Preferred Stock Options
	Options	Weighted Average Grant Date Fair Value	Options	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2006	21,641,874	$0.01	—	$—
Granted	14,289,092	0.02	27,400,000	0.07
Vested	(6,855,421)	0.01	(1,000,000)	0.07
Forfeited	(6,934,887)	0.01	(500,000)	0.07

Nonvested at December 31, 2006	22,140,658	$0.01	25,900,000	$0.07

On May 3, 2006, the compensation committee of the board of directors approved the repricing of all common stock options outstanding to current employees to an exercise price of $0.05 per share. The Company recognized no additional compensation expense as a result of this modification due to the options having no fair value.

Total compensation costs related to stock options were $0.4 million for the year ended December 31, 2006. As of December 31, 2006, $1.3 million of unrecognized compensation costs related to non-vested option grants are expected to be recognized over the course of the following four years. Cash received on exercise of stock options was $11,799 for the year ended December 31, 2006. Upon share option exercise, new shares are issued as opposed to treasury shares.

GRANDE COMMUNICATIONS HOLDINGS, INC. & SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement 123 to options granted under the Company’s stock option plan in all periods presented prior to the adoption of SFAS 123(R).

	2004	2005
	(in thousands, except per share data)
Net loss, as reported	$(55,042)	$(89,770)
Total stock-based employee compensation expense determined under fair value based method for all awards	(683)	(292)

Pro forma net loss	$(55,725)	$(90,062)

Basic and diluted net loss per share, as reported	$(4.49)	$(7.21)
Basic and diluted net loss per share, pro forma	$(4.54)	$(7.23)
Basic and diluted weighted average number of common shares outstanding	12,272	12,458

For purposes of this pro forma disclosure, the value of the options was estimated using a Black-Scholes-Merton option-pricing formula and amortized to expense over the options’ vesting periods. The fair value of these options was estimated at the date of grant with the following weighted-average assumptions:

	2004	2005
Risk-free interest rate	3.9%	4.0%
Expected dividend yield	0%	0%
Expected lives	5 years	5 years
Volatility (Minimum Value Method)	0%	0%

Stock Purchase Warrants

Concurrent with the March 2004 closing of the senior notes, the Company issued warrants to acquire 13,645,696 shares of common stock at $0.01 per share.

The Company has computed a fair value of the warrants of approximately $2.6 million for the purpose of recording the discount on the issuance of debt using the Black-Scholes pricing method and the following assumptions:

Risk-free interest rate	3%
Expected dividend yield	0%
Expected lives	2 years
Volatility	0%

Amortization of debt discounts was approximately $0.6 million, $0.8 million and $1.1 million in 2004, 2005 and 2006, respectively.

10. Commitments and Contingencies

Operating Leases

The Company leases office space and other assets for varying periods. Leases that expire are generally expected to be renewed or replaced by other leases.

GRANDE COMMUNICATIONS HOLDINGS, INC. & SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Certain of our operating leases provide for payments that, in some cases, increase over the life of the lease. In accordance with FASB Statement No. 13, Accounting for Leases, rental expense for the Company’s operating leases is recognized on a straight-line basis for all operating leases including those with escalation clauses. The aggregate of the minimum annual payments is expensed on a straight-line basis over the term of the related lease without consideration of renewal option periods. Deferred rent consists of the step-rent accrual related to these operating leases. In 2006, we recorded approximately $0.3 million as deferred rent. The lease agreements contain provisions that require the Company to pay for normal repairs and maintenance, property taxes, and insurance.

Future minimum rental payments required under the operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2006, are as follows (in thousands):

2007	$3,981
2008	3,458
2009	2,925
2010	2,014
2011 and thereafter	11,852

Total minimum lease payments	$24,230

Total rental expense for all operating leases was approximately $6.2 million, $5.5 million and $5.8 million for 2004, 2005 and 2006, respectively.

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

Under the SICFA, among other things, Grande makes quarterly franchise fee payments to each municipality where it provides cable TV service of five percent of its gross cable service revenues and reports its subscriber count in each municipality. In cities where the incumbent cable TV provider is still subject to a municipal franchise, the municipalities then notify Grande of its quarterly PEG obligation based on Grande’s share of total subscribers multiplied by the total PEG contribution that the incumbent cable TV provider made in the quarter. In cities where the incumbent provider’s municipal franchise has expired and the incumbent has obtained a SICFA, Grande and the incumbent pay the city a PEG fee equal to one percent of their gross cable service revenues, or at the city’s option, a flat per subscriber monthly fee that was required by the city before the incumbent’s franchise expired. Grande also continues to provide free cable TV service to public facilities and INet fiber connectivity to cities that were in place when the SICFA was approved. Under the SICFA, Grande continues to provide carriage of all PEG channels that were carried prior to October 25, 2005, and all municipalities retain control and police powers over their public rights of way.

Legal Proceedings

We are subject to litigation in the normal course of our business. However, there are no pending proceedings, which are currently anticipated to have a material adverse effect on our business, financial condition or results of operations.

GRANDE COMMUNICATIONS HOLDINGS, INC. & SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Maintenance Agreements

The Company has entered into numerous agreements for the maintenance of leased fiber optic capacity. Future amounts due under these agreements as of December 31, 2006 are as follows (in thousands):

2007	$1,045
2008	1,045
2009	1,045
2010	1,027
2011 and thereafter	10,180

Total	$14,342

Purchase Commitments

During January 2005, we entered into a minimum purchase agreement with a vendor for the purchase of $5.6 million of fiber optic equipment and installation and maintenance services through January 2008. If we do not make the minimum purchases through the expiration or termination of this agreement, we will be required to pay a fee of 30% of the remaining unfulfilled amount. Purchases under this agreement were $1.5 million and $1.0 million during the years ended December 31, 2005 and 2006, respectively. Approximately $3.1 million remains outstanding as of December 31, 2006.

During December 2006, we entered into an amendment of a minimum purchase agreement with a vendor that eliminated the remaining unfulfilled commitment of $34.0 million and replaced it with a commitment to purchase $3.6 million of optical transport equipment during the first quarter of 2007.

Employment Agreements

Roy Chestnutt is employed as President and Chief Executive Officer as well as a member of the board of directors for an indefinite term under an employment agreement effective January 26, 2006, as amended on June 28, 2006. Michael Wilfley is employed as Chief Financial Officer for an indefinite term under an employment agreement dated June 28, 2006. W.K.L. “Scott” Ferguson is employed as Chief Operating Officer for an indefinite term under an employment agreement dated June 28, 2006.

GRANDE COMMUNICATIONS HOLDINGS, INC. & SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. Concentration of Credit Risk

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

12. Employee Benefit Plan

The Company has a 401(k) plan for its employees. All employees over the age of 18 are eligible to participate in the plan. The Plan provides for discretionary matching by the Company. During 2004, 2005 and 2006, the Company made discretionary matching cash contributions to the plan of approximately $0.7 million each year.

13. Quarterly Financial Information—Unaudited

2005	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenues	$48,460	$49,775	$48,106	$48,390
Operating loss	(7,799)	(8,440)	(8,043)	(9,001)
Net loss	(12,155)	(12,146)	(12,488)	(52,981)
Basic and diluted loss per common share	$(0.98)	$(0.98)	$(1.00)	$(4.24)

2006	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenues	$47,636	$47,557	$47,483	$47,191
Operating loss	(6,544)	(7,936)	(7,526)	(5,921)
Net loss	(9,636)	(13,192)	(13,199)	(105,610)
Basic and diluted loss per common share	$(0.77)	$(1.06)	$(1.05)	$(8.39)