Form 10-Q
period 2007-03-31
Grande Communications Holdings, Inc.
filed 2007-05-11
CIK 1290729

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2007

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

The number of shares of the registrant’s Common Stock outstanding as of April 30, 2007 was 12,598,140.

GRANDE COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARY

PART I

FINANCIAL INFORMATION

ITEM	1. FINANCIAL STATEMENTS

GRANDE COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31, 2006	March 31, 2007
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$43,948	$43,844
Accounts receivable, net	17,241	17,228
Prepaid expenses	1,823	2,704

Total current assets	63,012	63,776
Property, plant and equipment, net	271,939	265,607
Intangible assets, net	1,748	1,685
Debt issue costs, net	5,115	4,863
Other assets	3,227	3,223

Total assets	$345,041	$339,154

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$11,981	$12,220
Accrued liabilities	20,436	24,483
Note payable	9	9
Deferred revenue	6,546	7,135
Current portion of capital lease obligations	3,859	3,404

Total current liabilities	42,831	47,251
Deferred rent	1,268	1,264
Deferred revenue	4,551	4,382
Capital lease obligations, net of current portion	16,634	15,814
Long term debt	160,797	161,102

Total liabilities	226,081	229,813

Commitments and contingencies (Note 3)
Stockholders’ equity:
Senior series preferred stock:
Series G preferred stock, $0.001 par value per share; 34,615,384 shares authorized, 34,615,330 shares issued and outstanding; liquidation preference of $135,000	35	35
Junior series preferred stock:
Series A preferred stock, $0.001 par value per share; 232,617,839 shares authorized, 232,617,838 shares issued and outstanding; liquidation preference of $232,618	233	233
Series B preferred stock, $0.001 par value per share; 20,833,333 shares authorized, issued and outstanding; liquidation preference of $25,000	21	21
Series C preferred stock, $0.001 par value per share; 30,000,000 shares authorized, 17,005,191 shares issued and outstanding; liquidation preference of $20,406	17	17
Series D preferred stock, $0.001 par value per share; 115,384,615 shares authorized, 114,698,442 shares issued and outstanding; liquidation preference of $149,108	115	115
Series E preferred stock, $0.001 par value per share; 8,000,000 shares authorized, 7,999,099 shares issued and outstanding; liquidation preference of $19,998	8	8
Series F preferred stock, $0.001 par value per share; 12,307,792 shares authorized, 11,758,278 shares issued and outstanding; liquidation preference of $15,286	12	12
Series H preferred stock, $0.001 par value per share; 30,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value per share; 828,835,883 shares authorized, 13,091,140 and 13,092,140 shares issued, 12,591,140 and 12,592,140 shares outstanding, at December 31, 2006 and March 31, 2007, respectively	13	13
Additional paid-in capital	508,736	508,853
Treasury stock, at cost	(5)	(5)
Accumulated deficit	(390,225)	(399,961)

Total stockholders’ equity	118,960	109,341

Total liabilities and stockholders’ equity	$345,041	$339,154

The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANDE COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(In thousands, except per share data)

	Three Months Ended March 31,
	2006	2007
Operating revenues	$47,636	$48,395

Operating expenses:
Cost of revenues (excluding depreciation and amortization)	16,525	16,528
Selling, general and administrative	23,772	22,298
Depreciation and amortization	13,882	13,044

Total operating expenses	54,179	51,870

Operating loss	(6,543)	(3,475)

Other income (expense):
Interest income	141	433
Interest expense	(5,106)	(6,669)
Gain (loss) on sale of assets	1,872	(25)

Total other income (expense)	(3,093)	(6,261)

Net loss	$(9,636)	$(9,736)

Basic and diluted net loss per share	$(0.77)	$(0.77)
Basic and diluted weighted average number of common shares outstanding	12,497	12,592

The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANDE COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Three Months Ended March 31,
	2006	2007
Cash flows from operating activities:
Net loss	$(9,636)	$(9,736)
Adjustment to reconcile net loss to net cash provided by operating activities:
Depreciation	13,807	12,981
Amortization of intangible assets	75	63
Amortization of debt issue costs	245	252
Provision for bad debts	944	513
Accretion of debt discount	222	305
Non-cash compensation expense	33	117
(Gain) loss on sale of assets	(1,872)	25
Changes in operating assets and liabilities:
Accounts receivable	1,448	(500)
Prepaid expenses	(1,215)	(877)
Accounts payable	(2,291)	(140)
Accrued liabilities	3,103	4,047
Deferred revenue	(243)	508
Deferred rent	(43)	(4)

Net cash provided by operating activities	4,577	7,554

Cash flows from investing activities:
Purchases of property, plant and equipment	(7,311)	(7,978)
Proceeds from sale of assets and sales tax refund	2,452	1,216
Other investing activity	(4)	—

Net cash used in investing activities	(4,863)	(6,762)

Cash flows from financing activities:
Net proceeds from borrowings	30,581	—
Payments of long-term debt	(231)	(1,275)
Net borrowings (repayments) on zero-balance cash account	(1,270)	379
Other financing activity	3	—

Net cash provided by (used in) financing activities	29,083	(896)

Net change in cash and cash equivalents	28,797	(104)
Cash and cash equivalents, beginning of period	26,719	43,948

Cash and cash equivalents, end of period	$55,516	$43,844

The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANDE COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Background and Basis of Presentation

The primary business of Grande Communications Holdings, Inc. and its consolidated subsidiary, Grande Communications Networks, Inc. (collectively “the Company”) is providing residential and small and medium sized business customers in Texas with a bundled package of cable television, telephone, and broadband Internet and other services. The Company provides these services in seven markets in the state of Texas using local broadband networks that the Company constructed. In addition, the Company provides broadband transport services to medium and large enterprises and communications carriers as well as providing network services by offering telecommunications and data products to medium and large enterprises and communications carriers within the wholesale markets.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the rules and regulations of the Securities and Exchange Commission (the “SEC”) that permit reduced disclosure for interim periods. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, these condensed consolidated financial statements contain all adjustments, consisting of normal, recurring adjustments necessary for a fair presentation of the financial position of the Company as of March 31, 2006 and 2007, and for the three months ended March 31, 2006 and 2007. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007. The December 31, 2006 balance sheet is derived from the audited financial statements for the year ended December 31, 2006. These interim financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2006 and notes thereto, together with management’s discussion and analysis of financial condition and results of operations contained in the Company’s Annual Report for the year ended December 31, 2006 on Form 10-K filed with the SEC on March 30, 2007.

Preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying disclosures. These estimates are based on management’s best knowledge of current events and actions the Company may undertake in the future. Actual results may ultimately differ from these estimates.

2. Income Taxes

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”), on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement 109, “Accounting for Income Taxes”, and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Based on our evaluation, we have concluded that there are no significant unrecognized tax benefits requiring recognition in our financial statements. Our evaluation was performed for the tax years ended December 31, 2003, 2004, 2005 and 2006, the tax years that remain subject to examination by federal jurisdiction as of March 31, 2007. The tax years that remain subject to examination by Texas include the previously mentioned tax years as well as the tax year ended December 31, 2002.

We may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. In the event we have received an assessment for interest and/or penalties, it has been classified in the financial statements as interest expense and selling, general and administrative expense, respectively.

3. Contingencies

Legal Proceedings

We are subject to litigation in the normal course of our business. However, there are no pending proceedings that are currently anticipated to have a material adverse effect on our business, financial condition or results of operations.

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

4. Subsequent Events

Interest Payment

In April 2007, we paid $11.8 million of interest due on our 14% senior secured notes due 2011 (“senior notes”). The senior notes are governed by the indenture between Grande and U.S. Bank National Association, as Indenture Trustee, dated March 23, 2004 (“Indenture.”)

Long Term Debt

During May 2007, the Company completed new financing of up to $3.5 million on a secured credit facility with a term of 24 months, which will be available to support the Company’s purchase of network equipment. The financing is secured by the network equipment purchased from the proceeds of the facility and includes interest at an effective rate of approximately 15.3% with monthly payments based on 4.2% multiplied by the total amounts drawn for network equipment purchases. The first draw of approximately $3.1 million occurred on May 4, 2007. This financing is permitted under the Indenture.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This management’s discussion and analysis includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend our forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these sections. When used in this report, the words “anticipate,” “believe,” “estimate,” “expect,” “should,” “intend,” “plan” and similar expressions as they relate to Grande Communications Holdings, Inc. or our management are intended to identify these forward-looking statements. All statements by us regarding our expected future financial position and operating results, our business strategy, our financing plans, forecasted trends relating to the markets in which we operate and similar matters are forward-looking statements. We cannot assure you that our expectations expressed or implied in these forward-looking statements will turn out to be correct. Our actual results could be materially different from our expectations because of various factors, including those discussed below and under the caption “Risk Factors—Risks Relating to Our Business” in our Annual Report on Form 10-K, filed with the SEC on March 30, 2007. The following management’s discussion and analysis should be read in conjunction with our Condensed Consolidated Financial Statements and Notes thereto included herewith and with our Management’s Discussion and Analysis of Financial Condition and Results of Operation and Consolidated Financial Statements and Notes thereto for the three-year period ended December 31, 2006, included in our Annual Report on Form 10-K filed with the SEC on March 30, 2007.

Unless we indicate otherwise, references below to “we,” “us,” “our,” “the Company” and “Grande” mean Grande Communications Holdings, Inc. and our consolidated subsidiary, Grande Communications Networks, Inc., taken as a whole.

Overview

Grande’s primary business is providing residential and small and medium sized business customers in Texas with a bundled package of cable television, telephone, and broadband Internet and other services. We provide these services in seven markets in the state of Texas using local broadband networks that we constructed. We refer to the homes and businesses that our network is capable of providing services to as “marketable homes passed.” As of March 31, 2007, we had the ability to market services to 338,852 distinct homes and businesses over our networks and had 139,226 residential and business customers. Our operating revenues were $47.6 million and $48.4 million for the three months ended March 31, 2006 and 2007, respectively.

Grande was founded in October 1999 and was funded with $232 million of initial equity capital to pursue a retail strategy of constructing broadband networks in order to offer bundled cable television, telephone, and broadband Internet services to customers. Operating revenues from bundled services were $35.9 million and $37.8 million for the three months ended March 31, 2006 and 2007, respectively.

We believe that an important measure of our growth potential is the number of marketable homes passed by our networks. Marketable homes passed are the number of residential and business units, such as single residential homes, apartments and condominium units, passed by our networks, other than those we believe are covered by exclusive arrangements with other providers of competing services. Since 2001, we have grown our marketable homes passed through the construction of our networks. The expansion of our networks has, in turn, allowed us to pursue a retail strategy of offering bundled cable television, telephone and broadband Internet services to residential and business customers. We have derived an increasing percentage of our revenues from our bundled services and we expect this trend to continue. Because of our local networks and fixed infrastructure in the markets in which we currently operate, we believe we can continue to grow our business without incurring the significant capital investment required to launch operations in new markets.

In addition, we have leveraged our retail metro network build-out with the 2003 acquisition of a long haul network, primarily located in Texas, to allow us to provide broadband transport services to medium and large enterprises and communications carriers. Operating revenues for broadband transport services were $2.3 million and $2.4 million for the three months ended March 31, 2006 and 2007, respectively.

In July 2000, when our network construction was still in a very early stage, we acquired Thrifty Call, which had an established telephone and data network that served as the platform for the provisioning of residential telephone and broadband Internet services and that still provides network services to medium and large enterprises and communications carriers in the wholesale market. Operating revenues for network services were $9.4 million and $8.2 million for the three months ended March 31, 2006 and 2007, respectively.

Our network services are primarily provided using our existing infrastructure and personnel with minimal incremental operating costs and capital expenditures for maintenance. By leveraging our brand, communications infrastructure, voice and data volume, and personnel that predominately support our core retail business and its products we have gained efficiencies of scale by offering telecommunications and data products into the wholesale markets.

We have incurred net losses for the past five years and expect to continue to incur net losses in the future. However, we had positive Adjusted EBITDA during the fiscal years ended 2002 through 2006 as well as for the three months ended March 31, 2006 and 2007. See “EBITDA/Adjusted EBITDA” below for a discussion of this non-GAAP measure of our operating performance as well as our use of Adjusted EBITDA. Our financial results depend upon many factors that significantly affect our results of operations including, without limitation:

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

Since 2004, we have also raised net proceeds of approximately $155.0 million of senior secured debt. On March 23, 2004, we raised net proceeds of approximately $124.5 million in a private placement of 136,000 units, with each unit consisting of a $1,000 principal amount of 14% senior secured note due 2011 (“senior notes”) and a warrant to purchase 100.336 shares of our common stock. The senior notes are governed by the indenture between Grande and U.S. Bank National Association, as Indenture Trustee, dated March 23, 2004 (“Indenture.”) We used a portion of the net proceeds from the offering to repay all amounts outstanding under our then-existing senior credit facility. That facility was terminated upon repayment.

On March 24, 2006, we raised net proceeds of approximately $30.5 million in a private placement of an additional $32.0 million in aggregate principal amount of senior notes. These additional notes were issued under the Indenture. We are using the proceeds for capital expenditures and working capital purposes.

During May 2007, the Company completed new financing of up to $3.5 million on a secured credit facility with a term of 24 months, which will be available to support the Company’s purchase of network equipment. The financing is secured by the network equipment purchased from the proceeds of the facility and includes interest at an effective rate of approximately 15.3% with monthly payments based on 4.2% multiplied by the total amounts drawn for network equipment purchases. The first draw of approximately $3.1 million occurred on May 4, 2007. This financing is permitted under the Indenture.

Marketable Homes Passed, Customers and Connections

We report marketable homes passed as the number of residential and business units, such as single residence homes, apartments and condominium units, passed by our networks other than those we believe are covered by exclusive arrangements with other providers of competing services. As of March 31, 2007, our networks passed 338,852 marketable homes and we had 139,226 residential and business customers.

Because we deliver multiple services to our customers, we report our total number of connections for cable television, telephone and broadband Internet and other services in addition to our total number of customers. We count each cable television, telephone and broadband Internet and other service purchase as a separate connection. For example, a single customer who purchases cable television, telephone and broadband Internet service would count as three connections. Similarly, a single customer who purchases our broadband Internet service and our wireless security service would count as two connections. We do not record the purchase of long distance telephone service by a local telephone customer or digital cable services by an analog cable customer as additional connections. However, we do record each purchase of an additional telephone line by a local telephone customer as an additional connection. As of March 31, 2007, we had 300,790 connections.

Operating Revenues

We derive our operating revenues primarily from monthly charges for the provision of cable television, telephone, and broadband Internet and other services to residential and business customers. In addition, we derive operating revenues by providing broadband transport services to medium and large enterprises and communications carriers as well as providing network services by offering telecommunications and data products to medium and large enterprises and communications carriers within the wholesale markets. These services are a single business provided over a unified network. However, since our different products and services generally involve different types of charges and in some cases different methods of recording revenues, we have presented the following information on our revenues from each major product line.

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

Operating Data—Bundled Services

	Quarter Ended
	March 31, 2006(1)	June 30, 2006(1)	September 30, 2006	December 31, 2006	March 31, 2007
Operating Data(1):
Marketable homes passed	336,596	334,528	335,818	337,025	338,852
Customers	138,793	136,920	138,542	137,542	139,226
Number of connections:
Cable television	92,174	91,156	93,709	93,778	95,585
Telephone	116,789	116,463	117,071	116,229	116,679
Broadband Internet and other	77,183	79,372	83,229	85,117	88,526

Total connections	286,146	286,991	294,009	295,124	300,790

Average monthly revenue per:
Customer – bundled services	$87.15	$88.64	$88.61	$89.00	$91.07
Cable television connection	50.74	52.15	52.18	52.40	54.56
Telephone connection	42.23	41.72	40.73	40.18	40.04
Broadband Internet and other connection	33.31	32.87	32.30	31.90	31.95

(1)	During 2006, Grande sold certain off-net MDU assets in Dallas, or assets outside of our broadband networks, for net proceeds of $2.5 million in two closings. The first closing occurred on March 31, 2006 with net proceeds of $1.9 million, and the second closing occurred on June 19, 2006 with net proceeds of $0.6 million. The effect of the asset sales on the operating metrics is shown in the table below:

	Reduction in metrics from asset sale – March 31, 2006	Reduction in metrics from asset sale – June 30, 2006	Total reduction in metrics from asset sales
Operating Data:
Marketable homes passed	2,923	888	3,811
Customers	1,302	321	1,623
Number of connections:
Cable television	1,302	321	1,623
Telephone	—	—	—
Broadband Internet and other	—	—	—

Total connections	1,302	321	1,623

Results of Operations

The following table sets forth financial data as a percentage of operating revenues.

	Three Months Ended March 31,
	2006	2007
Consolidated Financial Data:
Operating revenues:
Cable television	29%	32%
Telephone	31	29
Broadband Internet and other	16	17

Bundled services	76	78
Broadband transport services	5	5
Network services	19	17

Total operating revenues	100	100

Operating expenses:
Cost of revenues	35	34
Selling, general and administrative	50	46
Depreciation and amortization	29	27

Total operating expenses	114	107

Operating loss	(14)	(7)
Other income (expense):
Interest income	—	1
Interest expense	(11)	(14)
Gain on sale of assets	4	—

Total other expense	(7)	(13)

Net loss	(21)%	(20)%

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2007

Operating Revenues. Our operating revenues for the three months ended March 31, 2006 and 2007 were $47.6 million and $48.4 million, respectively, an increase of $0.8 million, or 2%. This increase was driven primarily by a $1.9 million increase in bundled services revenue, partially offset by a $1.2 million decrease in our revenues from network services.

Operating revenues for our bundled services for the three months ended March 31, 2006 and 2007 were $35.9 million and $37.8 million, respectively, an increase of $1.9 million, or 5%. The increased revenues from bundled services were primarily due to growth in the number of connections, from 286,146 as of March 31, 2006 to 300,790 as of March 31, 2007, and, to a lesser extent, from the cable rate increases described below. The additional connections and revenues resulted primarily from the continued increase in penetration of existing marketable homes and to a lesser extent, sales to new marketable homes built during the period from April 1, 2006 through March 31, 2007.

Operating revenues for cable television services for the three months ended March 31, 2006 and 2007 were $13.8 million and $15.5 million, respectively, an increase of $1.7 million, or 12%. Approximately 49% of the $1.7 million increase in cable television services revenues was due to our annual rate increase, which occurred in January 2007, with the remainder due to increased connections and an increased number of customers adding premium services and advanced services, such as HD and DVR.

Operating revenues for telephone services for the three months ended March 31, 2006 and 2007 were $14.7 million and $14.0 million, respectively, a decrease of $0.7 million, or 5%, due to a 5% decrease in average monthly revenue per unit. Of the decrease in average monthly revenue per unit, approximately 41% was due to a regulatory mandated reduction in meet point billing access rates.

Operating revenues for broadband Internet and other services for the three months ended March 31, 2006 and 2007 were $7.4 million and $8.3 million, respectively, an increase of $0.9 million, or 12%, primarily due to a 15% increase in connections related to residential high speed service and business Ethernet service.

Operating revenues for our broadband transport services for the three months ended March 31, 2006 and 2007 were $2.3 million and $2.4 million, respectively, an increase of $0.1 million, or 4%, primarily due to moderate customer growth.

Revenues from network services for the three months ended March 31, 2006 and 2007 were $9.4 million and $8.2 million, respectively, a decrease of $1.2 million, or 13%. This decrease was driven by three factors. First, we experienced a decrease in carrier switched services revenue, which fell by $0.5 million, as a result of a decrease in volume. Second, revenue from data services decreased $0.5 million due to a decrease in volume to Internet service providers including a $0.2 million decrease in reciprocal compensation revenue due to a regulatory mandated reduction. Finally, revenue from managed services, primarily national directory assistance service, decreased approximately $0.1 million.

Cost of Revenues. Our cost of revenues for the three months ended March 31, 2006 and 2007 were flat at $16.5 million. Cost of revenues as a percentage of revenues was 35% for the three months ended March 31, 2006, compared with 34% for the three months ended March 31, 2007. Cost of revenues related to cable television programming costs increased approximately $0.9 million while access fees and other fees that we pay to other carriers to carry calls outside our networks as well as national directory assistance fees decreased approximately $0.9 million.

Selling, General and Administrative Expense. Our selling, general and administrative expense for the three months ended March 31, 2006 and 2007 was $23.8 million and $22.3 million, respectively, a decrease of $1.5 million, or 6%. Selling, general and administrative expense decreased as a percentage of revenues from 50% to 46%. The decrease in selling, general and administrative expense is primarily the result of cost savings in software license fees, professional services fees, temporary labor charges, as well as a decrease in bad debt expense, utilities, repair and maintenance and a portion of a sales tax refund. We expect our selling, general and administrative expense to continue to decrease during each quarter of 2007 compared to the comparable quarter of 2006 as we stabilize the management team, focus on cost reductions and gain efficiencies.

Depreciation and Amortization Expense. Our depreciation and amortization expense for the three months ended March 31, 2006 and 2007 was $13.9 million and $13.0 million, respectively, a decrease of $0.9 million, or 6%. The decrease was primarily due to a $0.7 million reduction in depreciation relating to a sales tax refund as a result of a review of vendor invoices in the years 2004 and 2005. Because a portion of the sales taxes associated with those invoices were capitalized as property and equipment and were partially depreciated, $0.7 million of the refund was applied as a reduction of depreciation expense.

Interest Expense. For the three months ended March 31, 2006 and 2007, our interest expense, which includes interest incurred net of capitalized interest, was $5.1 million and $6.7 million, respectively, an increase of $1.6 million, or 31%. Our interest expense increased primarily due to the private placement of an additional $32 million of senior notes in March 2006 as well as a decrease in capitalized interest expense. For the three months ended March 31, 2006 and 2007, we had capitalized interest of $0.6 million and $0.2 million, respectively, a decrease of $0.4 million, or 67%.

Gain on Sale of Assets. For the three months ended March 31, 2006, our gain on sale of assets was $1.9 million related to the March 31, 2006 closing on the sale of off-net MDU assets in Dallas for net proceeds of $1.9 million.

EBITDA/Adjusted EBITDA

We measure our operating performance on income before interest income, interest expense, income taxes, depreciation and amortization, referred to as “EBITDA.” EBITDA is not a measure of financial performance under GAAP. We believe EBITDA is often a useful measure of a company’s operating performance and is a significant basis used by our management to measure the operating performance of our business.

Because we have funded the build-out of our networks by raising and expending large amounts of capital, our results of operations reflect significant charges for depreciation, amortization, and interest expense. EBITDA, which excludes this information, provides helpful information about the operating performance of our business, apart from the expenses associated with our physical plant or capital structure. We manage all areas of our business to generate positive EBITDA, and when we have choices about the market or area in which to best deploy our resources we generally direct our resources towards the network construction that is expected to generate the most EBITDA. EBITDA is frequently used as a basis for comparing businesses in our industry, although our measure of EBITDA may not be comparable to similarly titled measures of other companies. EBITDA does not purport to represent operating loss or cash flow from operating activities, as those terms are defined under GAAP, and should not be considered as an alternative to those measurements as an indicator of our performance.

The company believes amortization of debt issuance costs and non-cash stock-based compensation are similar to amortization or interest expense, in that it is more useful to report EBITDA net of these amounts to better measure operating performance in comparison to prior periods. However, because of the nature of these charges, the company is referring to EBITDA, net of amortization of debt issuance costs, goodwill impairments, and non-cash stock-based compensation charges, as “Adjusted EBITDA”.

Because a significant portion of our cost of revenues and overhead expenses are generally fixed in nature, increasing revenue should result in further increases in EBITDA/Adjusted EBITDA and in EBITDA/Adjusted EBITDA as a percentage of revenues. To the extent the increased revenues are from adding residential and business customers for our bundled services, which have higher gross margins than network services, EBITDA/Adjusted EBITDA should increase more quickly on a percentage basis. Adjusted EBITDA totaled $9.3 million during the three months ended March 31, 2006, which included a $1.9 million gain on sale of assets, compared to $9.5 million during the three months ended March 31, 2007.

The reconciliation of EBITDA/Adjusted EBITDA to net loss is as follows:

	Three Months Ended March 31,
	2006	2007
	(in thousands)
Net loss, as reported	$(9,636)	$(9,736)
Add back non-EBITDA/Adjusted EBITDA items included in net loss:
Interest income	(141)	(433)
Interest expense	5,106	6,669
Taxes	75	(131)
Depreciation and amortization	13,882	13,044

EBITDA	9,286	9,413
Stock-based compensation expense	33	117

Adjusted EBITDA(1)	$9,319	$9,530

(1)	Adjusted EBITDA includes gain on sale of assets of $1.9 million during the three months ended March 31, 2006.

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

During May 2007, the Company completed new financing of up to $3.5 million on a secured credit facility with a term of 24 months, which will be available to support the Company’s purchase of network equipment. The financing is secured by the network equipment purchased from the proceeds of the facility and includes interest at an effective rate of approximately 15.3% with monthly payments based on 4.2% multiplied by the total amounts drawn for network equipment purchases. The first draw of approximately $3.1 million occurred on May 4, 2007. This financing is permitted under the Indenture.

At March 31, 2007, we had total cash and cash equivalents of $43.8 million and $176.9 million of long-term debt outstanding, net of current portion, and net of discounts of $6.9 million. In April 2007, we paid $11.8 million of interest due on our senior notes.

As of March 31, 2007, we had net working capital of $16.5 million, compared to net working capital of $20.2 million as of December 31, 2006. The $3.7 million decrease in working capital resulted primarily from the following:

•	an increase of $4.0 million in accrued liabilities; and

•	an increase of $0.6 million in deferred revenue; partially offset by

•	an increase of $0.9 million in prepaid expenses.

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

We may need additional financing to fund our operations or to undertake initiatives not contemplated by our business plan or obtain additional cushion against possible shortfalls. We also may pursue additional financing as opportunities arise. Future financings may include a range of different sizes or types of financing, including the sale of additional debt or equity securities. However, we may not be able to raise additional funds on favorable terms or at all. Our ability to obtain additional financing depends on several factors, including future market conditions; our success or lack of success in penetrating our markets and growing our overall income; our future creditworthiness; and restrictions contained in agreements with our investors or lenders, including the restrictions contained in the Indenture. These financings could increase our level of indebtedness or result in dilution to our equity holders. Additionally, we currently cannot call our existing senior notes until April 2008, which limits our near term ability to refinance our senior notes in the event better pricing and terms were available to us in the market.

Cash Flows from Operating Activities

Net cash provided by operations totaled $4.6 million and $7.6 million for the three months ended March 31, 2006 and 2007, respectively. The net cash flow activity related to operations consists primarily of our operating results adjusted by changes in operating assets and liabilities and non-cash transactions including:

•	depreciation, amortization and accretion expense;

•	non-cash compensation expense;

•	non-cash interest expense;

•	provision for bad debt; and

•	loss (gain) on sale of assets.

Depreciation and amortization for the three months ended March 31, 2006 and 2007 was $13.9 million and $13.0 million, respectively. Gains on the sale of fixed assets for the three months ended March 31, 2006 were $1.9 million. Other non-cash charges for the three months ended March 31, 2006 and 2007 were $1.4 million and $1.2 million, respectively.

As of March 31, 2007, accrued liabilities included $11.8 million related to the interest due on our senior notes, which was subsequently paid on April 2, 2007.

Cash Flows from Investing Activities

Our net cash used in investing activities for the three months ended March 31, 2006 and 2007 was $4.9 million and $6.8 million, respectively. These net cash outflows are primarily due to the build-out of our network in both 2006 and 2007. Cash flows used in investing activities for the three months ended March 31, 2006 and 2007 consisted primarily of $7.3 million and $8.0 million in property, plant and equipment purchases, respectively, partially offset by $2.5 million and $1.2 million in proceeds, primarily related to the sale of off-net MDU assets in Dallas and the sales tax refund, respectively.

Cash Flows from Financing Activities

Our net cash provided by (used in) financing activities for the three months ended March 31, 2006 and 2007 was $29.1 million and $(0.9) million, respectively. Cash flows from financing activities for the three months ended March 31, 2006 consisted primarily of the net proceeds from the private placement of an additional $32 million in aggregate principal amount of senior notes. Cash flow from financing activities for the three months ended March 31, 2007 consisted primarily of $1.3 million in payments on capital leases.

Capital Expenditures

We had capital expenditures of approximately $7.3 million and $8.0 million, including capitalized interest, during the three months ended March 31, 2006 and 2007, respectively. The Indenture prohibits us from making capital expenditures when the aggregate amount of cash and cash equivalents held by us (after giving effect to such planned capital expenditure) would be less than $20 million. The capital expenditures amounts described above relate to network construction; initial installation costs; the purchase of customer premise equipment, such as cable set-top boxes and cable modems; corporate and network equipment, such as switching and transport equipment; and billing and information systems.

During the year ending December 31, 2007, the Company intends to manage its capital expenditures in accordance with the covenant set forth in the Indenture to ensure that cash is not less than $20 million.

Contractual Obligations and Commercial Commitments

During the three months ended March 31, 2007, our aggregate contractual obligations decreased approximately $3.2 million compared to those previously described in Part II, Item 7 included in Grande’s Annual Report on Form 10-K for the year ended December 31, 2006, primarily as a result of payments on capital and operating leases and maintenance and purchase obligations.

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

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with GAAP. To prepare these financial statements, we must make estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses as well as the disclosure of contingent assets and liabilities. We periodically evaluate our estimates and assumptions and base our estimates and assumptions on our best knowledge of current events and actions we may undertake in the future. Actual results may ultimately differ from these estimates.

There have been no material changes to the critical accounting policies and estimates previously described in Part II, Item 7 included in Grande’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

ITEM 4.     CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer, who is our principal executive officer, and our Chief Financial Officer, who is our principal financial officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e), as applicable, under the Securities Exchange Act of 1934) as of March 31, 2007. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to Grande, including its consolidated subsidiary, required to be included in this report and the other reports that we file or submit under the Securities Exchange Act of 1934.

During the three months ended March 31, 2007, there were no changes in our internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

We are subject to litigation in the normal course of our business. However, there are no pending proceedings, which are currently anticipated to have a material adverse effect on our business, financial condition or results of operations.

ITEM 1A.     RISK FACTORS

There have been no material changes to the risk factors previously described in Part I, Item 1A included in Grande’s Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders of Grande during the three months ended March 31, 2007.

ITEM 5.     OTHER INFORMATION

None

ITEM 6.     EXHIBITS

Unless designated by an asterisk indicating that such document has been filed herewith, the Exhibits listed below have been heretofore filed by the Company pursuant to Section 13 or 15(d) of the Exchange Act and are hereby incorporated herein by reference to the pertinent prior filing.

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of Grande Communications Holdings, Inc. (previously filed as exhibit 3.1 to Form 10-K dated March 31, 2006).

3.2	Bylaws of Grande Communications Holdings, Inc. (previously filed as exhibit 3.2 to Form S-1 dated May 18, 2004).

3.3	Amendment No. 1 to Bylaws of Grande Communications Holdings, Inc. (previously filed as exhibit 3.3 to Form 10-Q dated November 5, 2004).

3.4	Amendment No. 2 to Bylaws of Grande Communications Holdings, Inc. (previously filed as exhibit 3.4 to Form 10-K dated March 30, 2007).

10.1+	Employment Agreement, entered into as of May 2, 2007, by and between Grande Communications Networks, Inc. and William C. “Chad” Jones, Jr. (previously filed as exhibit 10.1 to Form 8-K dated May 8, 2007).

24*	Power of Attorney of Grande Communications Holdings, Inc. (included on signature page).

31.1*	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sabanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

*	Filed herewith.
+	Management compensatory plan or agreement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Grande Communications Holdings, Inc. (Registrant)

Date: May 11, 2007	By:	/s/ MICHAEL L. WILFLEY
Michael L. Wilfley Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)