Form 10-Q
period 2007-06-30
Grande Communications Holdings, Inc.
filed 2007-08-14
CIK 1290729

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2007

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

The number of shares of the registrant’s Common Stock outstanding as of July 31, 2007 was 12,608,540.

GRANDE COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARY

Index

ART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

GRANDE COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,	June 30,
	2006	2007
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$43,948	$32,593
Accounts receivable, net of allowance for doubtful accounts of $1,193 and $839	17,241	18,022
Prepaid expenses	1,823	2,493
Total current assets	63,012	53,108
Property, plant and equipment, net of accumulated depreciation of $261,485 and $286,779	271,939	263,296
Intangible assets, net	1,748	1,623
Debt issue costs, net	5,115	4,612
Other assets	3,227	3,479
Total assets	$345,041	$326,118
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$11,981	$13,328
Accrued liabilities	20,436	19,130
Deferred revenue	6,546	6,980
Current portion of long term debt	9	1,916
Current portion of capital lease obligations	3,859	3,466
Total current liabilities	42,831	44,820
Deferred rent	1,268	1,254
Deferred revenue	4,551	4,244
Capital lease obligations, net of current portion	16,634	14,927
Long term debt, net of current portion	160,797	163,337
Total liabilities	226,081	228,582
Commitments and contingencies (Note 4)
Stockholders’ equity:
Senior series preferred stock:
Series G preferred stock, $0.001 par value per share; 34,615,384 shares authorized, 34,615,330 shares issued and outstanding; liquidation preference of $135,000	35	35
Junior series preferred stock:
Series A preferred stock, $0.001 par value per share; 232,617,839 shares authorized, 232,617,838 shares issued and outstanding; liquidation preference of $232,618	233	233
Series B preferred stock, $0.001 par value per share; 20,833,333 shares authorized, issued and outstanding; liquidation preference of $25,000	21	21
Series C preferred stock, $0.001 par value per share; 30,000,000 shares authorized, 17,005,191 shares issued and outstanding; liquidation preference of $20,406	17	17
Series D preferred stock, $0.001 par value per share; 115,384,615 shares authorized, 114,698,442 shares issued and outstanding; liquidation preference of $149,108	115	115
Series E preferred stock, $0.001 par value per share; 8,000,000 shares authorized, 7,999,099 shares issued and outstanding; liquidation preference of $19,998	8	8
Series F preferred stock, $0.001 par value per share; 12,307,792 shares authorized, 11,758,278 shares issued and outstanding; liquidation preference of $15,286	12	12
Series H preferred stock, $0.001 par value per share; 30,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value per share; 828,835,883 shares authorized, 13,091,140 and 13,106,140 shares issued, 12,591,140 and 12,606,140 shares outstanding, at December 31, 2006 and June 30, 2007, respectively	13	13
Additional paid-in capital	508,736	509,106
Treasury stock, at cost	(5)	(5)
Accumulated deficit	(390,225)	(412,019)
Total stockholders’ equity	118,960	97,536
Total liabilities and stockholders’ equity	$345,041	$326,118

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

GRANDE COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2007	2006	2007
Operating revenues	$47,557	$49,852	$95,192	$98,247
Operating expenses:
Cost of revenues (excluding depreciation and amortization)	16,475	17,506	33,000	34,034
Selling, general and administrative	24,825	23,635	48,597	46,064
Depreciation and amortization	14,192	13,854	28,075	26,898
Total operating expenses	55,492	54,995	109,672	106,996
Operating loss	(7,935)	(5,143)	(14,480)	(8,749)
Other income (expense):
Interest income	416	272	558	705
Interest expense, net of capitalized interest	(6,295)	(6,765)	(11,401)	(13,434)
Net gain on sale of assets	622	269	2,495	244
Total other income (expense)	(5,257)	(6,224)	(8,348)	(12,485)
Loss before income tax expense	(13,192)	(11,367)	(22,828)	(21,234)
Income tax expense	—	(691)	—	(560)
Net loss	$(13,192)	$(12,058)	$(22,828)	$(21,794)
Basic and diluted net loss per share	$(1.06)	$(0.96)	$(1.83)	$(1.73)
Basic and diluted weighted average number of common shares outstanding	12,503	12,600	12,500	12,596

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

GRANDE COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Six Months Ended
	June 30,
	2006	2007
Cash flows from operating activities:
Net loss	$(22,828)	$(21,794)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	27,937	26,773
Amortization of intangible assets	138	125
Amortization of deferred financing costs	497	503
Provision for bad debts	1,792	1,274
Accretion of debt discount	512	639
Non-cash compensation expense	88	370
Net gain on sale of assets	(2,495)	(244)
Changes in operating assets and liabilities:
Accounts receivable	(439)	(2,055)
Prepaid expenses and other assets	(267)	(922)
Accounts payable	(823)	1,507
Accrued liabilities	(243)	(1,306)
Deferred revenue	(276)	304
Deferred rent	316	(14)
Net cash provided by operating activities	3,909	5,160
Cash flows from investing activities:
Maturities of short term investments	350	—
Purchases of property, plant and equipment	(15,122)	(19,575)
Proceeds from sale of assets and sales tax refund	3,126	1,512
Other investing activity	(29)	—
Net cash used in investing activities	(11,675)	(18,063)
Cash flows from financing activities:
Net proceeds from borrowings	30,581	3,826
Payments of long-term debt	(466)	(2,118)
Deferred financing costs	(86)	—
Net borrowings (repayments) on zero-balance cash account	217	(160)
Other financing activity	8	—
Net cash provided by financing activities	30,254	1,548
Net change in cash and cash equivalents	22,488	(11,355)
Cash and cash equivalents, beginning of period	26,719	43,948
Cash and cash equivalents, end of period	$49,207	$32,593

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

GRANDE COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. Background and Basis of Presentation

The primary business of Grande Communications Holdings, Inc. and its consolidated subsidiary, Grande Communications Networks, Inc. (collectively the “Company”) is providing residential and small and medium sized business customers in Texas with a bundled package of cable television, telephone, and broadband Internet and other services. The Company provides these services in seven markets in the state of Texas using local broadband networks that the Company constructed. In addition, the Company provides broadband transport services to medium and large enterprises and communication carriers as well as providing network services by offering telecommunications and data products to medium and large enterprises and communication carriers within the wholesale markets.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the rules and regulations of the Securities and Exchange Commission (the “SEC”) that permit reduced disclosure for interim periods. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, these condensed consolidated financial statements contain all adjustments, consisting of normal, recurring adjustments necessary for a fair presentation of the financial position of the Company as of June 30, 2006 and 2007, and for the three and six months ended June 30, 2006 and 2007. Operating results for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007. The December 31, 2006 balance sheet is derived from the audited financial statements for the year ended December 31, 2006. These interim financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2006 and notes thereto, together with management’s discussion and analysis of financial condition and results of operations contained in the Company’s Annual Report for the year ended December 31, 2006 on Form 10-K filed with the SEC on March 30, 2007.

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

2. Income Taxes

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”), on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”, and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Based on our evaluation, we have concluded that there are no significant unrecognized tax benefits requiring recognition in our financial statements. Our evaluation was performed for the tax years ended December 31, 2003, 2004, 2005 and 2006, the tax years that remain subject to examination by federal jurisdiction as of June 30, 2007.  The tax years that remain subject to examination by the state of Texas include the previously mentioned tax years as well as the tax year ended December 31, 2002.

We may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. In the event we have received an assessment for interest and/or penalties, it has been classified in the financial statements as interest expense and selling, general and administrative expense, respectively.

Effective January 1, 2007, the state of Texas changed its Texas franchise tax, which was based on taxable capital, to a gross margin tax resulting in income tax expense for the Company during the three and six months ended June 30, 2007.  The 2006 Texas franchise tax expense is included as a component of selling, general and administrative expense in the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2006.

Index

3. Long Term Debt

During May and June 2007, the Company completed new financing of $3.8 million with a term of 24 months, which was utilized for the purchase of network equipment.  The financing is secured by the network equipment purchased with the proceeds of the borrowing and bears interest at an effective annual rate of approximately 15.3% with monthly payments based on 4.2% multiplied by the total amounts drawn for network equipment purchases.  This financing is permitted under the indenture between Grande and U.S. Bank National Association, as Indenture Trustee, dated March 23, 2004 (the “Indenture”) governing the 14% senior secured notes due 2011 (the “senior notes”).

4. Contingencies

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

5. Subsequent Events

14% Senior Secured Notes

On July 18, 2007, the Company completed a private placement offering of an additional $25 million in aggregate principal amount of 14% senior secured notes due 2011 for gross proceeds of approximately $26.0 million including a premium on issuance of $1.0 million.  We expect total debt issuance costs to be approximately $0.2 million.  We plan to use the proceeds for capital expenditures and working capital purposes. These additional senior notes were issued under the Indenture and are part of the same series of senior notes as those issued in March 2004 and 2006.  The holders of a majority of the outstanding principal balance of the senior notes waived the covenant in the Indenture limiting additional indebtedness to allow the Company to complete this offering and we entered into a Supplemental Indenture to reflect this waiver on July 18, 2007.

Index

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

Overview

Grande’s primary business is providing residential and small and medium sized business customers in Texas with a bundled package of cable television, telephone, and broadband Internet and other services. We provide these services in seven markets in the state of Texas using local broadband networks that we constructed. We refer to the homes and businesses that our network is capable of providing services to as “marketable homes passed.” As of June 30, 2007, we had the ability to market services to 340,000 distinct homes and businesses over our networks and had 139,558 residential and business customers. Our operating revenues were $47.6 million and $49.9 million for the three months ended June 30, 2006 and 2007, respectively, and $95.2 million and $98.2 million for the six months ended June 30, 2006 and 2007, respectively.

Grande was founded in October 1999 and was funded with $232 million of initial equity capital to pursue a retail strategy of constructing broadband networks in order to offer bundled cable television, telephone, and broadband Internet services to customers. Operating revenues from bundled services were $36.7 million and $38.8 million for the three months ended June 30, 2006 and 2007, respectively, and $72.6 million and $76.6 million for the six months ended June 30, 2006 and 2007, respectively.

We believe that an important measure of our growth potential is the number of marketable homes passed by our networks. Marketable homes passed are the number of residential and business units, such as single family residential homes, apartments and condominium units, passed by our networks, other than those we believe are covered by exclusive arrangements with other providers of competing services. Since 2001, we have grown our marketable homes passed through the construction of our networks. The expansion of our networks has, in turn, allowed us to pursue a retail strategy of offering bundled cable television, telephone and broadband Internet services to residential and business customers. We have derived an increasing percentage of our revenues from our bundled services and we expect this trend to continue. Because of our local networks and fixed infrastructure in the markets in which we currently operate, we believe we can continue to grow our business without incurring the significant capital investment required to launch operations in new markets.

In addition, we have leveraged our retail metro network build-out with the 2003 acquisition of a long haul fiber optic network, primarily located in Texas, to allow us to provide broadband transport services to medium and large enterprises and communication carriers. Operating revenues for broadband transport services were $1.9 million and $2.3 million for the three months ended June 30, 2006 and 2007, respectively, and $4.3 million and $4.7 million for the six months ended June 30, 2006 and 2007, respectively.

In July 2000, when our network construction was still in a very early stage, we acquired Thrifty Call, which had an established telephone and data network that served as the platform for the provisioning of residential telephone and broadband Internet services and that still provides network services to medium and large enterprises and communication carriers in the wholesale market. Operating revenues for network services were $9.0 million and $8.8 million for the three months ended June 30, 2006 and 2007, respectively, and $18.3 million and $16.9 million for the six months ended June 30, 2006 and 2007, respectively.

Index

Our network services are primarily provided using our existing infrastructure and personnel with minimal incremental operating costs and capital expenditures for maintenance. By leveraging our brand, communications infrastructure, voice and data volume, and personnel that predominantly support our core retail business and its products, we have gained efficiencies of scale by offering telecommunications and data products into the wholesale markets.

We have incurred net losses for the past five years and expect to continue to incur net losses in the future. However, we had positive Adjusted EBITDA during the fiscal years 2002 through 2006 as well as for the three and six months ended June 30, 2006 and 2007. See “EBITDA/Adjusted EBITDA” below for a discussion of this non-GAAP measure of our operating performance as well as our use of Adjusted EBITDA.

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

Since 2004 through June 30, 2007, we have also raised net proceeds of approximately $155.0 million of senior secured debt. On March 23, 2004, we raised net proceeds of approximately $124.5 million in a private placement of 136,000 units, with each unit consisting of a $1,000 principal amount of 14% senior secured note due 2011 (“senior notes”) and a warrant to purchase 100.336 shares of our common stock. The senior notes are governed by the indenture between Grande and U.S. Bank National Association, as Indenture Trustee, dated March 23, 2004 (“Indenture”). We used a portion of the net proceeds from the offering to repay all amounts outstanding under our then-existing senior credit facility. That facility was terminated upon repayment.

On March 24, 2006, we raised net proceeds of approximately $30.5 million in a private placement of an additional $32.0 million in aggregate principal amount of 14% senior secured notes due 2011. These additional notes were issued under the Indenture. We used the proceeds for capital expenditures and working capital purposes.

On July 18, 2007, the Company completed a private placement offering of an additional $25 million in aggregate principal amount of 14% senior secured notes due 2011, for gross proceeds of approximately $26.0 million including a premium on issuance of $1.0 million.  We expect total debt issuance costs to be approximately $0.2 million.  We plan to use the proceeds for capital expenditures and working capital purposes. These additional senior notes were issued under the Indenture and are part of the same series of senior notes as those issued in March 2004 and 2006.  The holders of a majority of the outstanding principal balance of the senior notes waived the covenant in the Indenture limiting additional indebtedness to allow the Company to complete this offering and we entered into a Supplemental Indenture to reflect this waiver on July 18, 2007.

During May and June 2007, we completed new financing of $3.8 million with a term of 24 months, which was utilized for the purchase of network equipment.  The financing is secured by the network equipment purchased with the proceeds of the borrowing and bears interest at an effective annual rate of approximately 15.3% with monthly payments based on 4.2% multiplied by the total amounts drawn for network equipment purchases.  This financing is permitted under the Indenture governing the senior notes.

Index

Marketable Homes Passed, Customers and Connections

We report marketable homes passed as the number of residential and business units, such as single family residence homes, apartments and condominium units, passed by our networks other than those we believe are covered by exclusive arrangements with other providers of competing services. As of June 30, 2007, our networks passed 340,000 marketable homes and we had 139,558 residential and business customers.

Because we deliver multiple services to our customers, we report our total number of connections for cable television, telephone and broadband Internet and other services in addition to our total number of customers. We count each cable television, telephone and broadband Internet and other service purchase as a separate connection. For example, a single customer who purchases cable television, telephone and broadband Internet service would count as three connections. Similarly, a single customer who purchases our broadband Internet service and our telephone service would count as two connections. We do not record the purchase of long distance telephone service by a local telephone customer or digital cable services by an analog cable customer as additional connections. However, we do record each purchase of an additional telephone line by a local telephone customer as an additional connection. As of June 30, 2007, we had 303,517 connections.

Operating Revenues

We derive our operating revenues primarily from monthly charges for the provision of cable television, telephone, and broadband Internet and other services to residential and business customers. In addition, we derive operating revenues by providing broadband transport services to medium and large enterprises and communication carriers as well as providing network services by offering telecommunications and data products to medium and large enterprises and communication carriers within the wholesale markets. These services are a single business provided over a unified network. However, since our different products and services generally involve different types of charges and in some cases different billing methods, we have presented the following information on our revenues from each major product line.

Bundled services revenues—cable television, telephone, broadband Internet and other. We typically provide cable television, telephone and broadband Internet and other services on a bundled basis for fixed monthly fees billed in advance, with the amount of the monthly fee varying significantly depending upon the particular bundle of services provided. We also charge usage-based fees for additional services, such as pay-per-view movies that involve a charge for each viewing and long-distance services that involve charges by the number of minutes of use. We generally bill for these usage-based services monthly in arrears. We also generate revenues from one-time charges for the installation of premises equipment. Most of our bundled offerings include fees for equipment rental, although in some instances we sell modems to customers. Revenue generated from equipment sales is an insignificant portion of our total revenues. We also charge monthly or one-time fees for additional services, including advertising. We collect from our cable customers and include in our gross revenues the fees payable to cable franchise authorities, which are usually approximately 5% of our revenues from cable subscriptions. We began offering security services as part of our bundle in June 2004. We discontinued actively marketing our security services in 2006. However, we continue to provide service to our existing customer base. The security revenue is included in broadband Internet and other.

Broadband transport services revenues. Our revenues from broadband transport services, which consist of access to our metro area networks and point-to-point circuits on our long haul fiber optic network, involve fixed monthly fees billed in advance, where the amount charged varies with the amount of capacity, type of service and whether any customized capacity or services are provided. Our revenues also include non-recurring charges for construction, installation and configuration services, which can range significantly depending upon the customer’s needs.

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

Index

Costs and Expenses

Cost of Revenues

Cost of revenues includes those expenses that are directly related to the generation of operating revenues and has fixed and variable components, however it does not include depreciation or amortization. Our network supports the products and services that we provide to customers, and due to a common network infrastructure and many of the same resources and personnel being used to generate revenues from the various product and service categories, it is difficult to determine cost of revenues by product.

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

•
Broadband Internet and other costs. Our cost of revenues associated with delivering broadband Internet and other services to residential and business customers consists primarily of transport costs and fees associated with peering arrangements we have with other carriers. Transport costs and peering fees for this service are largely fixed as long as we do not need to procure additional equipment or lease additional capacity, but transport costs and peering fees may increase when new facilities for connecting to the Internet need to be obtained. Our security-related costs are primarily related to security system monitoring by a third-party provider.

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

Selling, general and administrative expenses

Our selling, general and administrative expenses include all of the expenses associated with operating and maintaining our networks that are not cost of revenues. These expenses primarily include employee compensation and departmental costs incurred for network design, monitoring and maintenance. They also include employee compensation and departmental costs incurred for customer disconnection and reconnection and service personnel, customer service representatives and management, and sales and marketing personnel. Other included items are advertising expenses, promotional expenses, corporate and subsidiary management, administrative costs, bad debt expense, professional fees, property taxes, insurance and facilities costs.

Depreciation and amortization

Depreciation and amortization expenses include depreciation of our broadband networks and equipment and other intangible assets related to acquisitions.

Index

Operating Data

	Quarter Ended
	June 30,	September 30,	December 31,	March 31,	June 30,
	2006	2006	2006	2007	2007
Operating Data:
Marketable homes passed	334,528	335,818	337,025	338,852	340,000
Customers	136,920	138,542	137,542	139,226	139,558
Number of connections:
Cable television	91,156	93,709	93,778	95,585	96,582
Telephone	116,463	117,071	116,229	116,679	116,204
Broadband Internet and other	79,372	83,229	85,117	88,526	90,731
Total connections	286,991	294,009	295,124	300,790	303,517
Average monthly revenue per:
Customer – bundled services	$88.64	$88.61	$89.00	$91.07	$92.80
Cable television connection	52.15	52.18	52.40	54.56	55.98
Telephone connection	41.72	40.73	40.18	40.04	40.48
Broadband Internet and other connection	32.87	32.30	31.90	31.95	31.73

Results of Operations

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2007

The following table sets forth financial data as a percentage of operating revenues for the three months ended June 30, 2006 and 2007.

	Three Months Ended
	June 30,
	2006	2007
Consolidated Financial Data:
Operating revenues:
Cable television	30%	32%
Telephone	31	28
Broadband Internet	16	17
Broadband transport services	4	5
Network services	19	18
Total operating revenues	100	100
Operating expenses:
Cost of revenues	35	35
Selling, general and administrative	52	47
Depreciation and amortization	30	28
Total operating expenses	117	110
Operating loss	(17)	(10)
Other income (expense):
Interest income	1	1
Interest expense, net of capitalized interest	(13)	(14)
Net gain on sale of assets	1	—
Total income (expense)	(11)	(13)
Loss before income tax expense	(28)	(23)
Income tax expense	—	(1)
Net loss	(28)%	(24)%

Index

Operating Revenues. Our operating revenues for the three months ended June 30, 2006 and 2007 were $47.6 million and $49.9 million, respectively, an increase of $2.3 million, or 5%. This increase was driven primarily by a $2.1 million and $0.4 million increase in bundled services revenues and broadband transport services revenues, respectively, partially offset by a $0.2 million decrease in revenues from network services.

Operating revenues for our bundled services for the three months ended June 30, 2006 and 2007 were $36.7 million and $38.8 million, respectively, an increase of $2.1 million, or 6%. Bundled services revenues increased due to growth in the number of connections, from 286,991 as of June 30, 2006 to 303,517 as of June 30, 2007, and, to a lesser extent, from the cable rate increases described below.  The additional connections and revenues resulted primarily from the continued increase in penetration of existing marketable homes and to a lesser extent, sales to new marketable homes built during the period from July 1, 2006 through June 30, 2007.

Operating revenues for our cable television services for the three months ended June 30, 2006 and 2007 were $14.4 million and $16.1 million, respectively, an increase of $1.7 million, or 12%. Approximately 57% of the $1.7 million increase in cable television services was due to our annual rate increase, which occurred during January 2007, as well as increases related to an increase in connections and an increased number of customers adding premium services and advanced services, such as HD and DVR.

Operating revenues for our telephone services for the three months ended June 30, 2006 and 2007 were $14.6 million and $14.2 million, respectively, a decrease of $0.4 million, or 3%, primarily due to a 3% decrease in average monthly revenue per unit.  Of the decrease in average monthly revenue per unit, approximately 55% was due to a regulatory mandated reduction in meet point billing access rates.

Operating revenues for our broadband Internet and other services for the three months ended June 30, 2006 and 2007 were $7.7 million and $8.5 million, respectively, an increase of $0.8 million, or 10%, primarily due to a 14% increase in connections related to residential high speed Internet service and business Ethernet service partially offset by a 3% decrease in average monthly revenue per connection.

Operating revenues for our broadband transport services for the three months ended June 30, 2006 and 2007 were $1.9 million and $2.3 million, respectively, an increase of $0.4 million, or 21%, as a result of an increase in construction and dark fiber sales as well as moderate customer growth.

Operating revenues for our network services for the three months ended June 30, 2006 and 2007 were $9.0 million and $8.8 million, respectively, a decrease of $0.2 million, or 2%.  This decrease consisted of a $0.3 million decrease in revenues from data services as the result of a $0.2 million decrease in reciprocal compensation revenue due to a regulatory mandated reduction as well as a decrease in volume from customers.  In addition, there was a $0.2 million decrease in national directory assistance service revenues due to a decrease in customer volume.  These decreases were partially offset by an increase in carrier switched services revenues of $0.3 million as a result of an increase in rates exceeding decreased customer volume.

Cost of Revenues. Our cost of revenues for the three months ended June 30, 2006 and 2007 were $16.5 million and $17.5 million, respectively, an increase of $1.0 million, or 6%. Cost of revenues remained consistent as a percentage of revenues at 35% for the three months ended June 30, 2006 and 2007.  The increase in our cost of revenues was primarily due to an increase in cable television services costs of approximately $1.1 million partially offset by a $0.1 million decrease in network services and broadband transport services costs.

Selling, General and Administrative Expense. Our selling, general and administrative expense for the three months ended June 30, 2006 and 2007 was $24.8 million and $23.6 million, respectively, a decrease of $1.2 million, or 5%. Selling, general and administrative expense decreased as a percentage of revenues from 52% to 47%.  Decreases in selling, general and administrative expense of approximately $2.9 million related to property tax, a 2006 nonrecurring early termination expense related to a property lease, reductions in contract labor charges as sales and customer service positions were brought in-house as well as decreases in network repairs and maintenance, utilities and other administrative expenses all contributed to the overall decrease.  Partially offsetting these decreases were $1.7 million of increases related to sales and marketing expense as we continued to grow the bundled service business, compensation primarily related to the sales and customer service positions described above, professional services in support of internal control projects related to the compliance requirements of the Sarbanes-Oxley Act of 2002 and other valuation services, stock based compensation, and other miscellaneous expenses.  We expect our selling, general and administrative expense to continue to decrease during each period of 2007 compared to the comparable period of 2006 as we stabilize the management team, focus on cost reductions and gain efficiencies.

Index

Depreciation and Amortization Expense. Our depreciation and amortization expense for the three months ended June 30, 2006 and 2007 was $14.2 million and $13.9 million, respectively, a decrease of $0.3 million, or 2%. The decrease was primarily due to certain assets that became fully depreciated during the period from July 2006 through June 2007.  To a lesser extent, the decrease was also related to sales and dispositions occurring during the same period.  These decreases were partially offset by depreciation expense related to property, plant and equipment additions during the period of July 2006 through June 2007, primarily for customer premise equipment, network construction and capitalized labor.

Interest Expense. For the three months ended June 30, 2006 and 2007, our interest expense, which includes interest incurred net of capitalized interest, was $6.3 million and $6.8 million, respectively, an increase of $0.5 million, or 8%. Our interest expense increased primarily due to a decrease in capitalized interest (and a corresponding increase in interest expense).  For the three months ended June 30, 2006 and 2007, we had capitalized interest of $0.5 million and $0.2 million, respectively, a decrease of $0.3 million or 60%.

Net Gain on Sale of Assets. For the three months ended June 30, 2006 and 2007, our net gain on sale of assets was $0.6 million and $0.3 million, respectively, a decrease of approximately $0.3 million. The 2006 net gain was primarily due to the sale of off-net multiple family dwelling units (“MDU”) assets in Dallas.  Net proceeds from this closing, which occurred on June 19, 2006, were $0.6 million.  This was the second closing of the sale of assets in Dallas, which were non-strategic in nature and were originally acquired in our October 2003 acquisition of Advantex. The net gain recognized during 2007 related primarily to (i) amortization of deferred gains related to the sale and leaseback of Company land and buildings and customer premise equipment of approximately $0.1 million and (ii) the sale or disposal of certain communications plant, vehicles, network and other equipment.

Income Tax Expense. For the three months ended June 30, 2007, our income tax expense was $0.7 million. Effective January 1, 2007, the state of Texas changed its Texas franchise tax, which was based on taxable capital, to a gross margin Tax resulting in income tax expense for the Company during the three months ended June 30, 2007.  The 2006 Texas franchise tax expense is included as a component of selling, general and administrative expense in the accompanying condensed consolidated statements of operations for the three months ended June 30, 2006.

Index

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2007

The following table sets forth financial data as a percentage of operating revenues for the six months ended June 30, 2006 and 2007.

	Six Months Ended
	June 30,
	2006	2007
Consolidated Financial Data:
Operating revenues:
Cable television	30%	32%
Telephone	31	29
Broadband Internet	16	17
Broadband transport services	4	5
Network services	19	17
Total operating revenues	100	100
Operating expenses:
Cost of revenues	35	35
Selling, general and administrative	51	47
Depreciation and amortization	29	27
Total operating expenses	115	109
Operating loss	(15)	(9)
Other income (expense):
Interest income	—	1
Interest expense, net of capitalized interest	(12)	(14)
Other income	—	—
Net gain on sale of assets	3	—
Total other income (expense)	(9)	(13)
Loss before income tax expense	(24)	(22)
Income tax expense	—	—
Net loss	(24)%	(22)%

Operating Revenues. Our operating revenues for the six months ended June 30, 2006 and 2007 were $95.2 million and $98.2 million, respectively, an increase of $3.0 million, or 3%. This increase was driven primarily by a $4.0 million and $0.4 million increase in bundled services revenues and broadband transport services revenues, respectively, partially offset by a $1.4 million decrease in revenues from network services.

Operating revenues for our bundled services for the six months ended June 30, 2006 and 2007 were $72.6 million and $76.6 million, respectively, an increase of $4.0 million, or 6%. Bundled services revenues increased due to growth in the number of connections, from 286,991 as of June 30, 2006 to 303,517 as of June 30, 2007, and, to a lesser extent, from the cable rate increases described below.  The additional connections and revenues resulted primarily from the continued increase in penetration of existing marketable homes and to a lesser extent, sales to new marketable homes built during the period from July 1, 2006 through June 30, 2007.

Operating revenues for our cable television services for the six months ended June 30, 2006 and 2007 were $28.2 million and $31.6 million, respectively, an increase of $3.4 million, or 12%. Approximately 53% of the $3.4 million increase in cable television services was due to our annual rate increase, which occurred during January 2007, as well as increases related to an increase in connections and an increased number of customers adding premium services and advanced services, such as HD and DVR.

Operating revenues for our telephone services for the six months ended June 30, 2006 and 2007 were $29.2 million and $28.1 million, respectively, a decrease of $1.1 million, or 4%, primarily due to a 3% decrease in average monthly revenue per unit.  Of the decrease in average monthly revenue per unit, approximately 55% was due to a regulatory mandated reduction in meet point billing access rates.

Operating revenues for our broadband Internet and other services for the six months ended June 30, 2006 and 2007 were $15.2 million and $16.9 million, respectively, an increase of $1.7 million, or 11%, primarily due to a 14% increase in connections related to residential high speed service and business Ethernet service partially offset by a 3% decrease in average monthly revenue per connection.

Index

Operating revenues for our broadband transport services for the six months ended June 30, 2006 and 2007 were $4.3 million and $4.7, respectively, an increase of $0.4 million, or 9%, as a result of moderate customer growth as well as an increase in construction and dark fiber sales.

Operating revenues for our network services for the six months ended June 30, 2006 and 2007 were $18.3 million and $16.9 million, respectively, a decrease of $1.4 million, or 8%.  This decrease consisted of a $0.9 million decrease in revenues from data services as the result of a $0.5 million decrease in reciprocal compensation revenue due to a regulatory mandated reduction as well as a decrease in volume from customers.  In addition, there was a $0.2 million and $0.3 million decrease in revenues from carrier switched services and national directory assistance service, respectively, due to a decrease in customer volume.

Cost of Revenues. Our cost of revenues for the six months ended June 30, 2006 and 2007 were $33.0 million and $34.0 million, respectively, an increase of $1.0 million, or 3%. Cost of revenues remained consistent as a percentage of revenues at 35% for the six months ended June 30, 2006 and 2007.  The increase in our cost of revenues was primarily due to an increase in cable television services costs of approximately $2.2 million that was partially offset by a $1.0 million decrease in network services and broadband transport services costs.

Selling, General and Administrative Expense. Our selling, general and administrative expense for the six months ended June 30, 2006 and 2007 was $48.6 million and $46.1 million, respectively, a decrease of $2.5 million, or 5%. Selling, general and administrative expense decreased as a percentage of revenues from 51% to 47%. Decreases in selling, general and administrative expense of approximately $4.7 million related to property tax, a 2006 nonrecurring early termination expense related to a property lease, reductions in contract labor charges as sales and customer service positions were brought in-house as well as decreases in network repairs and maintenance, utilities and other administrative expenses all contributed to the overall decrease.  Partially offsetting these decreases were $2.2 million of increases related to sales and marketing expense as we continued to grow the bundled service business, compensation primarily related to the sales and customer service positions described above, professional services in support of internal control projects related to the compliance requirements of the Sarbanes-Oxley Act of 2002 and other valuation services, stock based compensation, and other miscellaneous expenses. We expect our selling, general and administrative expense to continue to decrease during each period of 2007 compared to the comparable period of 2006 as we stabilize the management team, focus on cost reductions and gain efficiencies.

Depreciation and Amortization Expense. Our depreciation and amortization expense for the six months ended June 30, 2006 and 2007 was $28.1 million and $26.9 million, respectively, a decrease of $1.2 million, or 4%. The decrease was primarily due to certain assets that became fully depreciated during the period from July 2006 through June 2007.  The remaining decrease was related to sales and dispositions occurring during the same period and to a $0.7 million reduction in depreciation expense related to a sales tax refund as a result of a review of vendor invoices in the years 2004 and 2005. Because a portion of the sales taxes associated with those invoices were capitalized as property and equipment and were partially depreciated, $0.7 million of the refund was applied as a reduction of depreciation expense.   These decreases were partially offset by depreciation expense related to property, plant and equipment additions during the period of July 2006 through June 2007, primarily for customer premise equipment, network construction and capitalized labor.

Interest Expense. For the six months ended June 30, 2006 and 2007, our interest expense, which includes interest incurred net of capitalized interest, was $11.4 million and $13.4 million, respectively, an increase of $2.0 million, or 18%. Interest expense increased primarily due to the private placement of an additional $32.0 million of senior notes in March 2006 as well as a decrease in capitalized interest (and a corresponding increase in interest expense). For the six months ended June 30, 2006 and 2007, we had capitalized interest of $1.1 million and $0.4 million, respectively, a decrease of $0.7 million, or 64%.

Net Gain on Sale of Assets. For the six months ended June 30, 2006 and 2007, our net gain on sale of assets was $2.5 million and $0.2 million, respectively, a decrease of $2.3 million. The 2006 net gain was primarily due to the sale of off-net MDU assets in Dallas.  Net proceeds from the first closing, which occurred on March 31, 2006, were $1.9 million, and net proceeds from the second closing, which occurred on June 19, 2006, were $0.6 million.  These assets were non-strategic in nature and were originally acquired in our October 2003 acquisition of Advantex. The net gain recognized during 2007 related primarily to (i) amortization of deferred gains related to the sale and leaseback of Company land and buildings and customer premise equipment of approximately $0.18 million and (ii) the sale or disposal of certain communications plant, vehicles, network and other equipment.

Index

Income Tax Expense. For the six months ended June 30, 2007, our income tax expense was $0.6 million. Effective January 1, 2007, the state of Texas changed its Texas franchise tax, which was based on taxable capital, to a gross margin tax resulting in income tax expense for the Company during the six months ended June 30, 2007.  The 2006 Texas franchise tax expense is included as a component of selling, general and administrative expense in the accompanying condensed consolidated statements of operations for the six months ended June 30, 2006.

EBITDA/Adjusted EBITDA

 We measure our operating performance on earnings before interest income, interest expense, income taxes, depreciation and amortization, referred to as “EBITDA.” EBITDA is not a measure of financial performance under GAAP. We believe EBITDA is often a useful measure of a company’s operating performance and is a significant basis used by our management to measure the operating performance of our business.

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

The Company believes amortization of debt issuance costs and non-cash stock-based compensation are similar to amortization expense and interest expense, in that it is more useful to report EBITDA net of these amounts to better measure operating performance in comparison to prior periods. However, because of the nature of these charges, the Company is referring to EBITDA, net of amortization of debt issuance costs and non-cash stock-based compensation charges, as “Adjusted EBITDA.”

Because a significant portion of our cost of revenues and overhead expenses are generally fixed in nature, increasing revenues should result in further increases in EBITDA/Adjusted EBITDA and in EBITDA/Adjusted EBITDA as a percentage of revenues. To the extent the increased revenues are the result of adding residential and business customers for our bundled services, which have higher gross margins than network services, EBITDA/Adjusted EBITDA should increase more quickly on a percentage basis.

The reconciliation of EBITDA/Adjusted EBITDA to net loss is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2007	2006	2007
	(in thousands)		(in thousands)
Net loss as reported	$(13,192)	$(12,058)	$(22,828)	$(21,794)
Add back non-EBITDA/Adjusted EBITDA items included in net loss:
Interest income	(416)	(272)	(558)	(705)
Interest expense, net of capitalized interest	6,295	6,765	11,401	13,434
Income tax expense	—	691	—	560
Franchise tax expense (benefit)	75	(268)	150	(268)
Depreciation and amortization	14,192	13,854	28,075	26,898
EBITDA	6,954	8,712	16,240	18,125
Stock-based compensation expense	55	254	88	370
Adjusted EBITDA (1)	$7,009	$8,966	$16,328	$18,495

(1) Adjusted EBITDA includes a net gain on sale of assets of $0.6 million and $0.3 million during the three months ended June 30, 2006 and 2007, respectively and $2.5 million and $0.2 million during the six months ended June 30, 2006 and 2007, respectively.

Index

Adjusted EBITDA was $7.0 million and $9.0 million during the three months ended June 30, 2006 and 2007, respectively, an increase of $2.0 million, or 29%. The increase was primarily due to a $2.3 million increase in revenues as well as a $1.0 million decrease in selling, general and administrative expenses, excluding stock-based compensation and franchise tax expense, partially offset by a $1.0 million increase in costs of revenues and a $0.3 million decrease in net gain on sale of assets.

Adjusted EBITDA was $16.3 million and $18.5 million during the six months ended June 30, 2006 and 2007, respectively, an increase of $2.2 million, or 13%. The increase was primarily due to a $3.0 million increase in revenues as well as a $2.4 million decrease in selling, general and administrative expenses, excluding stock-based compensation and franchise tax expense, partially offset by a $1.0 million increase in costs of revenues and a $2.3 million decrease in net gain on sale of assets.

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

We have also raised net proceeds of approximately $155.0 million from the sale of our senior notes from March 2004 through June 30, 2007. On March 23, 2004, we issued $136.0 million principal amount at maturity of senior notes and in March 2006, we raised net proceeds of approximately $30.5 million in a private placement of an additional $32 million in aggregate principal amount of senior notes. Interest on the senior notes is payable semi-annually each April 1 and October 1. We used a portion of the net proceeds from the issuance of the senior notes in 2004 to repay all amounts outstanding under our then-existing senior credit facility. We used the net proceeds from the sale of the additional senior notes in March 2006 for capital expenditures and working capital purposes.

On July 18, 2007, the Company completed a private placement offering of an additional $25 million in aggregate principal amount of 14% senior secured notes due 2011 for gross proceeds of approximately $26.0 million including a premium on issuance of $1.0 million.  We expect total debt issuance costs to be approximately $0.2 million.  We plan to use the proceeds for capital expenditures and working capital purposes. These additional senior notes were issued under the Indenture and are part of the same series of senior notes as those issued in March 2004 and 2006.  The holders of a majority of the outstanding principal balance of the senior notes waived the covenant in the Indenture limiting additional indebtedness to allow the Company to complete this offering and we entered into a Supplemental Indenture to reflect this waiver on July 18, 2007.

During May and June 2007, we completed new financing of $3.8 million with a term of 24 months, which was utilized for the purchase of network equipment.  The financing is secured by the network equipment purchased with the proceeds of the borrowing and bears interest at an effective annual rate of approximately 15.3% with monthly payments based on 4.2% multiplied by the total amounts drawn for network equipment purchases.  This financing is permitted under the Indenture governing the senior notes.

At June 30, 2007, we had total cash and cash equivalents of $32.6 million and $163.3 million of long-term debt outstanding, net of current portion, and net of discounts of $6.6 million. In April 2007, we paid $11.8 million of interest due on our senior notes.

As of June 30, 2007, we had net working capital of $8.3 million, compared to net working capital of $20.2 million as of December 31, 2006.  Excluding the impact of the $11.8 million April 2007 payment of interest on our senior notes, which reduced both cash and accrued liabilities, the $11.9 million decrease in working capital resulted primarily from a $13.8 million increase in current liabilities partially offset by a $1.9 million increase in current assets.

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

Index

We may need additional financing to fund our operations or to undertake initiatives not contemplated by our business plan or to obtain additional cushion against possible shortfalls. We also may pursue additional financing as opportunities arise. Future financings may include a range of different sizes or types of financing, including the sale of additional debt or equity securities. However, we may not be able to raise additional funds on favorable terms or at all. Our ability to obtain additional financing depends on several factors, including: future market conditions; our success or lack of success in penetrating our markets and growing our overall income; our future creditworthiness; and restrictions contained in agreements with our investors or lenders, including the restrictions contained in the Indenture. These financings could increase our level of indebtedness or result in dilution to our equity holders. Additionally, we currently cannot call our existing senior notes until April 2008, which limits our near term ability to refinance our senior notes in the event better pricing and terms are available to us in the market.

Cash Flows from Operating Activities

Net cash provided by operations totaled $3.9 million and $5.2 million for the six months ended June 30, 2006 and 2007, respectively. The net cash flow activity related to operations consists primarily of changes in operating assets and liabilities and adjustments to net loss for non-cash transactions including:

•	depreciation and amortization expense;
•	amortization of deferred financing costs;
•	provision for bad debt;
•	net gain on sale of assets; and
•	non-cash compensation expense.

Depreciation and amortization for the six months ended June 30, 2006 and 2007 was $28.1 million and $26.9 million, respectively. Net gains on the sale of assets for the six months ended June 30, 2006 and 2007 were $2.5 million and $0.2 million, respectively.  Other non-cash charges for the six months ended June 30, 2006 and 2007 were $2.9 million and $2.8 million, respectively.

As of June 30, 2007, accrued liabilities included $5.9 million related to the interest due on our senior notes, which will be paid on October 1, 2007.

 Cash Flows from Investing Activities

Our net cash used in investing activities for the six months ended June 30, 2006 and 2007 was $11.7 million and $18.1 million, respectively. These net cash outflows are primarily due to the purchase of customer premise equipment, installation costs and other capital assets in both 2006 and 2007. Cash flows used in investing activities for the six months ended June 30, 2006 and 2007 consisted primarily of $15.1 million and $19.6 million in property, plant and equipment purchases, respectively, partially offset by $3.1 million and $1.5 million in proceeds, primarily related to the 2006 sales of off-net MDU assets in Dallas and the 2007 sales tax refund and other sales of certain property, plant and equipment, respectively.

Cash Flows from Financing Activities

Our net cash provided by financing activities for the six months ended June 30, 2006 and 2007 was $30.3 million and $1.5 million, respectively. Cash flows from financing activities in the six months ended June 30, 2006 consisted primarily of the net proceeds from the private placement of an additional $32 million in aggregate principal amount of senior notes.  Cash flows from financing activities for the six months ended June 30, 2007 consisted primarily of $3.8 million received in financing from secured borrowings partially offset by $2.1 million in payments on capital leases.

Capital Expenditures

We had capital expenditures of approximately $15.1 million and $19.6 million, including capitalized interest, during the six months ended June 30, 2006 and 2007, respectively. The increase of $4.5 million is primarily due to capital equipment purchases related to our long haul fiber optic network upgrade. The Indenture prohibits us from making capital expenditures when the aggregate amount of cash and cash equivalents held by us (after giving effect to such planned capital expenditure) would be less than $20 million. The capital expenditure amounts described above primarily relate to: network construction; initial installation costs; the purchase of customer premise equipment, such as cable set-top boxes and cable modems; corporate and network equipment, such as switching and transport equipment; and billing and information systems.

We anticipate spending approximately $30 million to $35 million, excluding capitalized interest, in capital expenditures during the year ended December 31, 2007. The Company intends to manage its capital expenditures in accordance with the covenant set forth in the Indenture to ensure that cash is not less than $20 million.

Index

Contractual Obligations and Commercial Commitments

The following table represents contractual obligations at June 30, 2007:

	Payments Due by Period
	2007	2008	2009	2010	2011	2012 & Beyond	Total
	(In thousands)
Long-term debt and related interest obligations	$12,567	$25,454	$25,388	$23,524	$179,760	$—	$266,693
Capital lease obligations	2,547	5,003	2,494	1,750	1,654	19,290	32,738
Operating lease obligations	1,999	3,794	3,255	2,239	1,929	10,524	23,740
Maintenance obligations	461	1,046	1,046	1,027	1,027	9,153	13,760
Purchase obligations	364	2,747	—	—	—	—	3,111
Total	$17,938	$38,044	$32,183	$28,540	$184,370	$38,967	$340,042

During the six months ended June 30, 2007, our aggregate contractual obligations decreased approximately $19 million compared to those previously described in Part II, Item 7 included in Grande’s Annual Report on Form 10-K for the year ended December 31, 2006.  The decrease is primarily related to payments on capital and operating leases and maintenance and purchase obligations as well as the semi-annual $11.8 million interest payment on the senior notes, partially offset by new network equipment financing, office space and vehicle operating leases.

Long-term Debt. On March 23, 2004, the Company completed a private placement offering for 136,000 units, with each unit consisting of (1) $1,000 of senior notes and (2) a warrant to purchase 100.336 shares of common stock. The senior notes accrue interest at the rate of 14% per annum with the interest payable semi-annually in cash in arrears on April 1 and October 1. On March 24, 2006, we raised net proceeds of approximately $30.5 million in a private placement of an additional $32.0 million in aggregate principal amount of 14% senior secured note due 2011. These additional notes were issued under the Indenture and are part of the same series of senior notes as those issued in March 2004.

On July 18, 2007, the Company completed a private placement offering of an additional $25 million in aggregate principal amount of 14% senior secured notes due 2011, for gross proceeds of approximately $26.0 million including a premium on issuance of $1.0 million.  We expect total debt issuance costs to be approximately $0.2 million.  We plan to use the proceeds for capital expenditures and working capital purposes. These additional senior notes were issued under the Indenture and are part of the same series of senior notes as those issued in March 2004 and 2006.  The holders of a majority of the outstanding principal balance of the senior notes waived the covenant in the Indenture limiting additional indebtedness to allow the Company to complete this offering and we entered into a Supplemental Indenture to reflect this waiver on July 18, 2007.

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

Index

During May and June 2007, we completed new financing of $3.8 million with a term of 24 months, which was utilized for the purchase of network equipment.  The financing is secured by the network equipment purchased with the proceeds of the borrowing and bears interest at an effective annual rate of approximately 15.3% with monthly payments based on 4.2% multiplied by the total amounts drawn for network equipment purchases.  This financing is permitted under the Indenture governing the senior notes.

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

Our management, with the participation of our Chief Executive Officer, who is our principal executive officer, and our Chief Financial Officer, who is our principal financial officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e), as applicable, under the Securities Exchange Act of 1934) as of June 30, 2007. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to Grande, including its consolidated subsidiary, required to be included in this report and the other reports that we file or submit under the Securities Exchange Act of 1934.

During the three months ended June 30, 2007, there were no changes in our internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Index

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Unless designated by an asterisk indicating that such document has been filed herewith, the Exhibits listed below have been heretofore filed by the Company pursuant to Section 13 or 15(d) of the Exchange Act and are hereby incorporated herein by reference to the pertinent prior filing.

Exhibit
No	Description
3.1	Restated Certificate of Incorporation of Grande Communications Holdings, Inc. (previously filed as exhibit 3.1 to Form 10-K dated March 31, 2006).

3.2	Bylaws of Grande Communications Holdings, Inc. (previously filed as exhibit 3.2 to Form S-1 dated May 18, 2004).

3.3	Amendment No. 1 to Bylaws of Grande Communications Holdings, Inc. (previously filed as exhibit 3.3 to Form 10-Q dated November 5, 2004).

3.4	Amendment No. 2 to Bylaws of Grande Communications Holdings, Inc. (previously filed as exhibit 3.4 to Form 10-K dated March 30, 2007).

4.6
Supplemental Indenture No. 1, dated as of July 18, 2007, by and among Grande Communications Holdings, Inc., the Guarantors named therein and U.S. Bank National Association (previously filed as exhibit 10.1 to Form 8-K dated July 23, 2007).

10.1
Purchase Agreement dated July 6, 2007 by and among Grande Communications Holdings, Inc., Grande Communications Networks, Inc., Goldman Sachs & Co., Highland Crusader Offshore Partners, L.P. Communications Media Advisors, LLC and Highland Capital Management, L.P. (previously filed as Exhibit 10.1 to Form 8-K dated July 11, 2007).

10.2
Schedule No. 05, dated May 2, 2007, between Varilease Finance, Inc. as Secured Party, and Grande Communications Holdings, Inc., as Co-Debtor and Grande Communications Networks, Inc. as Co-Debtor to the Master Lease Agreement dated as of March 14, 2006 between Varilease Finance, Inc., Grande Communications Holdings, Inc. and Grande Communications Networks, Inc.  (Secured Credit Facility) (previously filed as Exhibit 10.17 Post Effective Amendment No. 3 to Form S-1 dated May 23, 2007).

24*	Power of Attorney of Grande Communications Holdings, Inc. (included on signature page).

Index

Exhibit
No	Description
31.1*	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

*	Filed herewith.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Grande Communications Holdings, Inc.
(Registrant)

Date: August 14, 2007	By:	/s/ Michael L. Wilfley
Michael L. Wilfley
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)