Form 10-Q
period 2007-09-30
Grande Communications Holdings, Inc.
filed 2007-11-14
CIK 1290729

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2007

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

The number of shares of the registrant’s Common Stock outstanding as of November 8, 2007 was 12,627,265.

GRANDE COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARY

Index

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

GRANDE COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,	September 30,
	2006	2007
		(unaudited)
Assets
Current assets:
Cash and cash equivalents, net of restricted cash of $2,889 and $3,129	$43,948	$58,778
Accounts receivable, net of allowance for doubtful accounts of $1,193 and $871	17,241	18,855
Prepaid expenses	1,823	2,405
Total current assets	63,012	80,038
Property, plant and equipment, net of accumulated depreciation of $261,485 and $301,286	271,939	256,359
Intangible assets, net of accumulated amortization of $753 and $942	1,748	1,604
Debt issue costs, net	5,115	4,518
Other assets	3,227	3,487

Total assets	$345,041	$346,006
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$11,981	$12,004
Accrued liabilities	14,556	15,650
Accrued interest payable	5,880	12,470
Deferred revenue	6,546	6,855
Current portion of long-term debt	9	2,562
Current portion of capital lease obligations	3,859	3,628

Total current liabilities	42,831	53,169
Deferred rent	1,268	1,240
Deferred revenue	4,551	4,106
Capital lease obligations, net of current portion	16,634	14,350
Long term debt, net of current portion	160,797	189,111
Total liabilities	226,081	261,976
Commitments and contingencies (Note 4)
Stockholders’ equity:
Senior series preferred stock:
Series G preferred stock, $0.001 par value per share; 34,615,384 shares authorized, 34,615,330 shares issued and outstanding; liquidation preference of $135,000	35	35
Junior series preferred stock:
Series A preferred stock, $0.001 par value per share; 232,617,839 shares authorized, 232,617,838 shares issued and outstanding; liquidation preference of $232,618	233	233
Series B preferred stock, $0.001 par value per share; 20,833,333 shares authorized, issued and outstanding; liquidation preference of $25,000	21	21
Series C preferred stock, $0.001 par value per share; 30,000,000 shares authorized, 17,005,191 shares issued and outstanding; liquidation preference of $20,406	17	17
Series D preferred stock, $0.001 par value per share; 115,384,615 shares authorized, 114,698,442 shares issued and outstanding; liquidation preference of $149,108	115	115
Series E preferred stock, $0.001 par value per share; 8,000,000 shares authorized, 7,999,099 shares issued and outstanding; liquidation preference of $19,998	8	8
Series F preferred stock, $0.001 par value per share; 12,307,792 shares authorized, 11,758,278 shares issued and outstanding; liquidation preference of $15,286	12	12
Series H preferred stock, $0.001 par value per share; 30,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value per share; 828,835,883 shares authorized, 13,091,140 and 13,117,340 shares issued, 12,591,140 and 12,617,340 shares outstanding, at December 31, 2006 and September 30, 2007, respectively	13	13
Additional paid-in capital	508,736	509,237
Treasury stock, at cost	(5)	(5)
Accumulated deficit	(390,225)	(425,656)
Total stockholders’ equity	118,960	84,030
Total liabilities and stockholders’ equity	$345,041	$346,006

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

GRANDE COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2007	2006	2007
Operating revenues	$47,483	$49,348	$142,675	$147,595
Operating expenses:
Cost of revenues (excluding depreciation and amortization)	16,705	16,948	49,704	50,981
Selling, general and administrative	24,939	23,758	73,538	69,823
Depreciation and amortization	13,365	14,946	41,439	41,843
Total operating expenses	55,009	55,652	164,681	162,647
Operating loss	(7,526)	(6,304)	(22,006)	(15,052)
Other income (expense):
Interest income	532	539	1,089	1,244
Interest expense, net of capitalized interest	(6,254)	(7,795)	(17,655)	(21,229)
Net gain on sale of assets	49	204	2,544	447
Total other income (expense)	(5,673)	(7,052)	(14,022)	(19,538)
Loss before income tax expense	(13,199)	(13,356)	(36,028)	(34,590)
Income tax expense	—	(281)	—	(841)
Net loss	$(13,199)	$(13,637)	$(36,028)	$(35,431)
Basic and diluted net loss per share	$(1.05)	$(1.08)	$(2.88)	$(2.81)
Basic and diluted weighted average number of common shares outstanding	12,534	12,611	12,512	12,601

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

GRANDE COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Nine Months Ended
	September 30,
	2006	2007
Cash flows from operating activities:
Net loss	$(36,028)	$(35,431)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	41,240	41,654
Amortization of intangible assets	199	189
Amortization of deferred financing costs	748	762
Provision for bad debts	2,566	2,185
Amortization of debt discount/premium	801	938
Non-cash compensation expense	231	499
Net gain on sale of assets	(2,544)	(447)
Changes in operating assets and liabilities:
Accounts receivable	(1,495)	(3,799)
Prepaid expenses and other assets	461	(842)
Accounts payable	(345)	690
Accrued liabilities and interest payable	9,175	7,684
Deferred revenue	(185)	129
Deferred rent	280	(28)
Net cash provided by operating activities	15,104	14,183
Cash flows from investing activities:
Purchases of property, plant and equipment	(23,626)	(27,174)
Proceeds from sale of assets	9,502	590
Proceeds from sales tax refunds	924	1,130
Maturities of short term investments	350	—
Other investing activity	(47)	(45)
Net cash used in investing activities	(12,897)	(25,499)
Cash flows from financing activities:
Net proceeds from borrowings	30,581	30,054
Payments of long-term debt and capital lease obligations	(2,007)	(3,076)
Deferred financing costs	(86)	(165)
Net borrowings (repayments) on zero-balance cash account	147	(667)
Other financing activity	10	—
Net cash provided by financing activities	28,645	26,146
Net change in cash and cash equivalents	30,852	14,830
Cash and cash equivalents, beginning of period	26,719	43,948
Cash and cash equivalents, end of period	$57,571	$58,778

Non-cash investing and financing activity:
Capital lease obligations	$6,257	$437

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

GRANDE COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.            Background and Basis of Presentation

The primary business of Grande Communications Holdings, Inc. and its consolidated subsidiary, Grande Communications Networks, Inc. (collectively, the “Company”) is providing residential and small and medium sized business customers in Texas with a bundled package of cable television, telephone, and broadband Internet and other services. The Company provides these services in seven markets in the state of Texas using local broadband networks that the Company constructed. In addition, the Company provides broadband transport services to medium and large enterprises and communication carriers.  The Company also provides network services by offering telecommunications and data products to medium and large enterprises and communication carriers within the wholesale markets.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the rules and regulations of the Securities and Exchange Commission (the “SEC”) that permit reduced disclosure for interim periods. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, these condensed consolidated financial statements contain all adjustments, consisting of normal, recurring adjustments necessary for a fair presentation of the financial position of the Company as of September 30, 2006 and 2007, and for the three and nine months ended September 30, 2006 and 2007. Operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007. The December 31, 2006 balance sheet is derived from the audited financial statements for the year ended December 31, 2006. These interim financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2006 and notes thereto, together with management’s discussion and analysis of financial condition and results of operations contained in the Company’s Annual Report for the year ended December 31, 2006 on Form 10-K filed with the SEC on March 30, 2007.

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

Based on our evaluation, we have concluded that there are no significant unrecognized tax benefits requiring recognition in our financial statements. We also have no recognized tax benefits that should be derecognized in our financial statements.  Our evaluation was performed for the tax years ended December 31, 2003, 2004, 2005 and 2006, the tax years that remain subject to examination by federal jurisdiction as of September 30, 2007.  The tax years that remain subject to examination by the state of Texas include the previously mentioned tax years as well as the tax year ended December 31, 2002.

We may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. In the event we have received an assessment for interest and/or penalties, it has been classified in the financial statements as interest expense and selling, general and administrative expense, respectively.

Effective January 1, 2007, the state of Texas changed its Texas franchise tax, which was based on taxable capital, to a gross margin tax resulting in income tax expense for the Company during the three and nine months ended September 30, 2007.  The 2006 Texas franchise tax expense is included as a component of selling, general and administrative expense in the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2006.

Index

3.    Long Term Debt

During 2007, the Company completed new equipment financing of $4.1 million with a term of 24 months, which was utilized for the purchase of network equipment.  The financing is secured by the network equipment purchased with the proceeds of the borrowing and bears interest at an effective annual rate of approximately 15.3% with monthly payments equal to 4.2% multiplied by the total amount borrowed.  This financing is permitted under the indenture between Grande and U.S. Bank National Association, as Indenture Trustee, dated March 23, 2004 (the “Indenture”) governing the 14% senior secured notes due 2011 (the “senior notes”).

14% Senior Secured Notes

On July 18, 2007, the Company completed a private placement offering of an additional $25 million in aggregate principal amount of senior notes for gross proceeds of approximately $26.0 million including a premium on issuance of $1.0 million.  Debt issuance costs were approximately $0.2 million.  These additional senior notes were issued under the Indenture and are part of the same series of senior notes as those issued in March 2004 and 2006.  The holders of a majority of the outstanding principal balance of the senior notes consented to the amendment of the Indenture to allow the Company to complete this issuance and we entered into a Supplemental Indenture to reflect this amendment on July 18, 2007.

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

During October 2007, we paid $12.5 million of interest due on our senior notes.

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

Overview

Grande’s primary business is providing residential and small and medium sized business customers in Texas with a bundled package of cable television, telephone, and broadband Internet and other services. We provide these services in seven markets in the state of Texas using local broadband networks that we constructed. We refer to the homes and businesses that our network is capable of providing services to as “marketable homes passed.” As of September 30, 2007, we had the ability to market services to 339,678 distinct homes and businesses over our networks and had 144,889 residential and business customers. Our operating revenues were $47.5 million and $49.3 million for the three months ended September 30, 2006 and 2007, respectively, and $142.7 million and $147.6 million for the nine months ended September 30, 2006 and 2007, respectively.

Grande was founded in October 1999 and was funded with $232 million of initial equity capital to pursue a retail strategy of constructing broadband networks in order to offer bundled cable television, telephone, and broadband Internet services to customers. Operating revenues from bundled services were $36.6 million and $38.9 million for the three months ended September 30, 2006 and 2007, respectively, and $109.2 million and $115.5 million for the nine months ended September 30, 2006 and 2007, respectively.

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

In addition, we have leveraged our retail metro network build-out with the 2003 acquisition of a long haul fiber optic network, primarily located in Texas, to allow us to provide broadband transport services to medium and large enterprises and communication carriers. Operating revenues for broadband transport services were $2.2 million and $2.4 million for the three months ended September 30, 2006 and 2007, respectively, and $6.4 million and $7.2 million for the nine months ended September 30, 2006 and 2007, respectively.

In July 2000, when our network construction was still in a very early stage, we acquired Thrifty Call, which had an established telephone and data network that served as the platform for the provisioning of residential telephone and broadband Internet services and that still provides network services to medium and large enterprises and communication carriers in the wholesale market. Operating revenues for network services were $8.7 million and $8.0 million for the three months ended September 30, 2006 and 2007, respectively, and $27.1 million and $24.9 million for the nine months ended September 30, 2006 and 2007, respectively.

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

We have incurred net losses for the past five years and expect to continue to incur net losses in the future. However, we had positive Adjusted EBITDA during the fiscal years 2002 through 2006 as well as for the three and nine months ended September 30, 2006 and 2007. See “EBITDA/Adjusted EBITDA” below for a discussion of this non-GAAP measure of our operating performance as well as our use of Adjusted EBITDA.

Our financial results depend upon many factors that significantly affect our results of operations including, without limitation:

•	the availability of, and our ability to obtain additional funding, if necessary,

•	our ability to obtain enough customers for our services to offset the costs of operating our networks, and

•	increasing programming and other costs.

Availability of Capital

As described more fully under “Liquidity and Capital Resources” below, our principal sources of capital going forward will primarily be cash on hand and cash flow from operations. If we do not continue to increase the number of customers and the average prices received for our services, cash flow from operations will be adversely affected and cash on hand will decline.

Since inception, we have been funded primarily with private equity investments and the issuance of debt securities. Between February 2000 and October 2003, we completed a series of private placements of our preferred stock, raising aggregate gross proceeds of $338.2 million. The net proceeds from these private placements were used to fund our network build-out, operations, and our acquisitions. As a result of these equity investments and our stock-for-stock merger with ClearSource in 2002, where stock was used as consideration, we now have over $509 million of total invested equity capital and a base of over 20 institutional private equity investors.

We have also raised approximately $180.1 million of senior secured debt, including premiums and net of discounts and financing costs. During March 2004, we raised net proceeds of approximately $123.8 million in a private placement of 136,000 units, with each unit consisting of a $1,000 principal amount of 14% senior secured note due 2011 (“senior notes”) and a warrant to purchase 100.336 shares of our common stock. The senior notes are governed by the indenture between Grande and U.S. Bank National Association, as Indenture Trustee, dated March 23, 2004 (“Indenture”). We used a portion of the net proceeds from the offering to repay all amounts outstanding under our then-existing senior credit facility, which was terminated upon repayment.

In March 2006, we raised net proceeds of approximately $30.5 million in a private placement of an additional $32.0 million in aggregate principal amount of 14% senior secured notes due 2011. These additional notes were issued under the Indenture. We used the net proceeds for capital expenditures and working capital purposes.

On July 18, 2007, we completed a private placement offering of an additional $25 million in aggregate principal amount of senior notes for gross proceeds of approximately $26.0 million including a premium on issuance of $1.0 million.  Debt issuance costs were approximately $0.2 million.  We plan to use the net proceeds for capital expenditures and working capital purposes. These additional senior notes were issued under the Indenture and are part of the same series of senior notes as those issued in March 2004 and March 2006.  The holders of a majority of the outstanding principal balance of the senior notes consented to the amendment of the Indenture to allow the Company to complete this issuance and we entered into a Supplemental Indenture to reflect this amendment on July 18, 2007.

During 2007, we completed new equipment financing of $4.1 million with a term of 24 months, which was utilized for the purchase of network equipment.  The financing is secured by the network equipment purchased with the proceeds of the borrowing and bears interest at an effective annual rate of approximately 15.3% with monthly payments equal to 4.2% multiplied by the total amount borrowed.  This financing is permitted under the Indenture governing the senior notes.

Index

Marketable Homes Passed, Customers and Connections

We report marketable homes passed as the number of residential and business units, such as single family residence homes, apartments and condominium units, passed by our networks other than those we believe are covered by exclusive arrangements with other providers of competing services.  As of September 30, 2007, our networks passed 339,678 marketable homes and we had 144,889 residential and business customers. During the three months ended September 30, 2007, marketable homes passed decreased due to terminating certain multiple family dwelling unit (“MDU”) service arrangements partially offset by new residential and business units passed.

Because we deliver multiple services to our customers, we report our total number of connections for cable television, telephone and broadband Internet and other services in addition to our total number of customers. We count each cable television, telephone and broadband Internet and other service purchase as a separate connection. For example, a single customer who purchases cable television, telephone and broadband Internet service would count as three connections. Similarly, a single customer who purchases our broadband Internet service and our telephone service would count as two connections. We do not record the purchase of long distance telephone service by a local telephone customer or digital cable services by an analog cable customer as additional connections. However, we do record each purchase of an additional telephone line by a local telephone customer as an additional connection. As of September 30, 2007, we had 306,070 connections.

Regulation of Cable Services

On November 13, 2007, the Federal Communications Commission ("FCC") released an order adopted on October 31, 2007 by the FCC that prohibits cable operators from entering into new or enforcing existing exclusivity clauses in access arrangements with MDUs.  The order is effective 30 days after publication. We are currently uncertain of the impact the FCC order will have on our results of operations and financial condition and the competition we face in providing cable television programming to current and future MDUs.

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

Broadband transport services revenues. Our revenues from broadband transport services, which consist of access to our metro area networks and point-to-point circuits on our long-haul fiber optic network, involve fixed monthly fees billed in advance, where the amount charged varies with the amount of capacity, type of service and whether any customized capacity or services are provided. Our revenues also include non-recurring charges for construction, installation and configuration services, which can vary significantly depending upon the customer’s needs.

Network services revenues. Our revenues from network services consist primarily of revenues from switched carrier services and managed modem services. We bill for most of our network services monthly in arrears based on actual usage. However, some network services, particularly our managed modem services, involve fixed monthly charges billed in advance. Some network services include non-recurring fees for installation or other work needed to connect the customer to our networks. There are monthly charges or negotiated fees for other services such as VoIP terminations, directory assistance, web hosting, database, collocation, and technical support.

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

Our cost of revenues include the following:

•
Cable costs. Programming costs historically have been the largest portion of the cost of providing our cable television services and we expect this trend to continue. We have entered into contracts for cable programming through the National Cable Television Cooperative and directly with programming providers to provide programming to be aired on our networks. We pay a monthly fee for these programming services based on the average number of subscribers to the program, although some fees are adjusted based on the total number of subscribers to the system or the system penetration percentage. Since programming cost is based on numbers of subscribers, it will increase as we add more subscribers. It will also increase to the extent costs per channel increase over time, and may change depending upon the mix of channels we offer in each market from time to time. Our cable costs also include retransmission fees for local programming and fees payable to cable franchise authorities, which are usually approximately 5% of our revenues from cable subscriptions.

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

•
Broadband transport services costs. Our cost of revenues associated with delivering broadband traffic consists primarily of fixed transport costs, which are comprised mostly of amounts needed for the operation, monitoring and maintenance of our networks, and also include access and other fees that we pay to other carriers to carry traffic outside of our networks. These costs are mostly fixed in nature. There are some variable costs associated with external maintenance and with private line services, which can have a component that requires us to pay other carriers for a portion of the private line. Broadband transport services costs also include non-recurring costs for construction, installation and configuration services, which can vary significantly depending upon the customer’s needs.

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

Index

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

Depreciation and amortization

Depreciation and amortization expenses include depreciation of our broadband networks and equipment and other intangible assets.

Operating Data - Bundled Services

	Quarter Ended
	September 30,	December 31,	March 31,	June 30,	September 30,
	2006	2006	2007	2007	2007
Operating Data:
Marketable homes passed	335,818	337,025	338,852	340,000	339,678
Customers	138,542	137,542	139,226	139,558	144,889
Number of connections:
Cable television	93,709	93,778	95,585	96,582	98,047
Telephone	117,071	116,229	116,679	116,204	114,670
Broadband Internet and other	83,229	85,117	88,526	90,731	93,353
Total connections	294,009	295,124	300,790	303,517	306,070
Average monthly revenue per:
Customer – bundled services	$88.61	$89.00	$91.07	$92.80	$91.12
Cable television connection	52.18	52.40	54.56	55.98	54.80
Telephone connection	40.73	40.18	40.04	40.48	40.88
Broadband Internet and other connection	32.30	31.90	31.95	31.73	31.58

Index

Results of Operations

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2007

The following table sets forth financial data as a percentage of operating revenues for the three months ended September 30, 2006 and 2007.

	Three Months Ended
	September 30,
	2006	2007
Consolidated Financial Data:
Operating revenues:
Cable television	30%	32%
Telephone	30	29
Broadband Internet and other	17	18
Bundled services	77%	79%
Broadband transport services	5	5
Network services	18	16
Total operating revenues	100	100
Operating expenses:
Cost of revenues	35	34
Selling, general and administrative	53	48
Depreciation and amortization	28	30
Total operating expenses	116	112
Operating loss	(16)	(12)
Other income (expense):
Interest income	1	1
Interest expense, net of capitalized interest	(13)	(16)
Total other income (expense)	(12)	(15)
Loss before income tax expense	(28)	(27)
Income tax expense	—	(1)
Net loss	(28)%	(28)%

Operating Revenues. Our operating revenues for the three months ended September 30, 2006 and 2007 were $47.5 million and $49.3 million, respectively, an increase of $1.8 million, or 4%. This increase was driven primarily by a $2.3 million and $0.2 million increase in bundled services revenues and broadband transport services revenues, respectively, partially offset by a $0.7 million decrease in revenues from network services.

Operating revenues for our bundled services for the three months ended September 30, 2006 and 2007 were $36.6 million and $38.9 million, respectively, an increase of $2.3 million, or 6%. Bundled services revenues increased due to growth in the number of connections, from 294,009 as of September 30, 2006 to 306,070 as of September 30, 2007, and, to a lesser extent, from the cable rate increases described below.  The additional connections and revenues resulted primarily from the continued increase in penetration of existing marketable homes and to a lesser extent, sales to new marketable homes built during the period from October 1, 2006 through September 30, 2007.

Operating revenues for our cable television services for the three months ended September 30, 2006 and 2007 were $14.5 million and $16.0 million, respectively, an increase of $1.5 million, or 10%. Approximately 68% of the $1.5 million increase in cable television services was due to our annual rate increase, which occurred during January 2007, as well as increases related to an increase in connections and an increased number of customers adding premium services and advanced services, such as HD and DVR.

Operating revenues for our telephone services for the three months ended September 30, 2006 and 2007 were $14.3 million and $14.2 million, respectively, a decrease of $0.1 million, or 1%.  Telephone connections decreased due to competitive pressures and changing consumer preferences, as more customers choose to adopt VoIP products or use their wireless phones as their primary phone line.

Index

Operating revenues for our broadband Internet and other services for the three months ended September 30, 2006 and 2007 were $7.9 million and $8.7 million, respectively, an increase of $0.8 million, or 10%, primarily due to a 13% increase in average connections related to residential high speed Internet service and business Ethernet service partially offset by a 2% decrease in average monthly revenue per connection.

Operating revenues for our broadband transport services for the three months ended September 30, 2006 and 2007 were $2.2 million and $2.4 million, respectively, an increase of $0.2 million, or 9%, as a result of an increase in construction and dark fiber sales as well as moderate customer growth.

Operating revenues for our network services for the three months ended September 30, 2006 and 2007 were $8.7 million and $8.0 million, respectively, a decrease of $0.7 million, or 8%.  This decrease consisted of a $0.2 million decrease in revenues from data services as the result of a decrease in reciprocal compensation revenue due to a regulatory mandated reduction in such compensation as well as a decrease in volume from customers.  In addition, there was a $0.3 million and $0.2 million decrease in revenues from carrier switched services and national directory assistance service, respectively, due to decreases in customer volume.

Cost of Revenues. Our cost of revenues for the three months ended September 30, 2006 and 2007 were $16.7 million and $16.9 million, respectively, an increase of $0.2 million, or 1%; although cost of revenues decreased slightly as a percentage of revenues to 34% for the three months ended September 30, 2007 from 35% for the three months ended September 30, 2006.  The increase in our cost of revenues was primarily due to an increase in cable television services costs of approximately $0.9 million partially offset by a $0.7 million decrease in network services and broadband transport services costs.

Selling, General and Administrative Expense. Our selling, general and administrative expense for the three months ended September 30, 2006 and 2007 was $24.9 million and $23.8 million, respectively, a decrease of $1.1 million, or 4%. Selling, general and administrative expense decreased as a percentage of revenues from 53% to 48%.  Decreases in legal fees, reductions in contract labor charges as sales and customer service positions were brought in-house, as well as decreases in sales and marketing expenses, employee relocation, general liability insurance, utilities and other administrative expenses totaled approximately $2.3 million, but such decreases were partially offset by increases related to compensation primarily related to the new sales and customer service positions described above, network repairs and maintenance, provision for doubtful accounts, and other miscellaneous expenses that totaled approximately $1.2 million.  We expect our selling, general and administrative expense to continue to decrease during the fourth quarter of 2007 compared to the fourth quarter of 2006 as we stabilize the management team, focus on cost reductions and gain efficiencies.

Depreciation and Amortization Expense. Our depreciation and amortization expense for the three months ended September 30, 2006 and 2007 was $13.4 million and $14.9 million, respectively, a increase of $1.5 million, or 11%. During the three months ended September 30, 2006, we received a sales tax refund as a result of a review of vendor invoices in the years 2004 and 2005.  Because a portion of the sales tax associated with those invoices were capitalized as property and equipment and were partially depreciated, $0.9 million of the refund was applied as a reduction of depreciation expense during the three months ended September 30, 2006. The increase in depreciation expense was also related to property, plant and equipment additions during the period of October 2006 through September 2007, primarily for customer premise equipment, network construction and capitalized labor.  These increases were partially offset by reductions in depreciation expense related to sales and dispositions as well as certain assets that became fully depreciated during the same period.

Interest Expense. For the three months ended September 30, 2006 and 2007, our interest expense, which includes interest incurred net of capitalized interest, was $6.3 million and $7.8 million, respectively, an increase of $1.5 million, or 24%. Interest expense increased primarily as a result of the private placement of an additional $25.0 million of senior notes in July 2007 as well as a decrease in capitalized interest (and a corresponding increase in interest expense).  For the three months ended September 30, 2006 and 2007, we had capitalized interest of $0.5 million and $0.1 million, respectively, a decrease of $0.4 million or 80%.

Income Tax Expense. For the three months ended September 30, 2007, our income tax expense was $0.3 million. Effective January 1, 2007, the state of Texas changed its Texas franchise tax, which was based on taxable capital, to a gross margin tax resulting in income tax expense for the Company during the three months ended September 30, 2007.  The 2006 Texas franchise tax expense is included as a component of selling, general and administrative expense in the accompanying condensed consolidated statements of operations for the three months ended September 30, 2006.

Index

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2007

The following table sets forth financial data as a percentage of operating revenues for the nine months ended September 30, 2006 and 2007.

	Nine Months Ended
	September 30,
	2006	2007
Consolidated Financial Data:
Operating revenues:
Cable television	30%	32%
Telephone	31	29
Broadband Internet	16	17
Bundled services	77%	78%
Broadband transport services	4	5
Network services	19	17
Total operating revenues	100	100
Operating expenses:
Cost of revenues	35	35
Selling, general and administrative	52	47
Depreciation and amortization	29	28
Total operating expenses	116	110
Operating loss	(16)	(10)
Other income (expense):
Interest income	1	1
Interest expense, net of capitalized interest	(12)	(14)
Other income	—	—
Net gain on sale of assets	2	—
Total other income (expense)	(9)	(13)
Loss before income tax expense	(25)	(23)
Income tax expense	—	(1)
Net loss	(25)%	(24)%

 Operating Revenues. Our operating revenues for the nine months ended September 30, 2006 and 2007 were $142.7 million and $147.6 million, respectively, an increase of $4.9 million, or 3%. This increase was driven primarily by a $6.3 million and $0.8 million increase in bundled services revenues and broadband transport services revenues, respectively, partially offset by a $2.2 million decrease in revenues from network services.

Operating revenues for our bundled services for the nine months ended September 30, 2006 and 2007 were $109.2 million and $115.5 million, respectively, an increase of $6.3 million, or 6%. Bundled services revenues increased due to growth in the number of connections, from 294,009 as of September 30, 2006 to 306,070 as of September 30, 2007, and, to a lesser extent, from the cable rate increases described below.  The additional connections and revenues resulted primarily from the continued increase in penetration of existing marketable homes and to a lesser extent, sales to new marketable homes built during the period from October 1, 2006 through September 30, 2007.

Operating revenues for our cable television services for the nine months ended September 30, 2006 and 2007 were $42.6 million and $47.6 million, respectively, an increase of $5.0 million, or 12%. Approximately 58% of the $5.0 million increase in cable television services was due to our annual rate increase, which occurred during January 2007, as well as increases related to an increase in connections and an increased number of customers adding premium services and advanced services, such as HD and DVR.

Operating revenues for our telephone services for the nine months ended September 30, 2006 and 2007 were $43.5 million and $42.3 million, respectively, a decrease of $1.2 million, or 3%.  Telephone connections decreased due to competitive pressures and changing consumer preferences, as more customers choose to adopt VoIP products or use their wireless phones as their primary phone line.

Index

Operating revenues for our broadband Internet and other services for the nine months ended September 30, 2006 and 2007 were $23.1 million and $25.6 million, respectively, an increase of $2.5 million, or 11%, primarily due to a 14% increase in connections related to residential high speed service and business Ethernet service partially offset by a 3% decrease in average monthly revenue per connection.

Operating revenues for our broadband transport services for the nine months ended September 30, 2006 and 2007 were $6.4 million and $7.2, respectively, an increase of $0.8 million, or 13%, as a result of an increase in construction and dark fiber sales as well as moderate customer growth.

Operating revenues for our network services for the nine months ended September 30, 2006 and 2007 were $27.1 million and $24.9 million, respectively, a decrease of $2.2 million, or 8%.  This decrease consisted of a $1.1 million decrease in revenues from data services as the result of a $0.7 million decrease in reciprocal compensation revenue partially due to a regulatory mandated reduction in such compensation as well as a decrease in volume from customers.  In addition, there was a $0.5 million and $0.6 million decrease in revenues from carrier switched services and national directory assistance service, respectively, due to decreases in customer volume.

Cost of Revenues. Our cost of revenues for the nine months ended September 30, 2006 and 2007 were $49.7 million and $51.0 million, respectively, an increase of $1.3 million, or 3%; although cost of revenues remained consistent as a percentage of revenues at 35% for the nine months ended September 30, 2006 and 2007.  The increase in our cost of revenues was primarily due to an increase in cable television services costs of approximately $3.2 million that was partially offset by a $1.8 million decrease in network services and broadband transport services costs.

Selling, General and Administrative Expense. Our selling, general and administrative expense for the nine months ended September 30, 2006 and 2007 was $73.5 million and $69.8 million, respectively, a decrease of $3.7 million, or 5%. Selling, general and administrative expense decreased as a percentage of revenues from 52% to 47%. Decreases in property tax, a 2006 nonrecurring early termination expense related to a property lease, reductions in contract labor charges as sales and customer service positions were brought in-house, as well as decreases in legal fees, provision for doubtful accounts, employee relocation, utilities and other administrative expenses totaled approximately $5.6 million, but such decreases were partially offset by increases related to sales and marketing expense as we continued to grow the bundled service business, compensation primarily related to the new sales and customer service positions described above, stock based compensation, and other miscellaneous expenses that totaled approximately $1.9 million. We expect our selling, general and administrative expense to continue to decrease during the fourth quarter of 2007 compared to the fourth quarter of 2006 as we stabilize the management team, focus on cost reductions and gain efficiencies.

Depreciation and Amortization Expense. Our depreciation and amortization expense for the nine months ended September 30, 2006 and 2007 was $41.4 million and $41.8 million, respectively, an increase of $0.4 million, or 1%. The increase in depreciation expense primarily related to property, plant and equipment additions during the period of October 2006 through September 2007, primarily for customer premise equipment, network construction and capitalized labor. During both 2006 and 2007, we received sales tax refunds as a result of a review of vendor invoices in the years 2004 and 2005.  Because a portion of the sales taxes associated with those invoices were capitalized as property and equipment and were partially depreciated, $0.9 million and $0.7 million of the refund was applied as a reduction of depreciation expense during 2006 and 2007, respectively. The increases in depreciation expense were partially offset by a decrease in depreciation expense related to sales and dispositions as well as certain assets that became fully depreciated during the period from October 2006 through September 2007.

Interest Expense. For the nine months ended September 30, 2006 and 2007, our interest expense, which includes interest incurred net of capitalized interest, was $17.7 million and $21.2 million, respectively, an increase of $3.5 million, or 20%. Interest expense increased primarily due to the private placement of an additional $32.0 million of senior notes in March 2006 and $25.0 million in July 2007 as well as a decrease in capitalized interest (and a corresponding increase in interest expense). For the nine months ended September 30, 2006 and 2007, we had capitalized interest of $1.6 million and $0.5 million, respectively, a decrease of $1.1 million, or 69%.

Net Gain on Sale of Assets. For the nine months ended September 30, 2006 and 2007, our net gain on sale of assets was $2.5 million and $0.4 million, respectively, a decrease of $2.1 million. The 2006 net gain was primarily due to the sale of off-net MDU assets in Dallas.  Net proceeds from the first closing, which occurred on March 31, 2006, were $1.9 million, and net proceeds from the second closing, which occurred on June 19, 2006, were $0.6 million.  These assets were non-strategic in nature and were originally acquired in our October 2003 acquisition of Advantex. The net gain recognized during 2007 related primarily to (i) amortization of deferred gains related to the sale and leaseback of Company land and buildings and customer premise equipment of approximately $0.3 million and (ii) the sale or disposal of certain communications plant, vehicles, network and other equipment.

Index

Income Tax Expense. For the nine months ended September 30, 2007, our income tax expense was $0.8 million. Effective January 1, 2007, the state of Texas changed its Texas franchise tax, which was based on taxable capital, to a gross margin tax resulting in income tax expense for the Company during the nine months ended September 30, 2007.  The 2006 Texas franchise tax expense is included as a component of selling, general and administrative expense in the accompanying condensed consolidated statements of operations for the nine months ended September 30, 2006.

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

The Company believes non-cash stock-based compensation is similar to amortization expense, in that it is more useful to report EBITDA net of these amounts to better measure operating performance in comparison to prior periods. However, because of the nature of these charges, the Company is referring to EBITDA, net of non-cash stock-based compensation charges, as “Adjusted EBITDA.”

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

The reconciliation of EBITDA/Adjusted EBITDA to net loss is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2007	2006	2007
	(in thousands)		(in thousands)
Net loss as reported	$(13,199)	$(13,637)	$(36,028)	$(35,431)
Add back non-EBITDA/Adjusted EBITDA items included in net loss:
Interest income	(532)	(539)	(1,089)	(1,244)
Interest expense, net of capitalized interest	6,254	7,795	17,655	21,229
Income tax expense	—	281	—	841
Franchise tax expense	75	—	225	—
Depreciation and amortization	13,365	14,946	41,439	41,843
EBITDA	5,963	8,846	22,202	27,238
Stock-based compensation expense	143	129	231	499
Adjusted EBITDA (1)	$6,106	$8,975	$22,433	$27,737

(1) Adjusted EBITDA includes a net gain on sale of assets of $0.1 million and $0.2 million during the three months ended September 30, 2006 and 2007, respectively and $2.5 million and $0.4 million during the nine months ended September 30, 2006 and 2007, respectively.

Index

Adjusted EBITDA was $6.1 million and $9.0 million during the three months ended September 30, 2006 and 2007, respectively, an increase of $2.9 million, or 48%. The increase was primarily due to a $1.8 million increase in revenues as well as a $1.1 million decrease in selling, general and administrative expenses, excluding stock-based compensation and franchise tax expense, partially offset by a $0.2 million increase in costs of revenues.

Adjusted EBITDA was $22.4 million and $27.7 million during the nine months ended September 30, 2006 and 2007, respectively, an increase of $5.3 million, or 24%. The increase was primarily due to a $4.9 million increase in revenues as well as a $3.8 million decrease in selling, general and administrative expenses, excluding stock-based compensation and franchise tax expense, partially offset by a $1.3 million increase in costs of revenues and a $2.1 million decrease in net gain on sale of assets.

 Liquidity and Capital Resources

Sources and Uses of Funds

Since inception, we have been funded primarily with private equity investments and issuance of debt securities. Between February 2000 and October 2003, we completed a series of private placements of our preferred stock, raising aggregate gross proceeds of $338.2 million from the sale of our capital stock. The net proceeds from these private placements were used to fund our network build-out, operations, and our acquisitions. As a result of equity investments and our stock-for-stock merger with ClearSource in 2002, where stock was used as consideration, we now have over $509 million of total invested equity capital and a base of over 20 institutional private equity investors.

We have also raised approximately $180.1 million from the sale of our senior notes including premiums and net of discounts and financing costs. In March 2004, we issued $136.0 million principal amount at maturity of senior notes with net proceeds of approximately $123.8 million and in March 2006, we raised net proceeds of approximately $30.5 million in a private placement of an additional $32 million in aggregate principal amount of senior notes. Interest on the senior notes is payable semi-annually each April 1 and October 1. We used a portion of the net proceeds from the issuance of the senior notes in 2004 to repay all amounts outstanding under our then-existing senior credit facility. We used the net proceeds from the sale of the additional senior notes in March 2006 for capital expenditures and working capital purposes.

On July 18, 2007, we completed a private placement offering of an additional $25 million in aggregate principal amount of senior notes for gross proceeds of approximately $26.0 million including a premium on issuance of $1.0 million.  Debt issuance costs were approximately $0.2 million.  We plan to use the net proceeds for capital expenditures and working capital purposes. These additional senior notes were issued under the Indenture and are part of the same series of senior notes as those issued in March 2004 and March 2006.  The holders of a majority of the outstanding principal balance of the senior notes consented to the amendment of the Indenture to allow the Company to complete this issuance and we entered into a Supplemental Indenture to reflect this amendment on July 18, 2007.

During 2007, we completed new equipment financing of $4.1 million with a term of 24 months, which was utilized for the purchase of network equipment.  The financing is secured by the network equipment purchased with the proceeds of the borrowing and bears interest at an effective annual rate of approximately 15.3% with monthly payments equal to 4.2% multiplied by the total amount borrowed.  This financing is permitted under the Indenture governing the senior notes.

At September 30, 2007, we had total cash and cash equivalents of $58.8 million and $189.1 million of long-term debt outstanding, net of current portion, and net of discounts and premiums of $5.3 million. In October 2007, we paid $12.5 million of interest due on our senior notes.

As of September 30, 2007, we had net working capital of $26.9 million, compared to net working capital of $20.2 million as of December 31, 2006.  The $6.7 million increase in working capital resulted primarily from a $17.0 million increase in current assets primarily related to $26 million cash received on the July 2007 issuance of senior notes partially offset by the April 2007 $11.9 million semi-annual payment of interest on the senior notes.  The $17.0 million increase in current assets was partially offset by a $10.3 million increase in current liabilities resulting primarily from a $6.6 million increase in accrued interest on the senior notes as well as a $2.6 million increase in the current portion of long-term debt related to the network equipment purchases financed during 2007.

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

Cash Flows from Operating Activities

Net cash provided by operations totaled $15.1 million and $14.2 million for the nine months ended September 30, 2006 and 2007, respectively. The net cash flow activity related to operations consists primarily of changes in operating assets and liabilities and adjustments to net loss for non-cash transactions including:

•	depreciation and amortization expense;

•	amortization of deferred financing costs;

•	provision for bad debt;

•	net gain on sale of assets; and

•	non-cash compensation expense.

Depreciation and amortization for the nine months ended September 30, 2006 and 2007 was $41.4 million and $41.8 million, respectively. Net gains on the sale of assets for the nine months ended September 30, 2006 and 2007 were $2.5 million and $0.4 million, respectively.  Other non-cash charges for the nine months ended September 30, 2006 and 2007 were $4.3 million and $4.4 million, respectively.

As of September 30, 2007, accrued liabilities included $12.5 million related to the interest due on our senior notes, which was subsequently paid on October 1, 2007.

 Cash Flows from Investing Activities

Our net cash used in investing activities for the nine months ended September 30, 2006 and 2007 was $12.9 million and $25.5 million, respectively. These net cash outflows are primarily due to the purchase of customer premise equipment, installation costs and other capital assets in both 2006 and 2007. Cash flows used in investing activities for the nine months ended September 30, 2006 and 2007 consisted primarily of $23.6 million and $27.2 million in property, plant and equipment purchases, respectively, partially offset by $10.4 million and $1.7 million in proceeds, primarily related to the 2006 sales of off-net MDU assets in Dallas, the sales tax refunds received in both 2006 and 2007, and other sales of certain property, plant and equipment, respectively.

Cash Flows from Financing Activities

Our net cash provided by financing activities for the nine months ended September 30, 2006 and 2007 was $28.6 million and $26.1 million, respectively. Cash flows from financing activities in the nine months ended September 30, 2006 consisted primarily of the net proceeds from the private placement of an additional $32 million in aggregate principal amount of senior notes.  Cash flows from financing activities for the nine months ended September 30, 2007 consisted primarily of $26.0 million received on issuance of senior notes and $4.1 million received in equipment financing partially offset by $3.1 million in payments on capital leases.

Capital Expenditures

We had capital expenditures of approximately $23.6 million and $27.2 million, including capitalized interest, during the nine months ended September 30, 2006 and 2007, respectively. These capital expenditures relate to: network construction; initial installation costs; the purchase of customer premise equipment, such as cable set-top boxes and cable modems; corporate and network equipment, such as switching and transport equipment; and billing and information systems. The increase of $3.6 million is primarily due to capital equipment purchases related to our long haul fiber optic network upgrade. The Indenture prohibits us from making capital expenditures when the aggregate amount of cash and cash equivalents held by us (after giving effect to such planned capital expenditure) would be less than $20 million.

Index

We anticipate spending approximately $36 million, excluding capitalized interest, in capital expenditures during the year ended December 31, 2007. The Company intends to manage its capital expenditures in accordance with the covenant set forth in the Indenture to ensure that cash is not less than $20 million.

Contractual Obligations and Commercial Commitments

The following table represents contractual obligations at September 30, 2007:

	Payments Due by Period
	2007	2008	2009	2010	2011	2012 & Beyond	Total
	(In thousands)
Long-term debt and related interest obligations	$14,024	$29,075	$29,152	$27,024	$206,510	$—	$305,785
Capital lease obligations	1,285	5,052	2,542	1,795	1,697	19,801	32,172
Operating lease obligations	1,003	3,926	3,390	2,350	2,006	10,582	23,257
Maintenance obligations	324	1,053	1,053	1,035	1,035	9,232	13,732
Purchase obligations	—	2,703	—	—	—	—	2,703
Total	$16,636	$41,809	$36,137	$32,204	$211,248	$39,615	$377,649

During the nine months ended September 30, 2007, our aggregate contractual obligations increased approximately $23 million compared to those previously described in Part II, Item 7 included in Grande’s Annual Report on Form 10-K for the year ended December 31, 2006.  The increase is primarily related to the $25 million senior notes issued in July 2007 and $14 million of related interest payments, new network equipment financing, office space and vehicle operating leases.  These increases in our aggregate contractual obligations were partially offset by decreases primarily related to payments on capital and operating leases and maintenance and purchase obligations as well as the semi-annual $11.8 million interest payment on the senior notes.

Long-term Debt. In March 2004, we completed a private placement offering for 136,000 units, with each unit consisting of (1) $1,000 of senior notes and (2) a warrant to purchase 100.336 shares of common stock. The senior notes accrue interest at the rate of 14% per annum with the interest payable semi-annually in cash in arrears on April 1 and October 1. In March 2006, we raised net proceeds of approximately $30.5 million in a private placement of an additional $32.0 million in aggregate principal amount of 14% senior secured note due 2011. These additional notes were issued under the Indenture and are part of the same series of senior notes as those issued in March 2004.

On July 18, 2007, we completed a private placement offering of an additional $25 million in aggregate principal amount of senior notes for gross proceeds of approximately $26.0 million including a premium on issuance of $1.0 million.  Debt issuance costs were approximately $0.2 million.  We plan to use the net proceeds for capital expenditures and working capital purposes. These additional senior notes were issued under the Indenture and are part of the same series of senior notes as those issued in March 2004 and March 2006.  The holders of a majority of the outstanding principal balance of the senior notes consented to the amendment of the Indenture to allow the Company to complete this issuance and we entered into a Supplemental Indenture to reflect this amendment on July 18, 2007.

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

Index

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

During 2007, we completed new equipment financing of $4.1 million with a term of 24 months, which was utilized for the purchase of network equipment.  The financing is secured by the network equipment purchased with the proceeds of the borrowing and bears interest at an effective annual rate of approximately 15.3% with monthly payments equal to 4.2% multiplied by the total amount borrowed.  This financing is permitted under the Indenture governing the senior notes.

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

Our management, with the participation of our Chief Executive Officer, who is our principal executive officer, and our Chief Financial Officer, who is our principal financial officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e), as applicable, under the Securities Exchange Act of 1934) as of September 30, 2007. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective and designed to ensure that material information relating to Grande, including its consolidated subsidiary, required to be included in this report and the other reports that we file or submit under the Securities Exchange Act of 1934 would be made known to them by others within those entities.

During the three months ended September 30, 2007, there were no changes in our internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, our financial reporting.

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

In July of 2007, we submitted a consent solicitation statement to the holders of the Company’s senior notes.  The consent solicitation requested consent to amend the Indenture to permit the issuance of $25,000,000 of additional senior notes.  The holders of $86,000,000 in aggregate principal amount of the senior notes, which constituted a majority of the outstanding principal balance of the senior notes as of the record date, consented to amend the Indenture to allow the Company to complete the issuance.  The holders of $84,000,000 in aggregate principal amount did not respond to the consent solicitation before it terminated.  The Company entered into a Supplemental Indenture to reflect this amendment on July 18, 2007.

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

Index

Exhibit No.	Description
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

Grande Communications Holdings, Inc.
(Registrant)

Date: November 14, 2007	By:	/s/ Michael L. Wilfley
Michael L. Wilfley
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)