Form 10-K
period 2007-12-31
Grande Communications Holdings, Inc.
filed 2008-03-31
CIK 1290729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________

FORM 10-K
________________________

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended 12/31/2007

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File No. 333-115602
________________________
Grande Communications Holdings, Inc.
(Exact name of Registrant as specified in its charter)
________________________

Delaware	74-3005133
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

401 Carlson Circle, San Marcos, TX	78666
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (512) 878-4000
________________________

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:  Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates is not applicable as no public market exists for the voting stock of the registrant.

The number of shares of the registrant’s Common Stock outstanding as of March 15, 2008 was 12,752,572.

GRANDE COMMUNICATIONS HOLDINGS, INC.
ANNUAL REPORT ON FORM 10-K
YEAR ENDED DECEMBER 31, 2007

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

Overview

Grande’s primary business is providing a bundled package of cable television (“video”), telephone (“voice”), and broadband Internet (“HSD”) and other services to residential and small and medium sized business customers in Texas. We provide these services in seven markets in the state of Texas using local broadband networks that we constructed. We refer to the homes and businesses that our network is capable of providing services to as “marketable homes passed”. As of December 31, 2007, we had the ability to market services to 340,058 distinct homes and businesses over our networks and had 145,675 residential and business customers. Our operating revenues were $189.9 million in 2006 compared to $197.1 million for 2007.

Grande was founded in October 1999 and was funded with $232 million of initial equity capital to pursue a retail strategy of constructing broadband networks in order to offer bundled video, voice and HSD services to customers. Operating revenues from bundled services were $146.1 million in 2006 compared to $155.0 million for 2007.

We believe that an important measure of our growth potential is the number of marketable homes passed by our networks and the marketable homes we are able to pass in the future in the markets in which we currently operate. Marketable homes passed are the number of residential and business units, such as single family residential homes, apartments and condominium units, passed by our networks, other than those we believe are covered by exclusive arrangements with other providers of competing services. Since 2001, we have grown our marketable homes passed through the construction of our networks. The expansion of our networks has, in turn, allowed us to pursue a retail strategy of offering bundled video, voice and HSD services to residential and business customers. We have derived an increasing percentage of our revenues from our bundled services and we expect this trend to continue. Because of our local networks and existing fixed infrastructure in the markets in which we currently operate, we believe we can continue to grow our business without incurring the significant capital investment required to launch operations in new markets.

In addition, we have leveraged our retail metro network build-out with the 2003 acquisition of a long haul fiber optic network, primarily located in Texas, to allow us to provide broadband transport services to medium and large enterprises and communications carriers. Operating revenues for broadband transport services were $8.6 million in 2006 compared to $9.4 million for 2007.

In July 2000, when our network construction was still in a very early stage, we acquired Thrifty Call, Inc. (“Thrifty Call”), which had an established telephone and data network that served as the platform for the provisioning of residential voice and HSD services and that still provides network services to medium and large enterprises and communications carriers in the wholesale market. Operating revenues for network services were $35.2 million in 2006 compared to $32.7 million for 2007.

Our network services are primarily provided using our existing infrastructure and personnel with minimal incremental operating costs and capital expenditures for maintenance. By leveraging our brand, communications infrastructure, voice and data volume, and personnel that predominately support our core retail business and its products, we have gained efficiencies of scale by offering telecommunications and HSD products into wholesale markets.

On January 18, 2008, we issued a press release announcing that our board of directors has authorized the Company to explore all of its strategic alternatives to enhance shareholder value.  The board of directors will work with the Company’s management team and its legal and financial advisors to evaluate the Company’s available alternatives.  We have engaged Waller Capital Partners LLC to assist us in exploring strategic alternatives.  There can be no assurance that the exploration of strategic alternatives will result in the Company adopting or approving any strategic alternative.  We undertake no obligation to make any further announcements regarding the exploration of strategic alternatives unless and until a final decision is made.

Grande Competitive Advantages

We believe we have been able to grow our customer base because of the following competitive advantages:

•
Competitively superior networks. We provide our services over our newly constructed, fully integrated, high-speed, high capacity networks. In 2005, we began taking fiber optic cable direct to our customers’ homes on new network passings in Austin and San Antonio with a technology known as fiber-to-the-home (“FTTH”). On all passings constructed prior to our launch of FTTH, our networks deploy fiber optic cable to nodes that can serve from 24 to 450 marketable homes passed, depending on network configuration. Our networks generally utilize an 860Mhz signal, which can be upgraded to 1Ghz. Our networks are designed to have sufficient capacity to meet the growing demand for high bandwidth cable television, telephone and Internet services while providing additional capacity to enable us to offer planned and future products. The architecture of our networks allows us to offer superior services, such as dedicated Internet products at high bandwidth rates that we believe are superior to the shared bandwidth Internet products offered by our cable competitors. We already offer high definition television, digital video recording, and interactive television. Our networks are positioned to deliver new services, such as video on-demand cable television, switched digital, and other high bandwidth applications without requiring a significant additional capital investment.

•
Flexible product offerings, attractively bundled and priced. We are able to deliver a wide range of products that allow our customers to select the services that meet their specific needs and preferences: from bundled product offerings that include over 300 channels, including product enhancements such as digital video recorders (“DVRs”) and high-definition television programming (“HDTV”), local and long distance voice services, and a full suite of HSD products with speeds from 384Kbps to 12.0Mbps (up to 15.0Mbps in the Company’s FTTH passings).  We believe we can offer a competitively priced package to virtually any marketable home passed by our networks. Because of operating efficiencies that result from providing multiple services to one customer, we are able to provide our customers additional savings when they purchase products as part of a bundle of two or more services. We believe that our ability to provide a single consolidated bill for multiple services is also an attractive feature for our customers.

•
Strong local brand and customer service. We have chosen to serve customers in seven attractive and growing markets in Texas: Austin/San Marcos, San Antonio, suburban northwest Dallas, Waco, Corpus Christi, Midland/Odessa and, to a lesser extent, Houston. In each of these markets, we have established a strong local presence that we believe has positioned Grande as the hometown company, despite the fact that we are not the incumbent service provider in any of our markets. Our customer service and technical representatives, as well as our sales representatives, installation technicians and other employees who interact with our customers, know our markets and products, and are part of our customer-focused culture. We operate a virtual customer phone center system, with centers in Austin and San Marcos, that allows us to offer customer care 24 hours a day, seven days a week in an efficient, cost-effective manner. We believe our hometown brand, combined with local customer service and support, enables us to appeal to residential and business customers in our markets, as well as to local universities, utilities, hospitals and other institutions.

The Grande Strategy

We seek to take advantage of our market position by executing the following operating strategy:

•
Increase customer penetration in markets with demonstrated demand and operating metrics. We believe that each of our existing markets has demonstrated strong consumer demand and favorable operating metrics. As of December 31, 2007, we had 145,675 customers taking an average of over two connections each. We have proven our ability to take market share from our competitors over time in the communities that we serve. We had a 6% growth in residential and business customers from 137,542 as of December 31, 2006 to 145,675 as of December 31, 2007. We believe that there is opportunity to further penetrate our existing markets, particularly in our newer passings.

•
Expand commercial business offering over our retail footprint. We have extensive local deep fiber networks in each of our markets (excluding Houston) that enable us to pursue our commercial business. We have leveraged our local brand, network, and telecommunications infrastructure to grow this offering by 18.2% to $15.3 million in revenue during 2007. We offer our commercial customers cable television, telephone, and broadband Intranet services at competitive rates. Because of our expansive and fiber rich local networks, we believe we can cost effectively grow this business without requiring significant additional capital investment. Our commercial business is part of our overall bundled services business.

•
Leverage our infrastructure by serving broader telecommunications market. In addition to our primary business of offering bundled services to residential and business customers, we also offer broadband transport services and network services to medium and large enterprises and communications carriers. These services are primarily provided using our existing infrastructure and personnel with minimal incremental operating costs and capital expenditures for maintenance. By leveraging our brand, communications infrastructure, voice and data volume, and personnel that predominately support our core retail business and its products; we have gained efficiencies of scale by offering telecommunications and HSD products into broader telecommunications markets.

Services

Bundled Services

We provide video, voice, HSD and other services to our residential and business customers. We are able to deliver a wide range of products that allow our existing and potential residential and business customers to select the services that meet their specific needs and preferences, from products on an individual basis to bundled product offerings. Our bundled packages offer the convenience and cost-savings of having one bill and one company providing the services. We believe we were the first company in many of our markets to offer one-stop shopping for video, voice and HSD services to residential and business customers. We price our products competitively in each of our target markets.  When customers purchase our products as part of a bundle of two or more services, they benefit from additional savings.

Our bundled services encompass a broad range of services provided on an individual basis or through a bundled product offering. These services include:

•
Video. We offer a wide variety of video programming and services. In addition to basic and digital video services, the Company offers numerous add-on services, such as pay-per-view, premium movie channels, digital video recorders and HDTV. Grande also offers interactive features, such as video games and local source guides. As of December 31, 2007, we provided video services to 99,453 connections. On average, during 2007, each of our video connections generated $55.28 in monthly revenues.

Our video offerings include:

•
Basic Cable. Our basic cable offering consists of approximately 25 analog channels, which generally consists of local broadcast television, local community programming (including governmental, public and education), limited satellite-delivered or non-broadcast channels.

•	Expanded Cable. Includes Basic Cable plus approximately 55 additional channels (approximately 80 total), including ESPN, Disney, CNN, Comedy Central and MTV.

•
Digital Cable. Our digital cable offering consists of our expanded cable offering plus approximately 220 digital cable channels for a total of over 300 channels.  Digital service includes an interactive program guide with features such as games and local guides and 48 channels of digital music. In addition, we have tailored our digital cable programming to include a large number of Spanish language channels to appeal to the large Spanish-speaking population in our markets. We offer this target-specific content in tiers. Digital service also includes advanced services such as Grande News & Info on Demand. Grande’s digital package includes access to multi-cast premium channels such as HBO, Showtime, Cinemax, and Starz! as well as specialty programming tiers featuring Spanish programming, sports, high-definition, and movie content. Digital Cable TV subscribers must have a digital set-top box to use the service.

•
High-Definition Television. HDTV is offered to all digital cable subscribers. HDTV is a digital television service that displays enhanced picture quality that surpasses standard analog and digital television images. We currently offer 25 channels of HDTV programming.

•
Premium Movie Channels. These 31 additional channels provide commercial-free movies, foreign language programming and other programming including HBO, Cinemax, Showtime, The Movie Channel, Starz! and Encore, as well as others.

•	Pay-Per-View. Premium content, such as movies, sports and concerts that are offered on a commercial-free basis for additional fees.

•
Digital Video Recorder. For an additional fee, Grande offers digital set-top boxes that allow customers to digitally record television programs and watch them on their own schedule. In addition to recording and replay, DVRs also allow customers to pause and rewind live programming. Grande offers dual-tuner DVRs that allow customers to record programs while watching other channels.

•
Voice. We offer a variety of local and long distance calling plans as well as numerous advanced calling features. Grande’s voice plans generally include unlimited local calling, free calls to existing Grande customers, directory listing service options and bundles of local and long distance calling with a variety of calling features. Grande’s voice plans offer consumers superior service and value compared to other offerings in the market. As of December 31, 2007, we provided service to 114,303 telephone connections. On average, during 2007, each of our telephone connections generated $40.43 in monthly revenues, including local and long-distance service.

Our voice offerings include:

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

•
HSD and Other. As of December 31, 2007, we had 95,125 HSD and other service connections. On average, during 2007, each of our HSD and other connections generated $31.88 in monthly revenues. HSD and other services include:

•
HSD Service. We provide our HSD customers with a full suite of high-speed broadband Internet products through our networks, with speeds up to 12Mbps download (15Mbps to our FTTH customers) for residential customers. We offer multiple tiers of high-speed broadband access, including dedicated access and tiered bandwidth, with Ethernet speeds up to 100Mbps, to business customers. We also offer DSL and low-price dial-up Internet access, but most of our residential and business customers take advantage of the wide bandwidth and high data speeds available on our broadband networks. Our HSD customers have a choice of services with different download and upload speeds for different monthly charges. Grande HSD service provides unlimited dedicated access to the Internet without dialing in or logging on to a network and without a dedicated telephone line. Our higher speed service offers superior speeds to DSL and, we believe, appeals to the more sophisticated broadband Internet user. We also provide to our customers a specific number of free e-mail accounts and personal Web space. Customers have the option to purchase or rent a cable modem from us or purchase it directly from a retailer. We believe businesses and sophisticated users continue to require faster Internet access and more bandwidth as content is becoming more robust, and we intend to offer products that will meet that demand using our high capacity networks. We also offer web premiums, such as Internet security, sports and news, and family applications.

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

Broadband Transport Services

We offer access to our metro area and long-haul fiber networks in 16 cities in Texas, as well as in Tulsa and Oklahoma City, Oklahoma, Little Rock, Arkansas and Shreveport, Louisiana and provide our broadband transport customers with a full range of network-related services. The Grande network provides intercity long haul transport services between 20 cities in Texas, Oklahoma, Arkansas and Louisiana with collocation facilities in 15 of those cities. These services can include dark fiber leases and indefeasible rights of use, custom network construction or lateral builds and access to the networks at various wavelengths. We also provide private line services to enterprises, carriers and Internet service providers which allow the customer to connect multiple sites through dedicated point-to-point circuits, which carry voice and data traffic at high-speeds. A metro area network is a high-speed data intra-city network, usually including a fiber optic ring that links multiple locations within a city. Each of our metro area networks connects to most carrier points of presence, major incumbent local exchange carriers, or ILECs, and competitive local exchange carriers, or CLECs, central offices, hotels, central and suburban business centers, data centers and co-location facilities in these areas. We also provide equipment co-location services that permit Internet service providers to collocate modems, routers or network servers with our network equipment.

Network Services

We offer network services to other communications service providers and carriers. Our wholesale network services encompass a broad range of voice telephony products including domestic and international terminations, originating and terminating local access and national directory assistance. In addition, Grande provides wholesale data services ranging from dial up to Gigabit Ethernet Internet access. All of these services are provided using primarily the same personnel and network infrastructure that we use to provide voice and HSD services to our retail customers. This allows us to leverage our existing resources and expertise to generate incremental revenues and cash flow, which we believe has allowed us to support the early development of our core retail services while amortizing the cost of our networks over a larger revenue base. Since our networks pass or interconnect with these larger enterprises and carriers anyway, our goal has been to serve these customers and earn a return from every mile of network.

Our wholesale network services primarily include:

•
Carrier Voice. These services consist of our transmission services to carriers and other telecommunications companies. This primarily involves our selling access to and transporting minutes for long-distance telephone companies for intrastate, interstate and international long-distance traffic terminations.

•
Data Services. We provide services to Internet service providers, which we call our managed modem services that allow the Internet service provider to deliver dial-up Internet service to customers in areas where our network is located. We provide the modems, offer dial-up and a variety of related services, including server hosting, direct access between our networks and the network of the Internet service provider, a customer-maintained user database, and end-user technical support services. We also offer various other data services, such as VoIP terminations, inbound local calling and toll-free calling. A portion of our data revenue is derived from reciprocal compensation, and the latest FCC order (described more thoroughly below under the caption “Regulation of Telecommunications Services”) regarding this revenue stream negatively impacted our revenue beginning in the latter half of 2005.

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

Marketing

In each of our markets, we have established a strong community presence that we believe has positioned Grande as the hometown company, despite the fact that we are not an incumbent service provider in any of our markets. We believe our hometown image enables us to appeal to residential customers and small businesses in our markets as well as to local universities, utilities, hospitals and other institutions. A key part of our marketing strategy has been to support local community organizations by sponsoring and participating in local charitable events and other community activities. Our employees run our Passion and Commitment Investment Club, which supports community organizations that provide food, shelter, clothing and healthcare to persons in need in our markets, has made significant donations to non-profit organizations across our markets in Texas and has been recognized with numerous local and state-wide awards for its’ community service. We believe that our employees’ community participation directly supports our direct sales force by creating a strong local brand to which we believe potential customers are receptive. We believe that this helps us to penetrate our target markets where the acquisition of new customers is typically dependent upon customers switching to our services from their existing providers.  We had a 6% growth in residential and business customers from 137,542 as of December 31, 2006 to 145,675 as of December 31, 2007.

We focus our marketing efforts on areas served by our networks through such means as direct mail campaigns, outdoor space advertising, local event sponsorship and media where we have more local scale. In newly constructed network areas, we will undertake an extensive marketing campaign prior to activation of our services, beginning with direct mailings and door-hangers. In established areas, we focus on marketing additional services to those customers who have previously subscribed to one or two of our products. For example, we run Grande television advertisements on our own cable system which emphasize our voice and HSD products that are available as part of a bundle. In both new and established areas, we will, to a lesser extent, use traditional advertising outlets, such as television, radio and local newspaper advertising, to reach potential customers.

Sales

We have separate sales teams in each of our markets dedicated to residential, multiple family dwelling units (“MDUs”), and commercial customers. Each of these sales teams reports to separate sales management that is responsible for all of the sales in a particular product area. We also have a separate sales team dedicated to broadband transport and network services.

A standard residential sales team consists of direct sales, outbound and inbound call center sales, counter sales and support personnel. A typical commercial sales team consists of account executives and specialized business installation coordinators. Our MDU sales team has developed relationships with owners and management of the MDU properties in our target markets, which enables us to gain access to new customers as soon as they move into their unit. Our network services sales team focuses on making direct contact with communications providers principally via sales calls, trade shows and our sales team’s existing industry relationships. Our call center sales team handles substantially all incoming and outgoing sales calls.

Our sales teams are cross-trained on all our products to support our bundling strategy. Our sales teams are compensated based on both revenues and connections and are therefore motivated to sell more than one product to each customer. However, our sales force is highly incentivized to sell the right services to a particular customer without overselling. Our sales personnel do not get credit for selling products that are later cancelled within a certain number of months after the start of service. We believe that by providing the appropriate level of services to each customer, we are more likely to retain that customer, which reduces our overall customer turnover rate.

In addition, we have different strategies for marketing to customers in newly constructed network areas and to customers in established network areas. In new areas, prior to activation of our services, we target customers with door-to-door solicitations and outbound telemarketing as part of an extensive marketing campaign in the area. In established areas, we assign territories to individual direct sales representatives, allowing them to adjust sales techniques to fit the profile of different buyers in particular areas. We have also established relationships with certain strategic partners, such as local grocery stores, to market through certain products and services.

We work to gain customer referrals for additional sales by focusing on service and customer satisfaction. We have implemented several retention and customer referral tactics, including customer newsletters, personalized e-mail communications and loyalty programs. These programs are designed to increase loyalty, retention and up-sell among our current base of customers.

Customer Care, Billing and Installation

Customer Care

We believe that the combination of bundled communications services on our own networks and quality customer care are key drivers to effectively compete in the residential and business markets. We believe that the quality of service and responsiveness differentiates us from many of our competitors. We provide customer service 24 hours a day, seven days a week. Our representatives are cross-trained to handle customer service transactions for all of our products. We operate a virtual customer phone center system, with centers in Austin and San Marcos, that handle all customer service transactions other than network trouble calls, which we handle through our technical service center also located in San Marcos. In addition, we provide our business customers with a local customer service representative, which we believe improves our responsiveness to customer needs and distinguishes our products in the market. We believe it is a competitive advantage to provide our customers with the convenience of a single point of contact for all customer service issues for our video, voice and HSD services and is consistent with our bundling strategy.

We monitor our networks 24 hours a day, seven days a week through our network operations and control center (“NOCC”) located in San Marcos. Typically, our NOCC allows us to detect problems before or as soon as any service interruption occurs. We strive to resolve service delivery problems prior to customer awareness of any service interruptions.

Billing

We have invested significant resources in outsourced integrated provisioning and billing systems that we believe are sufficiently scalable to support a full build-out in our existing markets and beyond for our retail customer base. This system greatly enhances our ability to address customer billing issues and also enables us to send a single bill to our customers for video, voice and HSD services. We have separate billing platforms for enterprise, broadband transport and network services that we also believe meet our business needs for accuracy and flexibility.

Installation

Within each market, we have a single group of installers who install the equipment for all our of our video, voice, and HSD offerings. This creates operating efficiencies for us by reducing the number of necessary installation personnel and allowing us to make one trip to the customer premises at the commencement of service. Our dispatch, order taking and installation management processes are coordinated for increased efficiency. We believe that this integrated and streamlined installation process creates a positive experience for Grande’s customers.

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

We believe the industry is moving more towards an environment of inter-modal competition where both the cable television providers and the local telephone providers, and to some extent wireless service providers, will be competing head to head for local telephone, long distance, cable television or other video, and high speed data service. Advances in technology have furthered convergence in the industry by enabling delivery of cable television or video services, telephone services and broadband Internet services over different types of networks and making the delivery of more than one service over one broadband network, whether wireless or wireline, feasible and economical. The cable companies have introduced telephone services via Voice over Internet Protocol (“VoIP”) to residential customers, and the local telephone providers are investing large amounts of capital into new networks to offer television or video service using IP-enabled technologies in addition to their existing telephone and DSL services. Verizon Communications Inc. (“Verizon”) is constructing fiber-to-the-home networks and AT&T Inc. (“AT&T”) has begun serving customers via a fiber-to-the-curb network, in an effort to sell television over IP. Separately, advances in technology are enabling providers of wireless service to accommodate the transmission of video and other broadband applications.

Additionally, consolidation is continuing in the industry. Verizon purchased MCI Inc. in January 2006, and SBC Communications Inc. acquired AT&T in November 2005 and BellSouth Corporation in December 2006 and has adopted the AT&T name. We believe this consolidation trend will continue for the foreseeable future. As in the past, we will have to compete against companies that have significant competitive advantages over us, including more years of experience, greater resources, significant mass marketing capabilities and broader name recognition.

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

We believe as the market continues to converge across product and market segments, communications providers will have to distinguish themselves from competitors by offering: high quality products, services, and applications across all service types; better pricing that reflects some of the operational efficiencies; and convenience to the customer in the form of a single bill and unified customer support. We believe that our ability to provide a tailored package of bundled services developed from a wide range of service options at competitive prices over one network system with a regional focus on Texas has been a key factor in enabling us to penetrate our markets.

Markets

The following table sets forth, in each of our markets, the marketable homes we pass as of December 31, 2007.

Market Areas	Marketable homes passed
Austin/San Marcos	74,713
San Antonio	63,800
Suburban Northwest Dallas	57,317
Waco	44,909
Corpus Christi	49,332
Midland/Odessa	42,734
Houston	7,253
Total	340,058

Competition

The broadband communications industry is highly competitive. We compete primarily on the basis of the price, availability, reliability, variety, quality of our offerings, our people, and on the quality of our customer service. Our ability to compete effectively depends on our ability to maintain high-quality services at prices generally equal to or below those charged by our competitors. Price competition in the retail services and broadband transport services markets generally has been intense and is expected to continue, although cable rates increase annually and AT&T recently raised its DSL rates.

We are not the first provider of any of our three principal bundled services in any of our markets. We compete with numerous other companies that have provided services for longer periods of time in each of our markets, and we often have to convince people to switch from other companies to Grande. Some of our competitors have significant competitive advantages over us, such as more years of experience, greater resources, significant mass marketing capabilities and broader name recognition. Our primary competitors include:

•
for video services: Time Warner Cable, Cable One Inc. (“Cable One”), Suddenlink Communications, Comcast Corporation (“Comcast”), Charter Communications Inc. (“Charter Communications”), DIRECTV Holdings LLC (“DIRECTV”), DISH Network Corporation (“DISH Network”), AT&T, Verizon and others;

•	for HSD services: AT&T, Time Warner Cable, Time Warner Telecom, Verizon, Comcast, Charter Communications, Cable One, Suddenlink Communications, CenturyTel Inc. (“CenturyTel”), Direct-PC and others;

•	for long-distance telephone services: AT&T, Verizon, Sprint, Time Warner Cable, Time Warner Telecom, Suddenlink Communications (VoIP), Vonage Holdings Corp (“Vonage”) (VoIP) and others;

•	for local telephone services: AT&T, Verizon, CenturyTel, Birch Telecom Inc. (“Birch Telecom”), Time Warner Cable, Time Warner Telecom, Suddenlink Communications (VoIP), Vonage (VoIP) and others.

Advances in communications technology as well as changes in the marketplace and the regulatory and legislative environment are constantly occurring. In certain areas of our markets, for example in Austin, we compete for local and long distance services against the VoIP offerings of Vonage and Time Warner Cable. In addition, the continuing trend toward business combinations and alliances in the telecommunications industry will create significant new competitors. As a result of these business combinations and the introduction of VoIP offerings, we anticipate that the competitive environment will become increasingly intense. In addition to terrestrial competition, we continue to see consumers choose to eliminate a second line, their long distance, and/or their primary landline and use wireless telephone service instead. This dynamic is more prevalent in younger, more transient households such as MDUs in which students or young adults tend to move every twelve to eighteen months. Advances in technology also are leading to changes in video distribution platforms, making downloadable, on-demand video content accessible in both traditional wireline and new wireless mobile viewing devices. These and other developments are requiring traditional communications providers such as us to regularly rethink the model for successfully marketing and providing video, voice and HSD content and services to consumers.

Bundled Services

We believe that, among our existing competitors, incumbent cable providers, ILECs, CLECs and satellite television providers represent our primary competitors in the delivery of a bundle of two or more video, voice and HSD services. Presently, Time Warner Cable and AT&T routinely offer a combination of two or more of these services in our markets. In some of our markets, these companies also are offering all three services. We expect the remaining ILECs and incumbent cable providers that do not yet offer more than one service to begin to offer combinations of these services in the near future, and we expect that some providers will bundle these services with a fourth product, wireless service. The introduction of bundled service offerings by our competitors could have a significant adverse impact on our ability to market our bundled services to customers, especially in areas where we currently are the only company offering bundles of these services.

•
Video. Our video service competes with the incumbent cable television provider in all of our markets except in certain private-development subdivisions and MDUs where we currently are the only cable provider. The incumbent cable providers in our markets, such as Time Warner Cable in Austin, San Antonio, Corpus Christi and Waco; Cable One in Odessa; Suddenlink Communications in Midland and Austin; and Comcast in northwest Dallas, have significantly greater resources and operating history than we do. We also compete with satellite television providers such as DIRECTV, as well as other cable television providers, broadcast television stations and wireless cable services. We face additional competition from private satellite master antenna television systems that serve condominiums, apartment and office complexes and private residential developments, and these systems generally are free of any regulation by state or local government authorities.

Legislative and regulatory developments may lead to additional competition in the cable and video market. The Cable Television Consumer Protection and Competition Act of 1992 contains provisions, which the FCC has implemented through regulations, to enhance the ability of competitors to cable to purchase and make available to consumers certain satellite-delivered cable programming at competitive costs. The Telecommunications Act of 1996 eliminated many of the restrictions on local telephone companies that offer cable programming, and we may face increased competition from such companies. Major local telephone companies such as Verizon and AT&T now provide cable television or similar video services to homes and may compete with us to the extent they modify or overbuild their networks to sell these services to the same homes we serve now or will serve in the future. AT&T, for example, has launched an Internet Protocol-based video service to some of its customers in Texas. Verizon has been overbuilding its own network and extending it into greenfield communities, which require the construction of new local loops, through a FTTH architecture (known commercially as FIOS) to enable the delivery of its cable service. Verizon already has launched its cable service in north Texas, and it currently passes approximately 3% of the homes in our service region. Verizon also offers IP-enabled video offerings.

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

•
Voice. Our principal competitor for local services is the incumbent carrier in the particular market, which is AT&T in a large majority of our market areas. Incumbent carriers enjoy substantial competitive advantages arising from their historical monopoly position in the local telephone market, including pre-existing customer relationships with all or virtually all end-users. We also face competition from alternative service providers, including competitive providers and other CLECs, many of which already have established local operations in our markets. Cable service providers have also entered the voice communication market in some of our service areas. Time Warner Cable and Suddenlink Communications, for example, are offering a VoIP telephony product in their service areas, some of which overlap with ours. Other VoIP providers such as Vonage and Skype have also entered the telephony market.

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

We also increasingly face competition from businesses, including incumbent cable providers, offering long-distance services through VoIP. These businesses could enjoy a significant cost advantage because, at this time, they generally do not pay carrier access charges although interconnect VoIP providers are now required to pay federal universal service fees. As explained more fully below under the caption “—Legislation and Regulation,” the regulatory status of VoIP service continues to be considered by the FCC, various states and reviewing courts; and while the FCC has made some preliminary determinations about VoIP already, a number of important regulatory issues have not yet been resolved fully. The conclusions reached by federal and state agencies and courts largely will determine the viability and profitability of VoIP service, and, possibly, the success of our competitors offering this service. Currently, AT&T, Time Warner Cable, Suddenlink Communications, Cable One, Comcast and Vonage each provide a VoIP offering in certain of our market areas.

•
HSD Services. The Internet access market is extremely competitive and highly fragmented. Providing broadband Internet services is a rapidly growing business and competition is increasing in each of our markets. Some of our competitors benefit from stronger name recognition and greater resources, experience and marketing capabilities. For HSD services, we compete primarily with AT&T, Time Warner Cable, Verizon, Suddenlink Communications, Cable One, Comcast, Charter Communications, CenturyTel, Direct-PC, Earthlink and STIC.NET. Other competitors include traditional dial-up Internet service providers, providers of satellite-based Internet services, other local and long-distance telephone companies and cable television companies. We also expect to compete with providers of wireless high-speed Internet access, or Wi-Fi service, principally when offered by municipal authorities or authorized third parties in a particular geographic region. New technologies, such as Access Broadband over Power Line, continue to emerge as well.

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

Legislation and Regulation

The cable television industry is primarily regulated by the FCC and local governments, although in Texas, Grande currently is subject only to state rather than local government franchising requirements. Telecommunications services are regulated by the FCC and state public utility commissions, including the Public Utility Commission of Texas (PUCT). Internet service, including high-speed access to the Internet, generally is not subject to significant regulation although this may change in the future. Legislative and regulatory proposals under consideration by Congress, federal agencies and the Texas legislature may materially affect the provision, cost and profitability of video, voice and HSD services. Set forth below is a brief summary of significant federal laws and regulations affecting the growth and operation of the cable television and telecommunications industries and a description of certain state and local laws.

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

The Cable Television Consumer Protection and Competition Act of 1992 requires local franchising authorities that choose to regulate basic service rates to certify with the FCC before regulating such rates. The FCC’s rate regulations do not apply where a cable operator demonstrates that it is subject to effective competition. The Company meets the FCC definition of effective competition in the areas that we currently serve. To the extent that any municipality attempts to regulate our basic rates or equipment, we believe we could demonstrate to the FCC that our systems all face effective competition and, therefore, should not be subject to rate regulation. Further, in Texas, Grande’s cable service operates under a state-issued franchise and is not subject to separate regulation of rates by municipalities.

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

Exclusive Service Agreements with MDUs.  In November 2007, the FCC issued an order prohibiting exclusive cable service arrangements between MDUs and cable providers.  The order, which applies to all such agreements, existing and future, was intended to bring more choice and competitive pricing for cable services to MDU residents.  AT&T and Verizon would be allowed to provide competing video service to all MDUs, if the order is upheld in the courts.  Several legal actions to challenge the order have been filed, focusing primarily on the retroactive application of the prohibition to existing contracts, and resolution in the judicial system will take many months if not years.  The Fifth Circuit Court of Appeals has denied a request to stay the effect of the FCC’s order pending appeal.  Since Grande has exclusive cable service agreements with several MDUs, its market share in those properties could significantly drop if the order is upheld and other video/cable providers enter the properties.  On the other hand, Grande is prevented from competing in even more MDU properties that have exclusive agreements with the incumbent cable provider, so it is also possible that Grande would be able to acquire additional cable subscribers in these properties if the order is upheld.  The limiting factor in such a scenario would be availability of the capital required to extend Grande’s network into the MDUs and the ability to successfully compete against companies that have significant competitive advantages over us, including more years of experience, greater resources, significant mass marketing capabilities and broader name recognition.

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

The State of Texas passed a law in late 2005 allowing cable operators to file for a state-issued certificate of franchise authority (SICFA) for the provision of cable television and video services in any service area footprint within the state of Texas rather than negotiate with each individual municipality for such a right. On October 25, 2005, the Public Utility Commission of Texas (PUCT) approved Grande’s application for a SICFA to provide cable television service in twenty-seven municipalities and in eleven unincorporated areas of Texas. When Grande’s SICFA was approved, all of Grande’s municipal cable television franchises were terminated. Since that time, Grande has applied for and had approved amendments to the SICFA adding to and modifying the footprint of its service areas.

Under its SICFA, Grande makes quarterly franchise fee payments to the Texas Comptroller for the benefit of each municipality in which it provides cable television service in the amount of five percent of gross cable service revenues, and Grande reports its subscriber count in each municipality. In cities where the incumbent cable TV provider is still subject to a municipal franchise, the municipalities then notify Grande of its quarterly Public, Educational and Government (PEG) obligation based on Grande’s share of total subscribers multiplied by the total PEG contribution that the incumbent cable TV provider made in the quarter. In cities where the incumbent provider’s municipal franchise has expired and the incumbent has obtained a SICFA, Grande and the incumbent pay the city a PEG fee equal to one percent of their gross cable service revenues, or at the city’s option, a flat per subscriber monthly fee that was required by the city before the incumbent’s franchise expired. Grande also continues to provide free cable television service to public facilities and INet fiber connectivity to cities that were in place when the SICFA was approved. Under the SICFA, Grande continues to provide carriage of all PEG channels that were carried prior to October 25, 2005, and all municipalities retain control and police powers over their public rights of way.

Congress separately is considering legislation that would create a national framework for the issuance of cable television franchises. Various proposals for national franchises have been introduced and are pending. Although these proposals would not likely affect our operations given our regional focus, a national franchise law could enable our competitors, principally AT&T and Verizon, who are planning to deploy cable television or other video services in multiple jurisdictions within their large service areas, to enter the market for video services more quickly, much like they can today in Texas under their SICFA. This, in turn, could enhance their ability to compete against us in our markets.

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

Program Access and Exclusivity. The Cable Television Consumer Protection and Competition Act of 1992 and the FCC’s rules generally prohibit cable operators and vertically-integrated satellite programmers from entering into agreements that have the purpose or effect of preventing or substantially hindering the ability of multi-channel video programming distributors from providing satellite programming to their subscribers. The rules specifically prohibit vertically integrated cable operators from entering into exclusive distribution agreements with satellite programmers in which they have an attributable interest. The rules were set to expire in October 2007, but were extended by the FCC to October 2012.

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

Internet Access via Cable Modem. The FCC has determined in the Cable Modem Access NOPR that cable modem service is an information service and thus is not subject to local regulation as a cable service and thus is not subject to the payment of franchise fees. This regulatory classification has been upheld by the Supreme Court.

Pole Attachments. The Telecommunications Act of 1996 requires utilities, defined to include all local exchange telephone companies and public utilities except those owned by municipalities and co-ops, to provide cable operators and telecommunications carriers with nondiscriminatory access to poles, ducts, conduit and rights-of-way. The right to mandatory access is beneficial to facilities-based providers such as Grande. The Telecommunications Act of 1996 also establishes principles to govern the pricing of such access. Telecommunications providers are charged a higher rate than cable operators for pole attachments. Companies that provide both cable and telecommunications services over the same facilities, such as us, may be required to pay the higher telecommunications rate; but the Supreme Court has confirmed that commingling high-speed Internet access with cable or telecommunications attachments does not change the pole attachment rate. At this time, we believe the rental rate at which utility pole owners can charge cable operators offering VoIP services is unclear.

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

Regulation of Telecommunications Services

Our telecommunications services are subject to varying degrees of federal, state and local regulation. Pursuant to the Communications Act of 1934, as amended by the Telecommunications Act of 1996, the FCC generally exercises jurisdiction over the facilities of, and the services offered by, telecommunications carriers that provide interstate or international communications services. State regulatory authorities generally retain jurisdiction over the same facilities and other services to the extent that they are used to provide intrastate and local communications services.

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

In August 1996, the FCC adopted a wide-ranging decision regarding the interconnection obligations of local telephone carriers. This Interconnection Order specified, among other things, which network elements (and combinations of elements) incumbent carriers must unbundle and provide to competitive carriers on a nondiscriminatory basis. The FCC’s initial list of network elements and combinations was affirmed by the Supreme Court, but has since been subject to further review by the FCC and, after several rounds of review by the courts, has been pared significantly. In June 2006, the D.C. Circuit approved the FCC’s fourth attempt to implement the unbundling provisions of the Telecommunications Act of 1996.  Changes to the list of network elements and combinations have had, and may continue to have, a significant impact on the industry and, to a lesser extent, the Company.

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

Multiunit Premise Access.  In June 2007, the FCC released an order clarifying that incumbent local exchange carriers are required to provide direct access at the terminal block to permit a competitor’s technician to cross connect in order to access the incumbent’s sub-loop to reach end user customers at multiunit premises.  The ruling is based on an incumbent local exchange carriers’ statutory obligation to permit interconnection at “any technically feasible point.”  As a result of this clarification, Grande may have opportunities to access multiunit premises in a more direct and less costly manner assuming capital is available to extend its network facilities to reach the minimum point of entry at these properties. The FCC recently issued an order prohibiting exclusive telecommunications contracts in residential multi-tenant environments and prohibiting enforcement of pre-existing agreements between carriers and building owners.  This decision will have no impact on Grande because Texas PUC regulations already prohibited such exclusive arrangements.

Broadband Services. Section 706 of the Telecommunications Act of 1996 requires the FCC to encourage the deployment of advanced telecommunications capabilities to all Americans through the promotion of local telecommunications competition. The FCC had in the past taken steps to facilitate competitors’ access to lines connecting customer premises to the operator for purposes of digital subscriber line deployment. But the FCC more recently has declined to take similar steps in connection with more advanced, newly constructed transmission facilities such as fiber-to-the-home. In the TRRO proceeding, the FCC held that incumbent local exchange carriers such as AT&T need not make available to unaffiliated carriers access to most high-capacity local loops and transport facilities; and the FCC has more recently determined that facilities-based wireline broadband services such as DSL are “information services” and thus are subject to minimal regulation. Separately, Congress has periodically considered initiatives proposing to deregulate the advanced services offerings of incumbent carriers. If one of these initiatives becomes law, or if the FCC’s rulings are upheld on appeal, the use of incumbent carrier facilities for the deployment of competing high-capacity services by carriers such as Grande may be adversely affected. This, however, is not a material part of our business since we typically provide these services over our own network. Relying upon definitions in the Communications Assistance for Law Enforcement Act (CALEA) rather than the Telecommunications Act of 1996, the FCC now requires broadband networks to cooperate with law enforcement as required by CALEA.

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

In one case, the FCC held that a computer-to-computer VoIP application provided by Pulver.com is an unregulated information service, in part because it does not include a transmission component, offers computing capabilities, and is free to its users. In another case, the FCC reached a different conclusion, holding that AT&T’s use of VoIP to transmit the long-haul portion of certain calls constitutes a telecommunications service, thus subjecting it to regulation, because the calls use ordinary customer premises equipment with no enhanced functionality, originate and terminate on the public switched telephone network, and undergo no net protocol conversion and provide no enhanced functionality to end users. In a third case, the FCC ruled that certain prepaid calling card services are telecommunications services rather than information services. An earlier case, which involved the VoIP application of Vonage, the FCC preempted the authority of the State of Minnesota (and presumably all other states) and ruled that Vonage’s VoIP application, and others like it, was an interstate service subject only to Federal regulation, thus preempting the authority of the Minnesota commission to require Vonage to obtain state certification. The FCC, however, refused to speak beyond prior rulings involving enhanced services as to whether Vonage’s VoIP application is a telecommunications service or an information service, thus leaving open the question of the extent to which the service might be regulated. The Eighth Circuit Court of Appeals in March 2007 denied several petitions seeking review of the FCC’s decision to classify Vonage’s VoIP application as interstate rather than intrastate in nature.

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

Grande filed its own petition at the FCC seeking a declaratory ruling regarding the proper treatment of traffic terminated to end users of interconnected ILECs through CLECs like Grande, which traffic wholesale customers of Grande have certified as originating in VoIP format.  The petition asks the FCC to rule that a CLEC properly may rely on its customer’s self-certification; that the ILECs, receiving certified traffic over local interconnection trunks from the CLEC, are to treat the traffic as local traffic for intercarrier compensation purposes and may not assess access charges against certified traffic unless the Commission decides otherwise in the IP-Enabled Services or Intercarrier Compensation Rulemakings or in another proceeding. This petition is still pending, and we cannot predict how or when it might be decided.  In addition, two forbearance petitions relating to the treatment of VoIP traffic for purposes of intercarrier compensation were filed in 2007 by other companies.  These petitions are pending and we cannot predict how or when they might be decided. Future rulings in connection with VoIP likely will have a significant impact on us, our competitors and the communications industry.

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

Although we are authorized to provide telecommunications services in several states, the majority of our telecommunications end user customers are located in Texas. Since 1995, Texas law has provided a regulatory framework for competitive carriers such as us to provide telecommunications services in the State. A major revision to the State’s telecommunications law was adopted by the Texas Legislature in 2005. These amendments to PURA require the PUCT to deregulate markets that meet certain standards and to consider deregulating certain other markets. The PUCT was also directed to undertake several important studies including whether Universal Service Funds should be continued or whether the program should be changed. The amendments also included additional competitive market safeguards. Like the Federal Telecommunications Act of 1996, Texas law is intended to promote competition in the local exchange market, as well as in the intrastate interexchange market. The PUCT is responsible for an evolving regulation of these markets, and the PUCT plays a key role in promulgating rules and policies and by arbitrating interconnection agreements between carriers in the local market. For example, the PUCT has adopted substantive rules that permit any competing carrier to install its own telecommunications equipment at an MDU or commercial property in order to provide telecommunications services to a requesting tenant.  The PUCT also has adopted substantive rules prohibiting exclusive arrangements to provide telecommunications services at multiple dwelling units (MDUs) and at commercial properties.  The rules, policies and decisions of the PUCT are influenced by a variety of factors, and future regulatory and legislative developments in the State could have a significant impact on us.

Among the PUCT’s regulatory responsibilities is the review of AT&T’s performance in its provision of wholesale telecommunications services to competitive carriers such as us through a comprehensive set of performance measurements and a performance remedy plan. This performance remedy plan is in the interconnection agreement between Grande and AT&T and requires AT&T to pay certain fines when it fails to meet its prescribed performance benchmarks. Although the performance remedy plan is intended to provide AT&T with incentive to provide timely wholesale service to competitive carriers on a nondiscriminatory basis, AT&T holds considerable market power in Texas and may be able to use that market power to the detriment of the competitive telecommunications market, and, in turn, carriers such as us.

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

Employees

As of December 31, 2007, we had 831 full-time employees, other than temporary employees. None of our employees are subject to collective bargaining agreements. We believe that our relations with our employees are good.

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

As of December 31, 2007, we had an accumulated deficit of $440.8 million. We expect to continue to incur net losses in the future. Our ability to generate profits and positive cash flow from operating activities will depend in large part on our ability to increase our revenues to offset the costs of operating our network and providing services. If we cannot achieve operating profitability or positive cash flow from operating activities, our business, financial condition and operating results will be adversely affected.

We may require additional funding to cover the costs to grow the business or to cover shortfalls or unforeseen changes, for which funding may not be available.

When we expand our networks within our existing markets, introduce new products or services or enter new markets, we project the capital expenditures that will be required based in part on the amount of time necessary to complete the construction of the networks or the introduction of the services and the difficulty of such projects. We may need more funds to cover the costs associated with delays or difficulties in connection with the build-out, maintenance or technical upgrades of our networks or for other unanticipated reasons. Such financing, if necessary, may not be available on favorable terms or at all. If we cannot obtain additional funds when needed or if cash flow from operations is less than expected, our business and financial condition may be adversely affected.

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

•	for video services: Time Warner Cable, Cable One, Suddenlink Communications, Comcast, Charter Communications, DIRECTV, EchoStar Communications (DISH Network), AT&T, Verizon and others;

•	for HSD services: AT&T, Time Warner Cable, Time Warner Telecom, Verizon, Comcast, Charter Communications, Cable One, Suddenlink Communications, CenturyTel, Direct-PC and others;

•	for long-distance telephone services: AT&T, Verizon, Sprint, Time Warner Cable, Time Warner Telecom, Suddenlink Communications (VoIP), Vonage (VoIP) and others;

•	for local telephone services: AT&T, Verizon, CenturyTel, Birch Telecom, Time Warner Cable, Time Warner Telecom, Suddenlink Communications (VoIP), Vonage (VoIP) and others.

As the incumbent local telephone company, and a major provider of long-distance telephone services, AT&T is a particularly strong competitor in telephone and data services and competes for video services as well. With respect to cable television services, Time Warner Cable is the incumbent provider in the majority of our markets. Several of these competitors offer more than one service, such as telephone companies and cable providers offering broadband Internet services. A few have begun to offer all three services; in particular, Time Warner Cable and other cable operators have begun providing digital phone services through VoIP technology. We expect AT&T and Verizon, which are upgrading their networks and providing video services, to be able to provide all three services as well and each also control a nationwide wireless service provider. We can expect that competition at MDUs also will increase if the FCC’s November 2007 order prohibiting exclusive cable service arrangements between MDUs and cable providers is upheld in the courts.  We also compete with wireless telephone carriers for both local and long distance services. Many of our competitors are larger than we are, and we anticipate that the trend toward business combinations and alliances in the telecommunications industry will continue, making some of our competitors even larger. We expect these business combinations and the level of competition to continue to increase in the future. If we fail to compete successfully in our markets and grow our customer base, our business and financial condition will be harmed.

Restrictive covenants under our indebtedness may limit our ability to grow and operate our business.

The indenture governing our 14% senior secured notes due April 1, 2011 (“senior notes”), by and between Grande and U.S. Bank National Association, as Indenture Trustee, dated March 23, 2004, contains, among other things, covenants imposing significant financial and operating restrictions on our business. These restrictions may affect our ability to manage and operate our business, may limit our ability to take advantage of potential business opportunities as they arise and may adversely affect the conduct or management of our current business. These restrictions limit our ability to, among other things:

•	incur additional indebtedness, issue disqualified capital stock (as defined in the Indenture) and, in the case of our restricted subsidiaries, issue preferred stock;

•	create liens on our assets;

•	pay dividends on, redeem or repurchase our capital stock or make other restricted payments;

•	make investments in other companies;

•	enter into transactions with affiliates;

•	enter into sale and leaseback transactions;

•	sell or make dispositions of assets;

•	place restrictions on the ability of our restricted subsidiaries to pay dividends or make other payments to us;

•	engage in certain business activities;

•	merge or consolidate with other entities; and

•	spend growth capital in the event our cash falls below $20 million.

These limitations may affect our ability to finance our future operations or to engage in other business activities that may be in our best interest. Also, since we are a holding company with no assets other than our ownership of our subsidiary, we will be dependent on the receipt of funds from our subsidiary to pay the interest and principal on the senior notes, and these limitations could adversely affect our ability to make such payment on the senior notes.

The amount of debt we have could harm our business.

As of December 31, 2007, we had approximately $208.7 million of indebtedness and capital lease obligations outstanding, including the carrying value of our senior notes of $188.0 million, all of which was secured. Further, the Indenture allows us to incur additional indebtedness under certain circumstances. Our significant indebtedness could adversely affect our business in a number of ways, including the risks that:

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

We provide video service over our networks generally pursuant to a statewide cable franchise in Texas. Our ability to grow our business depends on the terms of our cable franchise, including payment obligations. Litigation over the constitutionality of the Texas statewide franchise law is pending. In early September 2005, the Texas Cable and Telecommunications Association, or TCTA, filed a lawsuit in U.S. District Court, Western District of Texas, Austin division, to challenge the legislation passed allowing for a state cable franchise and implementing a transition process to end the need for individual municipal franchises. The lawsuit contends that the new state law discriminates against incumbent cable operators in violation of the U.S. and Texas Constitutions, discriminates against incumbent cable operators in violation of the Federal Communications Act, violates the federal prohibition on exclusive franchises, and violates the Cable Act prohibition against redlining. In September 2006, U.S. Federal District Judge Yeakel dismissed TCTA’s complaint against the PUC commissioners and the governor, without prejudice. TCTA subsequently filed an appeal of the dismissal in the Fifth Circuit Court of Appeals. The Fifth Circuit granted the appeal, overturned the dismissal of TCTA’s challenge and remanded the case to the district court for further proceedings.  Both AT&T and Verizon filed petitions for rehearing, which remain pending at the Fifth Circuit Court of Appeals. We cannot predict the outcome of the litigation. Several outcomes are possible which could raise various levels of uncertainty about the nature of franchise authority. Certain outcomes could harm our business.

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

Legislation and implementing regulations in the telecommunications and cable areas continue to be quite complex, and regulation of carrier and Internet services may increase. Future actions by the United States Congress, the FCC, the Federal Trade Commission, state legislatures, state utility commissions, local municipalities and other regulators may adversely impact our business. For example, if a regulation or interpretative ruling increases the costs associated with a particular service, such as an increase in the cost of terminating telecommunications traffic, our business may be adversely impacted.   Additionally, if the FCC order prohibiting exclusive cable service arrangements between MDUs and cable providers were upheld in the courts, our competitors, some of who have significant competitive advantages over us, would be allowed to provide competing video service to all MDUs.

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

RISKS RELATING TO OUR SENIOR NOTES

Rights of holders of the senior notes in the collateral may be adversely affected by the failure to create or perfect security interests in certain collateral on a timely basis or at all, or by the failure of our existing subsidiary or any future subsidiary guarantors to guarantee the senior notes.

We have agreed to secure the senior notes and the guarantees by granting first priority liens on substantially all of our property and our existing subsidiary’s and any future subsidiary guarantor’s property, subject to certain exceptions, and to take other steps to assist in perfecting the security interests granted in the collateral.  Certain property will be excluded from the collateral secured for the benefit of the noteholders.

Not all of the security interests in the collateral attached on the issue date of the outstanding senior notes.  If we or our subsidiary guarantor or future subsidiary guarantors were to become subject to a bankruptcy proceeding, any liens recorded or perfected after the issue date would face a greater risk of being invalidated than if they had been recorded or perfected on the issue date.  Liens recorded or perfected after the issue date, may be treated under bankruptcy law as if they were delivered to secure previously existing indebtedness.  In bankruptcy proceedings commenced within 90 days of lien perfection, a lien given to secure previously existing debt is materially more likely to be avoided as a preference by the bankruptcy court than if delivered and promptly recorded on the issue date.  Accordingly, if we or our subsidiary guarantor or any future subsidiary guarantor were to file for bankruptcy protection and the liens had been perfected less than 90 days before commencement of such bankruptcy proceeding, the liens securing the senior notes may be especially subject to challenge as a result of having been delivered after the issue date.  To the extent that such challenge succeeded, senior noteholders would lose the benefit of the security that the collateral was intended to provide. In the unlikely event that a senior noteholder is determined to be an “insider” of Grande Communications Holdings, Inc., the preference look-back period is one year, rather than 90 days, for the purposes of the risks described in this paragraph.

Because certain of the outstanding senior notes were issued with original issue discount, U.S. holders of such senior notes will be required to include such discount in gross income for U.S. federal income tax purposes before such amounts are received in cash.

Certain of the outstanding senior notes were issued at a discount from their stated principal amount.  As a result, the discount on such senior notes is subject to the special tax rules applicable to original issue discount.  Under these rules, the original issue discount generally must be included in the gross income of U.S. holders for U.S. federal income tax purposes in advance of the receipt of the cash payments on the senior notes to which such income is attributable.

Due to events that are beyond our control, we may not be able to generate sufficient cash flow to make interest payments under the senior notes.

Our ability to make payments on and to refinance our indebtedness, including the senior notes, and to fund planned capital expenditures will depend on our ability to generate cash in the future.  This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.  We cannot provide any assurances that our business will generate sufficient cash flow from operations or that future borrowings will be available to us in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs.  A significant reduction in operating cash flow would likely increase the need for alternative sources of liquidity.  If we are unable to generate sufficient cash flow to make payments on the senior notes or our other indebtedness, we will have to pursue one or more alternatives, such as reducing or delaying capital expenditures, refinancing the senior notes or such other indebtedness, selling assets or raising equity.  We cannot provide any assurances that any of these alternatives could be accomplished on satisfactory terms or that they would yield sufficient funds to repay the senior notes and our other indebtedness.

If a change of control occurs, we may not have sufficient funds to repurchase senior notes.

Upon specified change of control events, senior noteholders may require us to repurchase all or a portion of their senior notes.  However, if a change of control occurs, we may not be able to pay the price for all of the senior notes submitted for repurchase.  Future credit agreements or other agreements relating to debt may contain provisions prohibiting us from purchasing any senior notes until we have repaid all of such debt.  We may not be able to secure the consent of such future lenders to repurchase the senior notes or refinance the borrowings that prohibit us from repurchasing the senior notes.  In addition, certain significant corporate events would not constitute a change of control under the indenture for the senior notes.

We depend upon dividends from our subsidiary to meet our debt service obligations.

Grande Communications Holdings, Inc. is a holding company and conducts all of its operations through a subsidiary.  Our ability to meet our debt service obligations depends upon our receipt of dividends from our subsidiary.  Subject to the restrictions contained in the indenture governing the senior notes and our other outstanding debt, future borrowings by our subsidiary could contain restrictions or prohibitions on the payment of dividends by our subsidiary to us.  In addition, under applicable law, our existing subsidiary and any future subsidiary guarantors could be limited in the amounts that they are permitted to pay us as dividends on their capital stock.

Federal and state statutes may allow courts to void or subordinate guarantees.

The senior notes will be guaranteed by our existing subsidiary and certain of our future subsidiary guarantors, if any.  If a bankruptcy case or lawsuit is initiated with respect to a guarantor, the debt represented by the guarantee entered into by that guarantor may be reviewed under federal bankruptcy law and comparable provisions of state fraudulent transfer laws.  Under these laws, a guarantee could be voided, or claims in respect of a guarantee could be subordinated to certain obligations of a guarantor, if, among other things, such guarantor, at the time it entered into the guarantee, received less than fair consideration for entering into the guarantee and either it was insolvent or rendered insolvent by reason of entering into the guarantee, it was engaged in a business or transaction for which the guarantor’s remaining assets constituted unreasonably small capital or it intended to incur, or believed that it would incur, debts or contingent liabilities beyond its ability to pay such debts or contingent liabilities as they became due.  If one or more of the guarantees is voided, holders of the senior notes would be solely creditors of ours and of the guarantors that have validly guaranteed the senior notes; if one or more guarantees is subordinated, the other creditors of such guarantor would be entitled to be paid in full before any payment could be made on the senior notes.  We cannot assure senior noteholders that after providing for all prior claims there would be sufficient guarantor assets remaining to satisfy the claims of the holders of the senior notes.

Bankruptcy laws may limit the ability of the senior noteholders to realize value from the collateral.

The right of the collateral agent to repossess and dispose of the collateral upon the occurrence of an event of default under the indenture governing the senior notes is likely to be significantly impaired by applicable bankruptcy law if a bankruptcy case were to be commenced by or against us before the collateral agent repossessed and disposed of the collateral. Upon the commencement of a case for relief under Title 11 of the United States Code, a secured creditor, such as the collateral agent, is prohibited from repossessing its security from a debtor in a bankruptcy case, or from disposing of security repossessed from such debtor, without bankruptcy court approval.  Moreover, the bankruptcy code permits the debtor to continue to retain and use collateral even though the debtor is in default under the applicable debt instruments, provided that the secured creditor is given “adequate protection.”  The meaning of the term “adequate protection” may vary according to circumstances, but it is intended in general to protect the value of the secured creditor’s interest in the collateral and may include cash payments or the granting of additional security if and at such times as the court in its discretion determines that the value of the secured creditor’s interest in the collateral is declining during the pendency of the bankruptcy case.  A bankruptcy court may determine that a secured creditor may not require compensation for a diminution in the value of its collateral if the value of the collateral exceeds the debt it secures.

In view of the lack of a precise definition of the term “adequate protection” and the broad discretionary powers of a bankruptcy court, it is impossible to predict:

•	how long payments under the senior notes could be delayed following commencement of a bankruptcy case;

•	whether or when the collateral agent could repossess or dispose of the collateral;

•	the value of the collateral at the time of the bankruptcy petition; or

•	whether or to what extent holders of the senior notes would be compensated for any delay in payment or loss of value of the collateral through the requirement of “adequate protection.”

In addition, the indenture requires that, in the event of a bankruptcy, the trustee and the collateral agent not object to a number of important matters following the filing of a bankruptcy petition.  After such filing, the value of the collateral could materially deteriorate and senior noteholders would be unable to raise an objection.  The right of the holders of obligations secured by first priority liens on the collateral to foreclose upon and sell the collateral upon the occurrence of an event of default also would be subject to limitations under applicable bankruptcy laws if we or our existing subsidiary or any of our future subsidiaries become subject to a bankruptcy proceeding.  Any disposition of the collateral during a bankruptcy case would also require permission from the bankruptcy court.  Furthermore, in the event a bankruptcy court determines the value of the collateral is not sufficient to repay all amounts due on the senior notes, the holders of the senior notes would hold secured claims to the extent of the value of the collateral to which the holders of the senior notes are entitled and unsecured claims with respect to such shortfall.  The majority of bankruptcy courts have found that the bankruptcy code only permits the payment and accrual of post-petition interest, costs and attorney’s fees to a secured creditor during a debtor’s bankruptcy case to the extent the value of its collateral is determined by the bankruptcy court to exceed the aggregate outstanding principal amount of the obligations secured by the collateral.

There is no established trading market for the senior notes, which could make it more difficult for senior noteholders to sell their senior notes and could affect adversely the price of their senior notes.

If the senior notes are traded after their initial issuance, the liquidity of the trading market in the senior notes, and the market price quoted for the senior notes, may be affected adversely by changes in the overall market for high yield securities and by changes in our financial performance or prospects or in the prospects for companies in the telecommunications industry generally.  As a result, a senior noteholder cannot be sure that an active trading market will develop for the senior notes.

The initial purchasers of the outstanding senior notes have informed us that they intend to make a market in the senior notes.  However, the initial purchasers have no obligation to do so, and may discontinue any market-making activities at any time without notice.  We will not list the senior notes on any securities exchange.  We cannot assure senior noteholders of the development of any market or of the liquidity of any market that may develop for the senior notes.

The indenture permits the formation of a holding company that would be permitted to take actions that may not be consistent with the best interests of the senior noteholders.

The indenture governing the senior notes permits the formation of a separate holding company that would be the parent company of Grande Communications Holdings, Inc. and its existing subsidiary and any future subsidiary.  If such a holding company were formed, some of the restrictive covenants contained in the indenture would apply only to Grande Communications Holdings, Inc. and its existing subsidiary and any future subsidiary and not to the holding company.  As a result, the holding company could take actions, such as using cash for purposes unrelated to debt service, which may not be consistent with the best interests of the senior noteholders.

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

We lease our corporate headquarters and network operations center in San Marcos, Texas, which consists of approximately 67,278 square feet of office space, as well as 11 other office sites in Texas, of approximately 184,094 square feet of office space collectively. We primarily lease the real property sites in each of our markets upon which our network equipment is located, including sites for our head-ends where programming is received via satellite, hubs, network equipment and points of presence. We have rights of way, licenses or other access rights to the real property over which our network fiber crosses, generally under our franchise agreements or contractual agreements with third parties. With respect to our long-haul network, we lease the real property sites where our switches, network equipment including collocation facilities and points of presence are situated.

ITEM 3.	LEGAL PROCEEDINGS

We are subject to litigation in the normal course of our business. However, there are no pending proceedings, which are currently anticipated to have a material adverse effect on our business, financial condition or results of operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

In July 2007, we submitted a consent solicitation statement to the holders of the Company’s senior notes.  The consent solicitation requested consent to amend the indenture governing the senior notes to permit the issuance of $25,000,000 of additional senior notes.  The holders of $86,000,000 in aggregate principal amount of the senior notes, which constituted a majority of the outstanding principal balance of the senior notes as of the record date, consented to amend the indenture to allow the Company to complete the issuance.  The holders of $84,000,000 in aggregate principal amount did not respond to the consent solicitation before it terminated.  The Company entered into a Supplemental Indenture to reflect this amendment on July 18, 2007.

The re-election of James M. Mansour, Duncan T. Butler, Jr. and William Laverack, Jr. as Class III directors to serve on the Company’s board of directors for a three-year term expiring in 2010 was submitted to a vote of and approved by the stockholders at the annual meeting of stockholders on December 12, 2007.  The directors whose terms of office as directors continued after the meeting were: Roy H. Chestnutt, Lawrence M. Schmeltekopf, Richard W. Orchard, John C. Hockin and David C. Hull, Jr.  There were no other matters voted upon at the 2007 annual meeting of shareholders.  The following votes were cast at the 2007 annual meeting regarding the election of nominated directors:

Nominee name:	Votes for:	Votes against or withheld:	Abstentions and broker non-votes:

James M. Mansour	371,858,231	—	80,786,620
Duncan T. Butler, Jr.	371,858,231	—	80,786,620
William Laverack, Jr.	371,858,231	—	80,786,620

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range for Common Stock

Our stock is not traded on any stock exchange or quoted on any established trading market. No market makers currently make a market in our stock and we do not plan to engage a market maker. Therefore, there is no established public trading market and no high and low bid information or quotations available. As of December 31, 2007, we had 12,675,940 shares of common stock outstanding held by 193 holders of record.

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

Issuance of Unregistered Securities

During 2007, the Company issued 83,800 shares of common stock in connection with the exercise of options with a weighted average exercise price of $0.05 per share, and grants were awarded for options to purchase 2,948,000 shares of common stock and 2,000,000 shares of Series H preferred stock with an exercise price of $0.05 per share and $0.10 per share, respectively. We relied on the exemption set forth in Section 4(2) of the Securities Act of 1933 in issuing these securities.

In July 2007, we issued an additional $25.0 million of principal amount of our senior notes. We relied upon the exemption set forth in Rule 144A promulgated under the Securities Act of 1933 in issuing these securities. The additional senior notes were purchased by existing noteholders. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Availability of Capital”.

ITEM 6.	SELECTED FINANCIAL DATA

The data set forth below should be read in conjunction with our consolidated financial statements and related notes, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and other financial information appearing elsewhere in this annual report.

	For the Year Ended December 31,
	2003	2004	2005	2006	2007
	(in thousands, except per share data)
Statement of operations data:
Operating revenues	$181,515	$179,045	$194,731	$189,867	$197,146
Operating expenses:
Cost of revenues (excluding depreciation and amortization)	81,900	66,754	72,515	63,931	68,348
Selling, general and administrative	82,050	93,533	95,992	97,826	93,717
Depreciation and amortization	51,990	57,292	59,507	56,037	56,752
Total operating expenses	215,940	217,579	228,014	217,794	218,817
Operating loss	(34,425)	(38,534)	(33,283)	(27,927)	(21,671)
Other income (expense):
Interest income	154	762	709	1,546	1,670
Interest expense, net of capitalized interest	(2,887)	(15,189)	(18,801)	(23,970)	(29,012)
Other income (expense)	—	—	750	—	(472)
Gain (loss) on disposal of assets	(312)	64	431	2,353	76
Loss on extinguishment of debt	—	(2,145)	—	—	—
Goodwill impairment	—	—	(39,576)	(93,639)	—
Total other income (expense)	(3,045)	(16,508)	(56,487)	(113,710)	(27,738)
Loss before income tax expense	(37,470)	(55,042)	(89,770)	(141,637)	(49,409)
Income tax expense	—	—	—	—	(1,123)
Net loss	$(37,470)	$(55,042)	$(89,770)	$(141,637)	$(50,532)
Basic and diluted net loss per share	$(3.20)	$(4.49)	$(7.21)	$(11.30)	$(4.01)

	For the Year Ended December 31,
	2003	2004	2005	2006	2007
	(in thousands)
Other financial data:
Net cash provided by operating activities (1)	$15,939	$9,957	$14,795	$9,687	$11,741
Net cash used in investing activities	(78,453)	(71,161)	(28,389)	(26,387)	(33,589)
Net cash provided by (used in) financing activities(1)	85,102	60,153	(882)	33,929	26,038
Cash and cash equivalents, end of year	42,246	41,195	26,719	43,948	48,138

	December 31,
	2003	2004	2005	2006	2007
Other operating data:
Marketable homes passed (2)	277,399	308,913	331,173	337,025	340,058
Customers	102,740	126,736	136,109	137,542	145,675
Connections(3):
Video	71,855	83,098	89,417	93,778	99,453
Voice	97,288	110,360	114,621	116,229	114,303
HSD and other	38,450	56,184	72,104	85,117	95,125
Total connections	207,593	249,642	276,142	295,124	308,881

	December 31,
	2003	2004	2005	2006	2007
	(in thousands)
Selected balance sheet data:
Current assets	$65,037	$84,866	$47,926	$63,012	$67,798
Property, plant and equipment, net	298,197	303,536	297,183	271,939	249,310
Total assets	516,691	538,516	450,538	345,041	326,243
Current liabilities	35,496	40,734	41,552	42,831	48,048
Capital lease obligations, net of current portion	12,723	13,940	14,365	16,634	13,592
Long term debt, net of current portion	61,860	128,237	129,056	160,797	189,994
Stockholders’ equity	402,170	349,944	260,207	118,960	69,004

(1)
The Company has reclassified the operating and financing portion of the cash flows attributable to negative book cash balances related to our zero-balance accounts for the annual periods ended December 31, 2003 and 2004. In prior periods, these cash flows were reported within the change in accounts payable in cash flows from operating activities, and have been reclassified to cash flows from financing activities. The effect on cash flows from operating activities was $(3.0) million and $0.8 million for the years ended December 31, 2003 and 2004, respectively. This revision did not have any affect on the Company’s cash balances, compliance with debt covenants, working capital, or operations.

(2)
Marketable homes passed are the number of residential and business units, such as single residence homes, apartments and condominium units, passed by our networks, other than those we believe are covered by exclusive arrangements with other providers of competing services.

(3)
Because we deliver multiple services to our customers, we report the total number of connections for video, voice and HSD service in addition to the total number of customers. We count each video, voice and HSD service purchase as a separate connection. For example, a single customer who purchases video, voice and HSD services would count as three connections. We do not record the purchase of long distance telephone service by a local telephone customer or the purchase of digital cable services by an analog cable customer as additional connections. However, we do record each purchase of an additional telephone line by a local telephone customer as an additional connection. More detailed information is discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Marketable Homes Passed, Customers and Connections.”

Non-GAAP Financial Measures

Income before interest income, interest expense, income taxes, depreciation and amortization is commonly referred to in our business as “EBITDA.” EBITDA is not a measure of financial performance under U.S. generally accepted accounting principles. We believe EBITDA is often a useful measure of a company’s operating performance and is a significant basis used by our management to measure the operating performance of our business. Because we have funded and completed the build-out of our networks by raising and expending large amounts of capital, our results of operations reflect significant charges for depreciation, amortization and interest expense. EBITDA, which excludes this information, provides helpful information about the operating performance of our business, apart from the expenses associated with our physical plant or capital structure. EBITDA is frequently used as one of the bases for comparing businesses in our industry, although our measure of Adjusted EBITDA may not be comparable to similarly titled measures of other companies. EBITDA does not purport to represent operating loss or cash flow from operating activities, as those terms are defined under generally accepted accounting principles, and should not be considered as an alternative to those measurements as an indicator of our performance, liquidity or ability to service debt obligations. The Company believes loss on extinguishment of debt, goodwill impairments, non-cash stock-based compensation and other non-cash expense are similar to amortization and interest expense in that it is more useful to report EBITDA net of these amounts to better measure operating performance in comparison to prior periods. However, because of the nature of these charges, the Company is referring to EBITDA, net of loss on early extinguishment of debt, goodwill impairments, non-cash stock-based compensation charges, and other non-cash expense as “Adjusted EBITDA”.

	For the Year Ended December 31,
	2003	2004	2005	2006	2007
	(in thousands)
Reconciliation of EBITDA/Adjusted EBITDA:
Net loss, as reported	$(37,470)	$(55,042)	$(89,770)	$(141,637)	$(50,532)
Add back non-EBITDA/Adjusted EBITDA items included in net loss:
Interest income	(154)	(762)	(709)	(1,546)	(1,670)
Interest expense, net of capitalized interest	2,887	15,189	18,801	23,970	29,012
Income tax expense	—	—	—	—	1,123
Franchise tax expense (benefit)	384	221	125	300	(268)
Depreciation and amortization	51,990	57,292	59,507	56,037	56,752
EBITDA	17,637	16,898	(12,046)	(62,876)	34,417
Stock based compensation expense	—	—	—	377	573
Other expense	—	—	—	—	489
Loss on extinguishment of debt	—	2,145	—	—	—
Goodwill impairment	—	—	39,576	93,639	—
Adjusted EBITDA	$17,637	$19,043	$27,530	$31,140	$35,479

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of our consolidated financial condition and results of operations for the years ended December 31, 2005, 2006, and 2007 and other factors that are expected to affect our prospective financial condition. The following discussion and analysis should be read together with our consolidated financial statements and related notes beginning on page F-1 of this annual report.

Overview

Grande’s primary business is providing a bundled package of cable television (“video”), telephone (“voice”), and broadband Internet (“HSD”) other services to residential and small and medium sized business customers in Texas. We provide these services in seven markets in the state of Texas using local broadband networks that we constructed. We refer to the homes and businesses that our network is capable of providing services to as “marketable homes passed”. As of December 31, 2007, we had the ability to market services to 340,058 distinct homes and businesses over our networks and had 145,675 residential and business customers. Our operating revenues were $189.9 million in 2006 compared to $197.1 million for 2007.

Grande was founded in October 1999 and was funded with $232 million of initial equity capital to pursue a retail strategy of constructing broadband networks in order to offer bundled video, voice and HSD services to customers. Operating revenues from bundled services were $146.1 million in 2006 compared to $155.0 million for 2007.

We believe that an important measure of our growth potential is the number of marketable homes passed by our networks and the marketable homes we are able to pass in the future in the markets in which we currently operate. Marketable homes passed are the number of residential and business units, such as single residential homes, apartments and condominium units, passed by our networks, other than those we believe are covered by exclusive arrangements with other providers of competing services. Since 2001, we have grown our marketable homes passed through the construction of our networks. The expansion of our networks has, in turn, allowed us to pursue a retail strategy of offering bundled video, voice and HSD services to residential and business customers. We have derived an increasing percentage of our revenues from our bundled services and we expect this trend to continue. Because of our local networks and existing fixed infrastructure in the markets in which we currently operate, we believe we can continue to grow our business without incurring the significant capital investment required to launch operations in new markets.

In addition, we have leveraged our retail metro network build-out with the 2003 acquisition of a long haul fiber optic network, primarily located in Texas, to allow us to provide broadband transport services to medium and large enterprises and communications carriers. Operating revenues for broadband transport services were $8.6 million in 2006 compared to $9.4 million for 2007.

In July 2000, when our network construction was still in a very early stage, we acquired Thrifty Call, which had an established telephone and data network that served as the platform for the provisioning of residential voice and HSD services and that still provides wholesale network services to medium and large enterprises and communications carriers in the wholesale market. Operating revenues for network services were $35.2 million in 2006 compared to $32.7 million for 2007.

Our network services are primarily provided using our existing infrastructure and personnel with minimal incremental operating costs and capital expenditures for maintenance. By leveraging our brand, communications infrastructure, voice and data volume, and personnel that predominately support our core retail business and its products, we have gained efficiencies of scale by offering telecommunications and HSD products into wholesale markets.

On January 18, 2008, we issued a press release announcing that our board of directors has authorized the Company to explore all of its strategic alternatives to enhance shareholder value.  The board of directors will work with the Company’s management team and its legal and financial advisors to evaluate the Company’s available alternatives.  We have engaged Waller Capital Partners LLC to assist us in exploring strategic alternatives.  There can be no assurance that the exploration of strategic alternatives will result in the Company adopting or approving any strategic alternative.  We undertake no obligation to make any further announcements regarding the exploration of strategic alternatives unless and until a final decision is made.

We have incurred net losses for the past five years and expect to continue to incur net losses in the future. However, we had positive Adjusted EBITDA during the past five years. See “Non-GAAP Financial Measures” below for a discussion of this non-GAAP measure of our operating performance as well as our use of Adjusted EBITDA.

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

We have also raised net proceeds of approximately $180.1 million of senior secured debt, including premiums and net of discounts and financing costs. During March 2004, we raised net proceeds of approximately $123.8 million in a private placement of 136,000 units, with each unit consisting of a $1,000 principal amount of 14% senior secured note due 2011 (“senior notes”) and a warrant to purchase 100.336 shares of our common stock. The senior notes are governed by the indenture between Grande and U.S. Bank National Association, as Indenture Trustee, dated March 23, 2004 (“Indenture”). We used a portion of the net proceeds from the offering to repay all amounts outstanding under our then-existing senior credit facility, which was terminated upon repayment.

In March 2006, we raised net proceeds of approximately $30.5 million in a private placement of an additional $32.0 million in aggregate principal amount of senior notes. These additional senior notes were issued under the Indenture. We are using the proceeds for capital expenditures and working capital purposes.

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

During 2007, we completed equipment financing of $4.1 million with a term of 24 months, which was utilized for the purchase of network equipment.  The financing is secured by the network equipment purchased with the proceeds of the borrowing and bears interest at an effective annual rate of approximately 15.3% with monthly payments equal to 4.2% multiplied by the total amount borrowed.  This financing is permitted under the Indenture governing the senior notes.

Marketable Homes Passed, Customers and Connections

We report marketable homes passed as the number of residential and business units, such as single family residence homes, apartments and condominium units, passed by our networks other than those we believe are covered by exclusive arrangements with other providers of competing services. As of December 31, 2007, our networks passed 340,058 marketable homes and we had 145,675 residential and business customers.

Because we deliver multiple services to our customers, we report our total number of connections for video, voice, HSD and other services in addition to our total number of customers. We count each video, voice, HSD and other service purchase as a separate connection. For example, a single customer who purchases video, voice, and HSD service would count as three connections. Similarly, a single customer who purchases our HSD service and our voice service would count as two connections. We do not record the purchase of long distance telephone service by a local telephone customer or digital cable services by an analog cable customer as additional connections. However, we do record each purchase of an additional telephone line by a local telephone customer as an additional connection. As of December 31, 2007, we had 308,881 connections.

Competition

The broadband communications industry is highly competitive. We compete primarily on the basis of the price, availability, reliability, variety, quality of our offerings, our people, and on the quality of our customer service. Our ability to compete effectively depends on our ability to maintain high-quality services at prices generally equal to or below those charged by our competitors. Price competition in the retail services and broadband transport services markets generally has been intense and is expected to continue, although cable rates increase annually and AT&T recently raised DSL rates.  The continuing trend toward business combinations and alliances in the telecommunications industry will create significant new competitors. As a result of these business combinations and the introduction of VoIP offerings, we anticipate that the competitive environment will become increasingly intense. In addition to terrestrial competition, we continue to see consumers choose to eliminate a second line, their long distance, and/or their primary landline and use wireless telephone service instead. This dynamic is more prevalent in younger, more transient households such as MDUs in which students or young adults tend to move every twelve to eighteen months. Advances in technology also are leading to changes in video distribution platforms, making downloadable, on-demand video content accessible in both traditional wireline and new wireless mobile viewing devices. These and other developments are requiring traditional communications providers such as us to regularly rethink the model for successfully marketing and providing video, voice and HSD content and services to consumers.

Operating Revenues

We derive our operating revenues primarily from monthly charges for the provision of video, voice, HSD and other services to residential and business customers. In addition, we derive operating revenues by providing broadband transport services to medium and large enterprises and communications carriers as well as providing network services by offering telecommunications and HSD products to medium and large enterprises and communications carriers within wholesale markets. These services are a single business provided over a unified network. However, since our different products and services generally involve different types of charges and in some cases different billing methods, we have presented information on our revenues from each major product line.

Bundled services revenues—video, voice, HSD and other. We typically provide video, voice, HSD and other services on a bundled basis for fixed monthly fees billed in advance, with the amount of the monthly fee varying significantly depending upon the particular bundle of services provided. We also charge usage-based fees for additional services, such as pay-per-view movies that involve a charge for each viewing and long-distance services that involve charges by the number of minutes of use. We generally bill for these usage-based services monthly in arrears. We also generate revenues from one-time charges for the installation of premises equipment. Most of our bundled offerings include fees for equipment rental, although in some instances we sell modems to customers. Revenue generated from equipment sales is an insignificant portion of our total revenues. We also charge monthly or one-time fees for additional services, including advertising. We collect from our cable customers and include in our gross revenues the fees payable to cable franchise authorities, which are usually approximately 5% of our revenues from cable subscriptions. We began offering security services as part of our bundle in June 2004. We discontinued actively marketing our security services in 2006. However, we continue to provide service to our existing customer base. The security revenue is included in HSD and other.

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

Our cost of revenues include the following:

•
Video costs. Programming costs historically have been the largest portion of the cost of providing our video services and we expect this trend to continue. We have entered into contracts for cable programming through the National Cable Television Cooperative and directly with programming providers to provide programming to be aired on our networks. We pay a monthly fee for these programming services based on the average number of subscribers to the program, although some fees are adjusted based on the total number of subscribers to the system or the system penetration percentage. Since programming cost is based on numbers of subscribers, it will increase as we add more subscribers. It will also increase to the extent costs per channel increase over time, and may change depending upon the mix of channels we offer in each market from time to time. Our cable costs also include retransmission fees for local programming and fees payable to cable franchise authorities, which are usually approximately 5% of our revenues from cable subscriptions.

•
Voice costs. Our cost of revenues associated with delivering voice services to residential and business customers consist primarily of transport costs, which are comprised mostly of amounts needed for the operation, monitoring and maintenance of our networks, and also include access and other fees that we pay to other carriers to carry calls outside of our networks. Transport costs are largely fixed so long as we do not need to procure additional equipment or lease additional capacity. Transport costs are expected to increase when new network facilities need to be obtained. The access fees are generally usage-based and, therefore, variable.

•
HSD and other costs. Our cost of revenues associated with delivering HSD and other services to residential and business customers consists primarily of transport costs and fees associated with peering arrangements we have with other carriers. Transport costs and peering fees for this service are largely fixed as long as we do not need to procure additional equipment or lease additional capacity, but transport costs and peering fees may increase when new facilities for connecting to the Internet need to be obtained. Our security-related costs are primarily related to system monitoring with a third-party provider.

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

Depreciation and amortization

Depreciation and amortization expenses include depreciation of our broadband networks and equipment and other intangible assets.

Operating Data —Bundled Services

	Quarter Ended
	December 31, 2006	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007
Operating Data:
Marketable homes passed	337,025	338,852	340,000	339,678	340,058
Customers	137,542	139,226	139,558	144,889	145,675
Number of connections:
Video	93,778	95,585	96,582	98,047	99,453
Voice	116,229	116,679	116,204	114,670	114,303
HSD and other	85,117	88,526	90,731	93,353	95,125
Total connections	295,124	300,790	303,517	306,070	308,881
Average monthly revenue per:
Customer – bundled services	$89.00	$91.07	$92.80	$91.12	$90.64
Video connection	52.40	54.56	55.98	54.80	55.78
Voice connection	40.18	40.04	40.48	40.88	40.34
HSD and other connection	31.90	31.95	31.73	31.58	32.27

Results of Operations

The following table sets forth financial data as a percentage of operating revenues.

	Years ended December 31,
	2005	2006	2007
Consolidated Financial Data:
Operating revenues:
Video	26%	30%	32%
Voice	30	30	28
HSD and other	14	16	18
Bundled services	70	76	78
Broadband transport services	4	5	5
Network services	26	19	17
Total operating revenues	100	100	100
Operating expenses:
Cost of revenues (excluding depreciation and amortization)	37	34	35
Selling, general and administrative	49	52	47
Depreciation and amortization	31	30	29
Total operating expenses	117	116	111
Operating loss	(17)	(16)	(11)
Other income (expense):
Interest income	—	1	1
Interest expense, net of capitalized interest	(10)	(13)	(15)
Other income (expense)	—	—	—
Gain on disposal of assets	—	1	—
Goodwill impairment	(20)	(49)	—
Total other income (expense)	(30)	(60)	(14)
Loss before income tax expense	(47)	(76)	(25)
Income tax expense	—	—	(1)
Net loss	(47)%	(76)%	(26)%

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Operating Revenues. Our operating revenues for 2006 and 2007 were $189.9 million and $197.1 million, respectively, an increase of $7.2 million, or 4%.  This increase was driven primarily by a $8.9 million and $0.9 million increase in bundled services revenues and broadband transport services revenues, respectively, partially offset by a $2.5 million decrease in revenues from network services.

Operating revenues for our bundled services for 2006 and 2007 were $146.1 million and $155.0 million, respectively, an increase of $8.9 million, or 6%. The increased revenues from bundled services were primarily due to a 5% growth in the number of connections, from 295,124 as of December 31, 2006 to 308,881 as of December 31, 2007, and, to a lesser extent, from the cable rate increases described below. The additional connections and revenues resulted primarily from the continued increase in penetration of existing marketable homes, the growth of our commercial business revenue, and to a lesser extent, sales to new marketable homes built during 2007.

Operating revenues for our video services for 2006 and 2007 were $57.4 million and $64.2 million, respectively, an increase of $6.8 million, or 12%. Approximately 59% of the $6.8 million increase was due to our annual cable rate increase that occurred in January 2007, with the remainder due to increased connections and an increased number of customers adding premium services and advanced services, such as HD and DVR.

Operating revenues for our voice services for 2006 and 2007 were $57.6 million and $56.1 million, respectively, a decrease of $1.5 million, or 3%, due to a 2% decrease in average monthly revenue per telephone connection during 2007 compared to 2006 coupled with a 2% decrease in the number of connections during 2007 compared to 2006. Telephone connections decreased due to competitive pressures and changing consumer preferences, as more customers choose to adopt VoIP products or use their wireless phones as their primary phone line.

Operating revenues for our HSD and other services for 2006 and 2007 were $31.1 million and $34.7 million, respectively, an increase of $3.6 million, or 12%, primarily due to a 12% increase in connections related to residential high speed service and business Ethernet service.

Operating revenues for our broadband transport services for 2006 and 2007 were $8.6 million and $9.4 million, respectively, an increase of $0.8 million, or 9% as a result of an increase in construction as well as moderate customer growth.

Operating revenues for our network services for 2006 and 2007 were $35.2 million and $32.7 million, respectively, a decrease of $2.5 million, or 7%. This decrease consisted of a $1.3 million decrease in revenues from data services as the result of a $0.9 million decrease in reciprocal compensation revenue partially due to a regulatory mandated reduction in such compensation as well as a decrease in volume from customers.  In addition, there was a $0.8 million and $0.6 million decrease in revenues from national directory assistance service and carrier switched services, respectively, due to decreases in customer volume.

Cost of Revenues. Our cost of revenues for 2006 and 2007 were $63.9 million and $68.3 million, respectively, an increase of $4.4 million, or 7%. Cost of revenues as a percentage of revenues increased from 34% of revenues in 2006 to 35% of revenues in 2007. The increase in our cost of revenues was primarily due to an increase in bundled services video costs of approximately $5.8 million and an increase of $0.1 million in wholesale and bundled services voice and HSD costs that was partially offset by a $1.4 million decrease in other wholesale services costs.

Selling, General and Administrative Expense. Our selling, general and administrative expense for 2006 and 2007 was $97.8 million and $93.7 million, respectively, a decrease of $4.1 million, or 4%. Selling, general and administrative expense decreased as a percentage of revenues from 52% to 47%. Decreases in property tax, a 2006 nonrecurring early termination expense related to a property lease, reductions in contract labor charges as sales and customer service positions were brought in-house, as well as decreases in legal fees, provision for doubtful accounts, employee relocation, utilities and other administrative expenses totaled approximately $6.4 million, but such decreases were partially offset by increases related to compensation and employee benefits primarily related to the new sales and customer service positions described above, stock based compensation, and other miscellaneous expenses that totaled approximately $2.3 million. We expect our selling, general and administrative expense to continue to decrease in 2008 as we continue to focus on cost reductions and gain efficiencies.

Depreciation and Amortization Expense. Our depreciation and amortization expense for 2006 and 2007 was $56.0 million and $56.8 million, respectively, an increase of $0.7 million, or 1%. The increase in depreciation expense was primarily related to property, plant and equipment additions during the year ended December 31, 2007, primarily for customer premise equipment, network construction and capitalized labor expenses. During both 2006 and 2007, we received sales tax refunds as a result of a review of vendor invoices in the years 2004 and 2005.  Because a portion of the sales taxes associated with those invoices were capitalized as property and equipment and were partially depreciated, $0.9 million and $0.7 million of the refund was applied as a reduction of depreciation expense during 2006 and 2007, respectively. The increases in depreciation expense were partially offset by a decrease in depreciation expense related to sales and dispositions as well as certain assets that became fully depreciated during the year ended December 31, 2007.

Interest Expense. For 2006 and 2007, our interest expense, which includes interest incurred net of capitalized interest, was $24.0 million and $29.0 million, respectively. Our interest expense increased primarily due to the private placement of an additional $25.0 million of senior notes in the third quarter of 2007. For 2006 and 2007, we had capitalized interest of $2.2 million and $0.6 million, respectively, a decrease of $1.6 million, or 73%.

Gain on Disposal of Assets. Our gain on disposal of assets for 2006 and 2007 was $2.4 million and $0.1 million, respectively, a decrease of $2.3 million. The 2006 net gain was primarily due to the sale of certain off-net MDU assets during the first half of 2006 for net proceeds of $2.5 million. These assets were non-strategic in nature and were originally acquired in our October 2003 acquisition of Advantex. The net gain recognized during 2007 related primarily to amortization of deferred gains related to the sale and leaseback of Company land and buildings and customer premise equipment of approximately $0.4 million partially offset by the net loss on sale or disposal of certain communications plant, vehicles, network and other equipment.

Goodwill impairment. We performed our annual process to test the carrying value of goodwill as of October 1, 2005 and 2006 on our wholesale and retail reporting units, as determined in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142—Goodwill and Other Intangible Assets (“SFAS 142”). In 2006, the goodwill impairment test resulted in an impairment of $93.6 million, the entire amount of goodwill associated with the retail reporting unit. The retail reporting unit primarily included the assets, including a portion of the goodwill from the Thrifty Call acquisition and all of the goodwill associated with the ClearSource merger, liabilities and cash flows from bundled services and our broadband transport services. During 2006, management set projections in line with the current competitive environment and our liquidity position resulting in a downward revision to the future cash flow projections and a lower fair value of the retail reporting unit.

Income tax Expense.  For the year ended December 31, 2007, our income tax expense was $1.1 million.  Effective January 1, 2007, the state of Texas changed its method of taxation from a franchise tax, which was based on taxable capital, to a tax based on gross margin.  This change resulted in a different financial statement presentation of the tax to the state of Texas.  Prior to January 1, 2007, the Texas franchise tax expense was included as a component of selling, general and administrative expense in the accompanying condensed consolidated statements of operations.  The gross margin tax is presented as income tax expense during the year ended December 31, 2007.

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

Operating revenues for our video services for 2005 and 2006 were $50.1 million and $57.4 million, respectively, an increase of $7.3 million, or 15%. Approximately 34% of the $7.3 million increase was due to our annual cable rate increase that occurred in January 2006, with the remainder due to increased connections and an increased number of customers adding premium services and advanced services, such as HD and DVR.

Operating revenues for our voice services for 2005 and 2006 were $58.7 million and $57.6 million, respectively, a decrease of $1.1 million, or 2%, due to a 6% decrease in average monthly revenue per unit, offset by a 1% growth in telephone connections. Approximately 41% of the decrease in average monthly revenue per unit was due to a regulatory mandated reduction in meet point billing access rates.

Operating revenues for our HSD and other services for 2005 and 2006 were $26.6 million and $31.1 million, respectively, an increase of $4.5 million, or 17%, primarily as a result of growth in broadband connections which increased approximately 18% in 2006 over 2005.

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

Operating revenues for our network services for 2005 and 2006 were $50.8 million and $35.2 million, respectively, a decrease of $15.6 million, or 31%. This decrease was driven by three factors. First, we experienced a decrease in domestic carrier switched services revenue, which fell by $9.6 million, as a result of a decrease in volume. Second, our decision to de-emphasize our international carrier switched services business, which historically was marginally profitable, resulted in a decrease of $3.9 million. Finally, reciprocal compensation revenue decreased by $2.0 million from 2005 to 2006 due to a regulatory mandated reduction.

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

Selling, General and Administrative Expense. Our selling, general and administrative expense for 2005 and 2006 was $96.0 million and $97.8 million, respectively, an increase of $1.8 million, or 2%. The increase was primarily due to the cost of growing the bundled services business, increased focus on customer service, and management changes that occurred during 2006. As the bundled service business grew, we increased our expenditures on sales and marketing, installing new customers, and billing. We also increased our investment in our call centers in order to improve the customer experience and drive sales from this sales channel. Finally, we integrated new individuals into our senior management team who replaced former members of the team. Selling, general and administrative expense increased as a percentage of revenues from 49% to 52% primarily due to the 31% decrease in network service revenue relative to the fixed cost components included in selling, general and administrative expense as well as the growth in selling, general and administrative costs described above.

Depreciation and Amortization Expense. Our depreciation and amortization expense for 2005 and 2006 was $59.5 million and $56.0 million, respectively, a decrease of $3.5 million, or 6%. The decrease was primarily due to certain intangible assets becoming fully amortized during 2005, a $1.8 million impairment recorded in the fourth quarter of 2005 on the franchise agreement intangible asset as a result of the SICFA approval, which eliminated the need for individual city franchise agreements, and a $0.9 million reduction in depreciation in the third quarter of 2006 relating to a sales tax refund. We received a refund in the amount of $2.0 million and incurred professional fees, interest and use tax of $1.1 million as a result of the conclusion of a sales tax audit and review of vendor invoices for the years 2000 through 2003. Because the sales taxes associated with those invoices were capitalized as property and equipment and were fully depreciated, the net refund of $0.9 million was applied as a reduction of depreciation expense.

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

Goodwill impairment. We performed our annual process to test the carrying value of goodwill as of October 1, 2005 and 2006 on our wholesale and retail reporting units, as determined in accordance with SFAS 142. For the 2005 annual impairment test, we determined the fair values of our reporting units based on a combination of (i) estimated discounted future cash flow projections, as well as assumptions of terminal value and (ii) market multiples for comparable companies. During the 2006 annual impairment test, we engaged a third-party appraisal firm to assist us in the determination of the fair value of the reporting units, based in part by estimates developed by management based on a combination of (i) estimated discounted future cash flow projections, as well as assumptions of terminal value and (ii) market multiples for comparable companies.

In 2005, the goodwill impairment test resulted in an impairment of $39.6 million, the entire amount of goodwill associated with the wholesale reporting unit. The wholesale reporting unit includes the assets, including a portion of the goodwill associated with the Thrifty Call acquisition, liabilities, and cash flows from network services. During the last half of 2005, we revised projections downward for our network services line of service based on our revised business strategy, trends in the industry and management’s analysis of the competitive environment, which negatively impacted the wholesale reporting unit’s future cash flow projections.

 In 2006, the goodwill impairment test resulted in an impairment of $93.6 million, the entire amount of goodwill associated with the retail reporting unit. We also used a third-party appraisal firm to assist us in the determination of the value of the significant tangible and intangible long-lived assets of the reporting unit as part of this impairment calculation. The retail reporting unit primarily included the assets, including a portion of the goodwill from the Thrifty Call acquisition and all of the goodwill associated with the ClearSource merger, liabilities and cash flows from bundled services and our broadband transport services. During 2006, management set projections in line with the current competitive environment and our liquidity position resulting in a downward revision to the future cash flow projections and a lower fair value of the retail reporting unit.

Non-GAAP Financial Measures

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

In the fourth quarter of 2005 and 2006, we recognized a goodwill impairment of $39.6 million and $93.6 million, respectively, associated with the results of our annual impairment test. In the first quarter of 2006, Grande began recognizing compensation expense for stock-based compensation in accordance with SFAS No. 123(R), Share-Based Payment (“SFAS 123(R)”), which is a non-cash item. The Company believes goodwill impairments, non-cash stock-based compensation, and other non-cash expense are similar to amortization and interest expense, in that it is more useful to report EBITDA net of these amounts to better measure operating performance in comparison to prior periods. However, because of the nature of these charges, the Company is referring to EBITDA, net of goodwill impairments, non-cash stock-based compensation charges, and other non-cash expense as “Adjusted EBITDA”.

Adjusted EBITDA was $31.1 million and $35.5 million during the years ended December 31, 2006 and 2007, respectively, an increase of $4.4 million, or 14%. The increase was primarily due to a $7.3 million increase in revenues as well as a $3.8 million decrease in selling, general and administrative expenses, excluding stock-based compensation and franchise tax expense, partially offset by a $4.4 million increase in costs of revenues and a $2.3 million decrease in net gain on sale of assets.

Adjusted EBITDA was $27.5 million and $31.1 million during the years ended December 31, 2005 and 2006, respectively, an increase of $3.6 million, or 13%. The increase was primarily due to a $8.6 million decrease in costs of revenues as well as a $1.9 million increase in net gain on sale of assets, partially offset by a $5.6 million decrease in revenues and other income and a $1.3 million increase in selling, general and administrative expenses, excluding stock-based compensation and franchise tax expense.

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

The reconciliation of EBITDA/Adjusted EBITDA to net income is as follows:

	Year Ended December 31,
	2005	2006	2007
	(in thousands)
Net loss, as reported	$(89,770)	$(141,637)	$(50,532)
Add back non-EBITDA/Adjusted EBITDA items included in net loss:
Interest income	(709)	(1,546)	(1,670)
Interest expense, net of capitalized interest	18,801	23,970	29,012
Income tax expense	—	—	1,123
Franchise tax expense	125	300	(268)
Depreciation and amortization	59,507	56,037	56,752
EBITDA	(12,046)	(62,876)	34,417
Stock-based compensation expense	—	377	573
Other expense	—	—	489
Goodwill impairment	39,576	93,639	—
Adjusted EBITDA(1)	$27,530	$31,140	$35,479
____________________________
(1)	Adjusted EBITDA includes gain on sale of assets of $0.4 million in 2005, $2.4 million in 2006 and $0.1 million in 2007.

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

We have also raised net proceeds of approximately $180.1 million from the sale of our senior notes including premiums and net of discounts and financing costs. In March 2004, we issued $136.0 million principal amount at maturity of senior notes with net proceeds of approximately $123.8 million and in March 2006, we raised net proceeds of approximately $30.5 million in a private placement of an additional $32 million in aggregate principal amount of senior notes. Interest on the senior notes is payable semi-annually each April 1 and October 1. We used a portion of the net proceeds from the issuance of the senior notes in 2004 to repay all amounts outstanding under our then-existing senior credit facility. We used the net proceeds from the sale of the additional senior notes in March 2006 for capital expenditures and working capital purposes.

In March 2006, we raised net proceeds of approximately $30.5 million in a private placement of an additional $32.0 million in aggregate principal amount of senior notes. These additional senior notes were issued under the Indenture. We used the net proceeds for capital expenditures and working capital purposes.

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

During 2007, we completed equipment financing of $4.1 million with a term of 24 months, which was utilized for the purchase of network equipment.  The financing is secured by the network equipment purchased with the proceeds of the borrowing and bears interest at an effective annual rate of approximately 15.3% with monthly payments equal to 4.2% multiplied by the total amount borrowed.  This financing is permitted under the Indenture governing the senior notes.

As of December 31, 2007, we had total cash and cash equivalents of $48.1 million and $203.6 million of long-term debt and capital lease obligations outstanding, net of current portion, and net of discounts and premiums of $5.0 million.

As of December 31, 2007, we had net working capital of $19.8 million, compared to net working capital of $20.2 million as of December 31, 2006.  The $0.4 million decrease in working capital resulted primarily from a $5.2 million increase in current liabilities as a result of a $3.5 million increase in accrued payables and accrued expenses as well as a $1.6 million increase in the current portion of long-term debt related to the network equipment purchases financed during 2007.  The $5.2 million increase in current liabilities was partially offset by a $4.8 million increase in current assets primarily related to the $4.2 million increase in cash.

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

We may need additional financing to fund our operations or to undertake initiatives not contemplated by our business plan or obtain additional cushion against possible shortfalls. We also may pursue additional financing as opportunities arise. Future financings may include a range of different sizes or types of financing, including the sale of additional debt or equity securities. However, we may not be able to raise additional funds on favorable terms or at all. Our ability to obtain additional financing depends on several factors, including future market conditions; our success or lack of success in penetrating our markets and growing our overall income; our future creditworthiness; and restrictions contained in agreements with our investors or lenders, including the restrictions contained in the Indenture. These financings could increase our level of indebtedness or result in dilution to our equity holders. Additionally, we can call our existing senior notes beginning in April 2008, giving us the near term ability to refinance our bonds in the event better pricing and terms were available to us in the market.

Cash Flows from Operating Activities

Net cash provided by operations totaled $14.8 million, $9.7 million and $11.7 million for 2005, 2006 and 2007, respectively. The net cash flow activity related to operations consists primarily of our operating results adjusted by changes in operating assets and liabilities and non-cash transactions including:

•	depreciation, amortization and accretion expense;

•	non-cash compensation expense;

•	non-cash interest expense;

•	provision for bad debt;

•	goodwill impairments; and

•	gain on sale of assets.

Depreciation and amortization for 2005, 2006 and 2007 was $59.5 million, $56.0 million and $56.8 million, respectively. Goodwill impairment for 2005 and 2006 was $39.6 million and $93.6 million, respectively. There were no goodwill impairments in 2007.  Other non-cash charges for 2005, 2006 and 2007 were $6.7 million, $3.6 million and $6.1 million, respectively.

As of December 31, 2007, we had a $6.8 million balance in accrued interest payable related to interest due on our senior notes, which will be paid on April 1, 2008.

Cash Flows from Investing Activities

Our net cash used in investing activities for 2005, 2006 and 2007 was $28.4 million, $26.4 million and $33.6 million, respectively. During 2005, these net cash outflows were primarily due to the build-out of our network. Cash flows used in investing activities in 2006 consisted primarily of $30.9 million in property, plant and equipment purchases, partially offset by $4.2 million proceeds on sales tax refunds and asset sales. During 2007, cash flows used in investing activities consisted primarily of $35.3 million in property, plant and equipment purchases, partially offset by $1.8 million proceeds on sales tax refunds and asset sales.

Cash Flows from Financing Activities

Our net cash provided by (used in) financing activities for 2005, 2006 and 2007 was $(0.9) million, $33.9 million and $26.0 million, respectively. Cash flows from financing activities in 2006 consisted primarily of the net proceeds from the private placement of an additional $32 million in aggregate principal amount of senior notes and net proceeds of $7.4 million primarily related to the sales leaseback arrangement for customer premise equipment partially offset by $3.2 million payments on long-term debt. During 2007, cash flows from financing activities consisted primarily of the net proceeds from borrowings of $30.1 million related to a private placement of $25 million in aggregate principal amount of senior notes and a loan obligation used to finance equipment purchases, offset by $4.3 million payments on long-term debt.

Capital Expenditures

We had capital expenditures of approximately $48.2 million, $30.9 million and $35.3 million, including capitalized interest, in 2005, 2006 and 2007, respectively. These capital expenditures relate to: network construction; initial installation costs; the purchase of customer premise equipment, such as cable set-top boxes and cable modems; corporate and network equipment, such as switching and transport equipment; and billing and information systems. The increase in capital expenditures during 2007 was primarily due to capital equipment purchases related to our long haul fiber optic network upgrade. The Indenture prohibits us from making capital expenditures when the aggregate amount of cash and cash equivalents held by us (after giving effect to such planned capital expenditure) would be less than $20 million.

During the year ending December 31, 2008, the Company intends to manage its capital expenditures in accordance with the covenant set forth in the Indenture to ensure that cash is not less than $20 million.

Contractual Obligations and Commercial Commitments

We are obligated to make payments under a variety of contracts and other commercial arrangements, including the following:

Long-term Debt and Equipment Financing. In March 2004, the Company completed a private placement offering for 136,000 units, with each unit consisting of (1) $1,000 of senior notes and (2) a warrant to purchase 100.336 shares of common stock. The senior notes mature on April 1, 2011 and accrue interest at the rate of 14% per annum with the interest payable semi-annually in cash in arrears on April 1 and October 1.  In March 2006, we raised net proceeds of approximately $30.5 million in a private placement of an additional $32.0 million in aggregate principal amount of senior notes. These additional senior notes were issued under the Indenture and are part of the same series of senior notes as those issued in March 2004.

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

The senior notes and the Subsidiary Guarantor’s guarantees thereof are secured by a first priority perfected security interest, subject to certain permitted encumbrances, in substantially all of our subsidiary’s property and assets, including substantially all of its property, plant and equipment.

The senior notes may be redeemed, at our election, as a whole or from time to time in part, at any time after April 1, 2008, upon not less than 10 nor more than 60 days’ notice to each holder of senior notes to be redeemed, subject to the conditions and at the redemption prices (expressed as percentages of principal amount) set forth below, together with accrued and unpaid interest and Liquidating Damages (as defined in the Indenture), if any, to the applicable redemption date.

Year	Percentage
2008	107.00%
2009	103.50%
2010 and thereafter	100.00%

If we experience specific kinds of change of control events, each holder of senior notes may require us to repurchase all or any portion of such holder’s senior notes at a purchase price equal to 101% of the principal amount of the senior notes, plus accrued and unpaid interest to the date of repurchase.

The Indenture contains covenants that, among other things, limit our ability to:

•	incur additional indebtedness, issue disqualified capital stock (as defined in the Indenture) and, in the case of our restricted subsidiaries, issue preferred stock;

•	create liens on our assets;

•	pay dividends on, redeem or repurchase our capital stock or make other restricted payments;

•	make investments in other companies;

•	enter into transactions with affiliates;

•	enter into sale and leaseback transactions;

•	sell or make dispositions of assets;

•	place restrictions on the ability of our restricted subsidiaries to pay dividends or make other payments to us; and

•	engage in certain business activities.

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

During 2007, we completed equipment financing of $4.1 million with a term of 24 months, which was utilized for the purchase of network equipment.  The financing is secured by the network equipment purchased with the proceeds of the borrowing and bears interest at an effective annual rate of approximately 15.3% with monthly payments equal to 4.2% multiplied by the total amount borrowed.  This financing is permitted under the Indenture governing the senior notes.

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

Purchase Commitments: During January 2005, we entered into a minimum purchase agreement with a vendor for the purchase of $5.6 million of fiber optic equipment and installation and maintenance services through January 2008. During March 2008, we entered into Amendment No. 1 to the minimum purchase agreement extending the term of the purchase commitment through December 31, 2008. If we do not make the minimum purchases through the expiration or termination of this agreement, we will be required to pay a fee of 30% of the remaining unfulfilled amount. Purchases under this agreement were $1.0 million and $0.5 million during the years ended December 31, 2006 and 2007, respectively.

The following table represents the contractual obligations described above as of December 31, 2007:

	Payments Due by Period
	2008	2009	2010	2011	2012	2013 & Beyond	Total
	(In thousands)

Long-term debt and related interest obligations	$29,075	$29,152	$27,024	$206,510	$—	$—	$291,761
Capital lease obligations	5,061	2,574	1,810	1,697	1,697	17,976	30,815
Operating lease obligations	3,888	3,339	2,259	1,926	1,900	8,630	21,942
Maintenance obligations	1,053	1,054	1,035	1,035	1,035	8,210	13,422
Purchase obligations	2,429	—	—	—	—	—	2,429
Total	$41,506	$36,119	$32,128	$211,168	$4,632	$34,816	$360,369

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

Revenue Recognition

Revenue from residential and small and medium sized business customers is principally derived from bundled packages of video, voice, HSD and other services.  Bundled services revenue consists of fixed monthly fees and usage based fees for long distance service and is recorded as revenue in the period the service is provided.  Our revenues are recognized when services are provided, regardless of the period in which they are billed.  Amounts billed in advance are reflected in the balance sheet as deferred revenue and are deferred until the service is provided.  Installation revenues obtained from bundled service connections are recognized in accordance with SFAS No. 51, Financial Reporting by Television Cable Companies, as the connections are completed since installation revenues recognized are less than the related direct selling costs.  Installation costs are included in property, plant, and equipment and depreciated over the estimated life of communications plant.  Local governmental authorities impose franchise fees on the majority of our franchises of up to a federally mandated maximum of 5% of annual gross revenues derived from the operation of the cable television system to provide cable television services, as provided in the franchise agreements. Such fees are collected on a monthly basis from our customers and periodically remitted to local franchise authorities. Franchise fees collected and paid of approximately $2.2 million, $2.5 million, and $2.9 million during the years ended December 31, 2005, 2006, and 2007, respectively, are reported as revenues and cost of revenues, respectively. The Federal Communications Commissions imposes a tax on long distance calls to fund telephone service for the poor, and to support telecommunications services for libraries, schools, and rural health care providers.  Such taxes are collected on a monthly basis from our customers and periodically remitted to the Universal Service Fund (“USF”).  Sales and other taxes imposed by governmental authorities are also collected on a monthly basis from our customers and periodically remitted to governmental authorities. Revenue is presented net of the applicable USF, sales and other taxes.

Revenue from broadband transport services is principally derived from providing medium and large enterprises and communication carriers with access to our metro area networks and point-to-point circuits on our long-haul fiber optic network.  Revenue from network services is principally derived from switched carrier services and managed modem services.  Broadband transport and network services revenue consists of fixed monthly fees and usage based fees and is recorded as revenue in the period the service is provided.  Amounts billed in advance are reflected in the balance sheet as deferred revenue and are deferred until the service is provided.  Revenue also includes upfront non-recurring fees for construction, installation and configuration services that are deferred and recognized over the related service contract period.

In instances where multiple deliverables are sold contemporaneously to the same counterparty, we follow the guidance in EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, and SEC Staff Accounting Bulletin No. 104, Revenue Recognition. Specifically, if the Company enters into sales contracts for the sale of multiple products or services, then the Company evaluates whether it has objective fair value evidence for each deliverable in the transaction. If the Company has objective fair value evidence for each deliverable of the transaction, then it accounts for each deliverable in the transaction separately, based on the revenue recognition policies outlined above. The residual method is used when no fair value is available for the deliverable. For example, this would occur when the Company enters into an agreement for service that includes the Company providing equipment in connection with the service and the subscriber paying an installation fee as well as monthly charges. Because the Company is providing both a product and a service, revenue is allocated to the product and monthly subscription service based on relative fair value and revenue is allocated to installation services using the residual method. To date, product revenues have not been significant.

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

Judgment is required to determine the extent to which indirect costs, or overhead, are incurred as a result of specific capital activities, and therefore should be capitalized. We allocate overhead based upon the portion of indirect costs that contribute to capitalizable activities using an overhead rate, based on an actual rate, applied to the amount of direct labor capitalized based upon our analysis of the nature of costs incurred in support of capitalizable activities. The primary costs that are included in the determination of overhead rates are (i) employee benefits and payroll taxes associated with capitalized direct labor, (ii) direct variable costs associated with capitalizable activities, consisting primarily of installation and construction vehicle operating costs, (iii) the cost of support personnel, such as personnel who directly assist with capitalizable installation activities, and (iv) indirect costs directly attributable to capitalizable activities. For 2005, 2006 and 2007, $10.6 million, $8.3 million and $8.5 million of labor and overhead costs were capitalized, respectively. Capitalized costs are depreciated along with the physical assets to which they relate, which have lives of three to ten years depending on the type of asset.

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

Allowance for Doubtful Accounts

Accounts receivable are recorded at their net realizable values. The Company uses estimates to determine the allowance for doubtful accounts and records an accounts receivable reserve for known collectibility issues, as such issues relate to specific transactions or customer balances. These estimates are based on historical collection experience, current trends, credit policy and a percentage of the Company’s customer accounts receivable. In determining these percentages, the Company looks at historical write-offs of the receivables. The Company writes off accounts receivable when it becomes apparent based upon age or customer circumstances that such amounts will not be collected.

Stock Based Compensation

Prior to the adoption of SFAS 123(R), on January 1, 2006 we measured compensation costs for options issued or modified under our stock-based compensation plans using the intrinsic-value method of accounting. Under the intrinsic-value method, we recorded deferred compensation expense for stock options awarded to employees and directors to the extent that the option exercise price was less than the fair market value of common stock on the date of grant.

On January 1, 2006 we adopted the fair value recognition provisions of SFAS 123(R). We apply the provisions of SFAS 123(R) to new stock option grants and to stock option grants that are modified, repurchased or cancelled subsequent to January 1, 2006 using the prospective method of transition. Compensation expense calculated under SFAS 123(R) is amortized to compensation expense on a straight-line basis over the vesting period of the underlying stock option grants. We will continue to apply the intrinsic-value method to determine compensation expense for stock options granted prior to the adoption of SFAS 123(R).

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

Recent Accounting Pronouncements

Business Combinations

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 (Revised 2007), Business Combinations (“SFAS 141(R)”). SFAS 141(R) will significantly change the accounting for business combinations. Under SFAS 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS 141(R) will change the accounting treatment for certain specific acquisition related items including: (1) expensing acquisition related costs as incurred; (2) valuing noncontrolling interests at fair value at the acquisition date; and (3) expensing restructuring costs associated with an acquired business. SFAS 141(R) also includes a substantial number of new disclosure requirements. SFAS 141(R) is to be applied prospectively to business combinations for which the acquisition date is on or after January 1, 2009. We expect SFAS 141(R) will have an impact on our accounting for future business combinations once adopted but the effect is dependent upon the acquisitions that are made in the future.

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in applying generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies whenever an entity is measuring fair value under other accounting pronouncements that require or permit fair value measurement. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, however the FASB provided a one year deferral for implementation of the standard for non-financial assets and liabilities. We do not expect the adoption of SFAS 157 to have a material impact on our consolidated financial statements.

In February 2006, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. SFAS 159 was effective for us on January 1, 2008. We did not apply the fair value option therefore; SFAS 159 did not have an impact on our consolidated financial statements.

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

Item 8 is incorporated by reference to pages F-1 through F-22 herein.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer, who is our principal executive officer, and our Chief Financial Officer, who is our principal financial officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e), as applicable, under the Securities Exchange Act of 1934) as of December 31, 2007. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to Grande, including its consolidated subsidiary, required to be included in this report and the other reports that we file or submit under the Securities Exchange Act of 1934.

During 2007, there was no change in our internal controls over financial reporting that has materially affected, or is likely to materially affect, our internal controls over financial reporting.

In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based upon the above evaluation, we believe that our controls provide such reasonable assurances.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The following table sets forth the name and age of each director, indicating all positions and offices with our Company currently held by the director as well as the term of office for each director (1):

Name	Age	Year Joined Board	Class	Position
Roy H. Chestnutt	48	2006	I (8)	President, Chief Executive Officer and Chairman of the board of directors
Lawrence M. Schmeltekopf (4)(6)(7)	44	2006	I (8)	Member, board of directors
Richard W. Orchard (2)(5)	54	2006	I (8)	Member, board of directors
John C. Hockin	37	2002	II (9)	Member, board of directors
David C. Hull, Jr. (2)(3)(5)(6)	63	2000	II (9)	Member, board of directors
Duncan T. Butler, Jr. (3)(4)	45	2000	III (10)	Member, board of directors
William Laverack, Jr. (3)(4)(5)	51	2001	III (10)	Member, board of directors
____________________________
(1)	James M. Mansour served as Chairman of the board of directors from January 2005 until his resignation in January 2008.

(2)	Member of the audit committee.

(3)	Member of the compensation committee.

(4)	Member of the finance committee.

(5)	Member of the nominating committee.

(6)	Audit committee financial expert.

(7)	Chairman of the audit committee.

(8)	Term expires at 2008 shareholders’ meeting.

(9)	Term expires at 2009 shareholders’ meeting.

(10)	Term expires at 2010 shareholders’ meeting.

Set forth below are descriptions of the backgrounds of each of our directors.

Roy H. Chestnutt joined Grande as our Chief Executive Officer in February 2006 and has served as a member of our board of directors since February 2006. In June 2006, Mr. Chestnutt was appointed President of the Company in addition to his role as Chief Executive Officer. In January 2008, Mr. Chestnutt was appointed Chairman of the board of directors upon James Mansour’s resignation.  Prior to joining Grande, Mr. Chestnutt was the Senior Vice President of National Field Sales and General Business for Sprint-Nextel. He was responsible for the General Business segment, which focuses on nationwide wireline and wireless operations of direct sales channels, value-added resellers (VARs), business solutions partners, sales operations and pre-sale support. Before Nextel merged with Sprint, Mr. Chestnutt held positions at Nextel Communications as Regional Vice President of the Southwest in Austin and of the West in the San Francisco Bay Area from 2002 to 2006. He also served as President of the Texas/Oklahoma area from its Austin offices. Mr. Chestnutt also has general management experience with PrimeCo Personal Communications and AirTouch Cellular. Mr. Chestnutt earned an MBA from the University of San Francisco with an emphasis in General Management and International Business and a BS in Business Administration from San Jose State University with a focus in marketing.

Lawrence M. Schmeltekopf was appointed as a member of our board of directors and as Chairman of the audit committee of the board of directors in June 2006. Mr. Schmeltekopf currently serves as Assistant Controller—Accounting and Internal Reporting at Valero Energy Corporation, a Fortune 500 energy company based in San Antonio, Texas, and has held this position for five years. Prior to working for Valero, from 2000 to 2002, Mr. Schmeltekopf was an audit partner in the Austin office of Arthur Andersen LLP and was the audit engagement partner on the Company’s audit by Arthur Andersen in 2000 and 2001. Mr. Schmeltekopf received his BBA from Texas State University and is a Certified Public Accountant.

Richard W. Orchard was appointed as a member of our board of directors in October 2006. From November 2004 to September 2006, Mr. Orchard served as Chief Transition Officer for Sprint-Nextel where he managed all aspects of the $36 billion dollar merger between Sprint and Nextel. Prior to the Sprint-Nextel merger, he was with Nextel for over ten years, serving as Eastern Regional President and during his last four years as a Senior Vice President and Chief Service Officer. Prior to joining Nextel in 1994, Mr. Orchard spent over 10 years with PacTel/Airtouch and 5 years with Motorola Communications. Mr. Orchard also currently serves on the board of directors of Peco II, a telecom power equipment manufacturer and National Safeplace, a nationwide outreach for at-risk kids. Mr. Orchard received a BA in Political Science from the University of California, Santa Barbara.

John C. Hockin has served as a member of our board of directors since November 2002. Mr. Hockin has been a Portfolio Manager (and co-founder) of Whitney Green River Fund, L.P. since November 2004.  Prior to that, he was an investment professional at J.H. Whitney & Co. since 1999. Mr. Hockin received his BA from Yale and his MBA from the Stanford Business School.

David C. Hull, Jr. has served as a member of our board of directors since February 2000. Since 1993, Mr. Hull has been a managing director of Centennial Ventures. From 1986 to 1993, Mr. Hull served as general partner, during which time he was promoted to managing general partner, of Criterion Venture Partners, the venture arm of TransAmerica. Prior to joining Criterion, from 1976 to 1985 he was senior vice president of finance, treasurer and director of General Leisure Corporation, a restaurant and hotel operating company, and a vice president of Texas Capital Corporation, a small business investment company. Mr. Hull currently serves on the board of directors of Centennial Holdings I, LLC, Augmentix Corporation and ExteNet Systems, Inc. Mr. Hull received his BS in Chemical Engineering and his MBA from The University of Texas at Austin.

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

William Laverack, Jr. has served as a member of our board of directors since May 2001. Mr. Laverack is a managing director of J. H. Whitney & Co., which he joined in 1993, and managing partner of Laverack Capital Partners, LLC, which he founded in 2005. Mr. Laverack received his BA and MBA from Harvard University.

Executive Officers

The following table sets forth the name and age of each named executive officer, indicating all positions and offices with our Company currently held by the executive officer (1):

Name	Age	Position
Roy H. Chestnutt	48	President and Chief Executive Officer and Chairman of the board of directors
Michael L. Wilfley	52	Chief Financial Officer
W.K.L. “Scott” Ferguson, Jr.	49	Chief Operating Officer
Jeffrey A. Brennan	53	Senior Vice President of Business Services
____________________________

(1)	William C. “Chad” Jones, Jr. served as Chief Service Officer until January 2008.

Set forth below are descriptions of the backgrounds of each of our executive officers, other than Mr. Chestnutt, whose position and background is described above.

Michael L. Wilfley has served as our Chief Financial Officer since July 2000. Mr. Wilfley has over 20 years experience as a chief financial officer, including seven years as a chief financial officer in the telecommunications industry. Previously, from 1998 to 2000, Mr. Wilfley was the chief financial officer of Thrifty Call, Inc., a telecommunications company, where he was responsible for the capital markets and mergers and acquisitions efforts that led to our eventual acquisition of Thrifty Call. Prior to working for Thrifty Call, from 1993 to 1997, Mr. Wilfley served as the chief financial officer for Littlefield Real Estate Co., a private investment company. Mr. Wilfley serves on the board of directors of Littlefield Corporation. Mr. Wilfley is a certified public accountant and a graduate of The University of Texas at Austin.

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

Jeffrey A. Brennan has served as our Senior Vice President of Business Services since April 2006. Mr. Brennan is responsible for leading Grande’s network services and enterprise sales departments, and engineering and network operations. Prior to joining Grande, Mr. Brennan served as Vice President of Sprint’s Public Sector for the West Region from 2005 to 2006 and was Area Vice President for Nextel’s Pacific Northwest, from 2002 to 2005. He has worked for several companies in the telecommunications industry including Primeco, US West and Verizon/GTE. He began his career at Verizon/GTE as a telephone traffic engineer and then held positions in network planning, sales operations, product management and national account sales. At Verizon/GTE, Mr. Brennan was responsible for marketing and planning for sales of private line and switched services for a national fiber optic and satellite network serving the North American and Caribbean markets. Mr. Brennan earned a MBA and a BBA in Management from Angelo State University. He also holds a Radio Communication Technology degree from the Community College of the Air Force.

Contractual Provisions Relating to Grande’s Board of Directors

In November 2005, certain stockholders and Grande entered into an investor rights agreement under which those stockholders agreed to vote all of their Grande capital stock in favor of certain designees to the board of directors. The board of directors currently consists of seven members and, under the investor rights agreement, may consist of no more than ten directors. Currently, six of our directors were elected in accordance with designations made under the terms of the investor rights agreement. Under the terms of the investor rights agreement, Robert Hughes, representing the Robert W. Hughes Charitable Remainder Trust No. 1, has the right to designate one member of the board as designated by the common stockholders. The holders of our Series A preferred stock have the right to designate five representatives to Grande’s board of directors, with two of the five to be designated by Centennial Fund VI, L.P., on behalf of itself and the other Centennial entities that are Grande stockholders, and two of the five to be designated by J. H. Whitney IV, L.P. and its affiliates that are Grande stockholders. The holders of our Series D preferred stock and Series E preferred stock together as a single class have the right to designate one representative to Grande’s board of directors. The nominating committee has the right to select a representative to Grande’s board of directors, who must be approved by the board of directors and the holders of a majority of Grande’s capital stock, other than the stock held by the founders of Grande identified in an exhibit to the investor rights agreement. The person serving as Grande’s president or chief executive officer will also serve on Grande’s board of directors.

Centennial has designated one of our current directors, Mr. Hull, and Whitney has designated two of our current directors, Messrs. Laverack and Hockin. Mr. Schmeltekopf is the director designated by the holders of the Series A preferred stock; Mr. Butler is the director designated by the holders of the outstanding Series D preferred stock and the Series E preferred stock; until his resignation in January 2008, Mr. Mansour served as the director selected by the nominating committee of the board of directors; Mr. Chestnutt is our president and chief executive officer; and Mr. Orchard holds a seat on the board of directors that is not required to be designated in accordance with the investor rights agreement. The right of Centennial and Whitney each to continue to designate one of their two designees to the board of directors is subject to these entities continuing to maintain certain minimum ownership percentages in our Company. If Centennial and Whitney fail to maintain such investment, then the holders of a majority of Series A preferred stock, voting together as a single class, will have the right to designate the two designees, resulting in their having the right to designate a total of three designees to the board of directors.

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

Under the investor rights agreement, our board of directors must meet at least six times a year and must maintain nominating, audit and compensation committees. The audit committee may not include any representatives of our management. The nominating and compensation committees must include at least one of Centennial’s directors and at least one of Whitney’s directors, and the directors designated by the holders of Series A preferred stock must comprise a majority of the members of such committees.

Director Independence

Although we have no formal written director independence standards, in February 2008, our board of directors analyzed the independence of all members of the board at that time and determined that all six members who are not officers of the Company were deemed to be independent as that term is defined under the listing standards of the NASDAQ Global Select Market. The board of directors also determined that all members of the audit committee met the additional independence requirements of the applicable SEC rules regarding audit committee membership. In addition, the board of directors determined that all members of the compensation committee and the nominating committee met the independence requirements of the NASDAQ Global Select Market. We believe that the Company’s ratio of independent directors represents a commitment to the independence of the board and a focus on matters of importance to our stockholders.

Board Committees

Grande’s board of directors has established and maintains audit, compensation, nominating and finance committees.

The audit committee, currently consisting of Messrs. Schmeltekopf, Hull and Orchard, all of whom are independent directors, is responsible for appointing the firm to serve as independent accountants to audit Grande’s financial statements. The audit committee then discusses the scope and results of the audit with the independent accountants and reviews with the independent accountants and management Grande’s interim and year-end operating results. In addition to these activities, the audit committee considers the adequacy of internal accounting controls and audit procedures and approves all audit and non-audit services to be performed by the independent accountants. Mr. Schmeltekopf serves as the Chairman of the audit committee and is the “audit committee financial expert” as defined by SEC rules. The committee charter is available on our website at www.grandecom.com/about_Grande/investor_relations/corporate_governance.php.

The compensation committee oversees the establishment of the compensation policies applicable to management and administers Grande’s stock option plan. The compensation committee currently consists of Messrs. Butler, Hull and Laverack. The committee charter is available on our website at www.grandecom.com/about_Grande/investor_relations/corporate_governance.php.

Although no formal written policies and procedures are in place other than the compensation committee charter, the compensation committee is responsible, among other things, for:

•	establishing the salary scale of officers and employees of the Company;

•	examining periodically the compensation structure of the Company;

•	monitoring the health and welfare benefit and compensation plans of the Company;

•	determining the Annual Cash Incentive Plan; and

•	approval of equity incentive awards.

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

The nominating committee recommends individuals to serve on the board of directors. The nominating committee currently consists of Messrs. Hull, Laverack and Orchard. The nominating committee does not have a policy with regard to the consideration of any director candidates recommended by security holders because that process is governed by the terms of the investor rights agreement described above under “Contractual Provisions Relating to Grande’s Board of Directors.”

The finance committee makes recommendations to the board of directors regarding plans for expenditures by the Company. The finance committee also recommends an annual budget to the board of directors, advises the board of directors regarding the need for financing and makes recommendations regarding the terms of such financing and asset management in connection with the raising of funds. The finance committee currently consists of Messrs. Butler, Laverack and Schmeltekopf.

Compensation Committee Interlocks and Insider Participation

No member of the compensation committee was at any time during 2007 an officer or employee of Grande and no member had any relationship with Grande requiring disclosure as a related-party transaction in the section entitled “Certain Relationships and Related Transactions, and Director Independence.” No executive officer of Grande has served on the board of directors or compensation committee of any other entity that has or has had one or more executive officers who served as a member of the board of directors or the compensation committee during 2007.

Code of Ethics

We have adopted a code of ethics that applies to all of our employees including our executives, chief executive officer and chief financial officer. For a copy of our code of ethics contained in our corporate compliance policy, please visit our website at www.grandecom.com/about_Grande/investor_relations/corporate_governance.php.  We will disclose changes to or waivers of the code of ethics on this website.

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

The purpose of our compensation program is to reward and sustain exceptional organizational and individual performance. This Compensation Discussion and Analysis explains our compensation philosophy and objectives, compensation policies and practices, and elements of our compensation program with respect to our chief executive officer, chief financial officer, and the other three most highly compensated executive officers, collectively referred to as the named executive officers (“NEOs”).

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

We consider the following objectives in setting the compensation components for our executive officers:

•	design competitive total compensation and rewards programs to enhance our ability to attract and retain experienced executives, whose knowledge, skills and performance are critical to our success;

•	set compensation and incentive levels that are competitive with our peer group, as described below;

•	drive and reward performance that supports the Company’s financial and strategic goals;

•	provide a significant percentage of total compensation that is “at-risk”, or variable, based on predetermined performance criteria;

•	align the interests of our executive officers and stockholders by motivating executive officers to increase stockholder value through equity incentives in the form of stock options;

•	ensure fairness among the executive management team by recognizing the contributions each executive makes to our success; and

•	foster a shared commitment among executives by coordinating the Company, their team and individual goals.

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

The Thobe Group survey is a national telecom industry specific survey tool. Companies participating in this survey include:

Broadwing Communications	Citizens Communications	Integra Telecom CLEC
Cablevision	HickoryTech	Mpower Communications
Charter Communications	Integra Telecom ILEC	Pac-West Telecomm, Inc.
Covad	QWEST	RCN Corporation
Cox Communications, Inc.	AT&T Inc.	TDS Metrocom
Global Crossing, Inc.	TDS Telecommunications, Inc.	TelCove
ALLTEL Corporate	Verizon Communications	Time Warner Telecom
ALLTEL Wireline	Birch Telecom	PAETEC
CenturyTel, Inc.	Enventis Telecom	XO Communications
Cincinnati Bell	IBasis	Williams Communications Group

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

The comparative peer group data is used to help determine fair and equitable base salary adjustments each year when budgeting for merit increases and salary adjustments, as necessary.  The peer group comparison is taken into consideration along with individual and company performance to determine the final merit and/or salary adjustment, if any.   Although the peer group data is used to determine base pay changes as defined above, ultimately discretion is used by the compensation committee and Grande’s chief executive officer for the final determination of a salary change, based on the benchmark data, company and individual performance.  The peer group benchmarks chosen for consideration are those relative to our industry and size, and are primarily used for base pay considerations, but also serve to assess the continued competitiveness of the NEOs’ total cash compensation package.

Executive Compensation Policies and Practices

Our compensation committee, which is composed of three non-management independent directors, oversees the establishment and the administration of the compensation policies applicable to our NEOs and administers our stock incentive plan. Annually, the compensation committee reviews recommendations and approves base pay changes and bonus distributions for Grande’s chief executive officer.  Benchmark data, as well as individual and company performance is taken into consideration at this time.  Additionally, the compensation committee will review base pay changes and bonus distribution recommendations made by Grande’s chief executive officer for the other NEO’s, when it is outside the scope of the NEO’s employment agreement, where applicable (not all NEO’s have an employment agreement).  For NEO’s who have written contracts, any changes or amendments to the agreement will be ratified by the compensation committee.  For more information on our compensation committee, including information on the scope of its authority, please see “Board Committees” above. The compensation committee has adopted the material policies described below related to executive compensation, as documented in the Company’s total compensation program for all employees, to provide consistency in the application of compensation across all grades levels and to help maintain internal and external equity. These policies and practices are evaluated by management and reviewed by the compensation committee on an annual basis for effectiveness through benchmark survey participation and data analysis, employee retention results and internal survey findings.

Allocation between currently paid out and long term compensation. The compensation we currently pay consists of base pay and annual cash incentive compensation pursuant to our Annual Cash Incentive Plan. Long-term compensation consists entirely of awards of stock options pursuant to our stock incentive plan. We grant stock options as a long-term incentive and retention tool. The allocation between long-term and currently paid out compensation is based on consideration of how our peer group uses long-term and currently paid compensation to pay their executive officers as well as internal equity between established pay grades.

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

Health and Welfare Programs. It is our policy that there shall be no material difference in the health and welfare benefit offerings made to our executive management and those that are offered to all employees of the Company.

Elements of Executive Compensation

We provide what we believe is a competitive total compensation package to our NEOs through a combination of base salary, an annual cash incentive plan, an equity incentive plan and broad-based benefits programs.

Overall, our compensation programs are designed to be consistent with the philosophy and objectives set forth above. The basic elements of our compensation programs are summarized in the table below, followed by a more detailed discussion of each total compensation component.

Element	Characteristics	Objectives
Base salary	Fixed annual cash compensation; all members of management are eligible for periodic increases in base salary based on performance; targeted at or around the median market base salary level.
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

Health & welfare benefits	Fixed component. The same health & welfare benefits (medical, dental, vision, disability insurance and life insurance) are available for all full-time employees.	Provides benefits to meet the health and welfare needs of employees and their families.

Retirement savings opportunity (401(k) Plan)
Tax-deferred plan in which all employees can choose to defer up to 100% of compensation for retirement, subject to annual statutory limitations. We provide matching contributions comparable to peer companies.

Provide employees the opportunity to save for their retirement. Account balances are affected by continued contributions, the Company’s matching contributions and investment choices made by the employee.

All pay elements are cash-based except for the equity incentive program, which is an equity-based (stock options) award. We consider market pay practices and practices of our peer group in determining the amounts to be paid, what components should be paid in cash versus equity, and how much of a NEO’s compensation should be short-term versus long-term. Our goal is to be at or around the 50th percentile of our peer group for cash compensation. All benchmark goals are discretionary.

Our executive officers, including the NEOs, are assigned to pay grades, determined by comparing position-specific roles and responsibilities with the market pay data and our internal structure. Each pay grade has a base salary range with corresponding cash and equity incentive award opportunities. We believe this is the most transparent and flexible approach to achieve the objectives of our executive compensation program.

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

There are no differences in how targets are set or the compensation philosophy and objectives among the NEOs.  The elements of the compensation package are different among the NEOs, including Grande’s chief executive officer, based on the existence of an individual employment agreement for certain NEOs.   The primary difference between NEOs with an employment agreement and those without an employment agreement is the severance benefit guarantee and the level of benefit within the specific compensation element (i.e. cash incentive percentage).   Additionally, the level of approval required for compensation changes is different for Grande’s chief executive officer and other NEOs.

The decision to award changes in one element, for instance, base salary, did not affect any changes that may have been made in another, for instance stock option incentives.  Awarding a base salary increase and equity incentives are the most likely scenario where one decision may impact the other, however, that has not yet been the case at Grande.  Health and welfare plans and 401(k) matching are administered evenly to all employees, without regard to level, across the Company.

Base Salary

We review salary ranges and individual salaries for all employees, including our NEOs, on an annual basis. We review the base salary for each executive officer based on consideration of median pay levels of our peer group and internal factors such as the individual’s performance and experience, the position’s scope and responsibilities, and the pay of other officers.

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

The base salaries earned by our NEOs are set forth below in the Summary Compensation Table. During the year ended December 31, 2007, total compensation earned by our NEOs was approximately $1.9 million, with our chief executive officer earning approximately $0.7 million of that amount. We believe that the base salary earned by our executive officers during 2007 achieved our executive compensation objectives, compares favorably to published survey data of peers within our industry and general industry, and are within our target of providing a base salary at or around the market median for our company size.

In 2007, adjustments to our NEOs’ compensation were made based on a review of current market pay levels benchmarked in the published surveys described above. In addition to the benchmark survey data, factors taken into account in making any changes for 2007 included the performance of the NEO, as identified by our company results, the role and responsibilities of the executive officer, and the relationship of the NEO’s base salary to the base salary of our other executives.

Annual Cash Incentive Plan

We have established a written Annual Cash Incentive Plan pursuant to which our executive officers, including our NEOs, are eligible to receive an annual cash incentive payment based upon our performance against annual established performance targets, including financial measures and other factors such as individual performance. We believe that the Annual Cash Incentive Plan helps focus our executive officers’ efforts and reward NEOs for annual operating results that help create value for our stockholders. The Annual Cash Incentive Plan is presented to the compensation committee for review, and ultimately to the board of directors for their approval with such modifications deemed appropriate by the board of directors. For 2007, the Annual Cash Incentive Plan was based on a percentage of base salary subject to the Company’s performance exceeding the Adjusted EBITDA goal. The incentive plan targets for the Annual Cash Incentive Plan are determined during our annual planning process, which generally begins in October preceding the following fiscal year for which targets for the Annual Cash Incentive Plan are set. We have chosen Adjusted EBITDA as the goal because we believe that achieving our Adjusted EBITDA goal each year requires the concerted effort and teamwork of many different functions within Grande under the oversight of the NEOs.  It is also heavily impacted by the dynamic, highly competitive and regulated nature of our industry and the markets within which we operate.  To achieve our annual company goal is, therefore, a stretch goal for our executive team. See “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” under the heading “EBITDA/Adjusted EBITDA” for a discussion of this non-GAAP measure of our operating performance as well as our use of Adjusted EBITDA. When our performance exceeds the Adjusted EBITDA threshold, funds are set-aside into a bonus pool for distribution to our NEOs and other eligible employees. Funds continue to accumulate in the bonus pool until the maximum potential performance payout for all NEOs and other eligible employees is met. The compensation committee may exercise discretion by adjusting awards based on its consideration of each NEO’s individual performance, and for each NEO other than the chief executive officer, based on a review of such NEO’s performance as communicated to the compensation committee by the chief executive officer. Executive performance is reviewed against the budgeted financial goals as well as internal goals set in support of the financial goals such as operational efficiency goals or employee retention goals.  The goals are mutually agreed upon by and between the chief executive officer, the individual executive and the executive team. The chief executive officer’s performance is evaluated by the compensation committee based on overall company performance against the budgeted financial goals as approved by the board of directors. The Annual Cash Incentive Plan awards for all executive officers, including the NEOs, must be reviewed and recommended by the compensation committee for approval and ultimately must be approved by the board of directors before being paid. The compensation committee and the board of directors may modify the Annual Cash Incentive Plan awards prior to their payment.

Incentive award opportunities are targeted to result in Cash Incentive Plan payments comparable to the market median (50th percentile) of the external peer group assuming our target business objectives are achieved. If the target level for the performance goals is exceeded, executives and other eligible employees have an opportunity to earn cash incentive awards above the median of the market of our peer group. We have chosen the 50th percentile because we believe that it allows us to attract and retain executives, and we have chosen the 75th percentile as a target for exceptional performance because we believe it will provide an appropriate incentive for striving to earn better than average cash compensation. If the target level for the performance goal is not achieved, executives and other eligible employees earn no cash incentive plan payments. In 2007, our NEOs did not meet the target performance goal, which resulted in no cash incentive payment under the Cash Incentive Plan. However, a reward in the form of a discretionary cash incentive payment, outside the Cash Incentive Plan, and as authorized by the compensation committee and approved by the board of directors, was made to all eligible employees including the NEOs.

Equity Incentive Plans (Stock Options)

We believe that equity incentive awards are the best way to create incentives and reward the performance of our employees, including our NEOs, which improves the Company’s performance and increases shareholder value thereby strengthening the mutual interests between NEOs and shareholders. By providing equity awards to our NEOs, they are not only rewarded for past performance but also have long-term incentive to continue to promote the Company’s success.

We have utilized stock options as the form of our equity incentives. We chose stock options because we believe that stock options align employee incentives with the interests of our stockholders because options have value only if the value of our stock increases over time. The compensation committee makes discretionary stock option grants to NEOs of the Company based on a number of factors including each NEO’s personal performance ; the importance of the individual to the future success of the Company; and overall contribution to the Company’s success, all as determined by the chief executive officer. The compensation committee also grants equity awards to newly hired executive officers as a way of promoting long-term incentive in the Company as the stock awards are earned over a long-term period. Typically, the size of grants are set at a level that is deemed appropriate to create a meaningful opportunity for stock ownership based upon the NEO’s performance, position, potential for future responsibility and promotion, and overall expected contribution to the Company’s success. The compensation committee also considers other factors in determining the size of the grant such as the amount of unvested options held by the individual from prior grants, the length of time that the employee has been with the Company and the amount of other compensation earned by the NEO. The relative weight given to each of these factors varies from individual to individual. Peer group practices play a minimal role in the determination of individual awards.  We believe that the fact that we offer equity awards makes our compensation practices competitive with our peer group.  However, the amounts of the awards are determined by internal factors only, such as performance and equity as compared to other executives.

Stock option grants are triggered by new hire and at the time of internal promotion to a higher grade level associated with an increased grant award or at the discretion of the compensation committee for reward or retention purposes. All new hires are assigned a stock option grant amount based on their grade level at the time of hire. New hire stock option awards as well as stock option awards associated with an internal promotion are subject to board approval and the grant dates associated with all option grants is the date the option awards are approved by the board.

On May 2, 2007, the compensation committee granted options to the NEOs to purchase a total of 1.1 million shares of Series H preferred stock. No restricted stock awards were made to any NEO during 2007.

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

As of December 31, 2007, the number of shares that are reserved for issuance upon exercise of outstanding option agreements are 41.5 million shares of common stock that are not Executive Compensation Shares, 9.7 million shares of common stock that are Executive Compensation Shares and 27.8 million shares of Series H preferred stock (all shares of Series H preferred stock are Executive Compensation Shares). As of December 31, 2007, the number of shares that remain available for future issuance under the 2000 Incentive Stock Plan are 26.8 million shares of common stock that are not Executive Compensation Shares, 2.3 million shares of common stock that are Executive Compensation Shares, and 2.2 million shares of Series H preferred stock.

•
Eligibility. Officers, employees, directors, consultants or advisers to the Company are eligible to participate in the plan. The 2000 Stock Incentive Plan provides that the Executive Compensation Shares may only be issued to directors, officers or key employees, as approved by the board of directors from time to time.

•
Awards Under the 2000 Stock Incentive Plan. We may award “incentive stock options” and “non-statutory stock options” under the 2000 Stock Incentive Plan (in either case we refer to such awards as the options(s)).

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

•
Vesting. Options and restricted stock awards vest as determined by the board of directors and as stated in the individual’s Award Agreement. Vesting is subject to a participant’s continued employment or service with the Company. Vesting of such options and restricted stock awards are subject to acceleration upon a Change of Control unless the board of directors exercises the right to cancel vested options or the option agreement provides otherwise. Generally, unless a specific award agreement provides otherwise, the options with respect to shares of stock that are not Executive Compensation Shares provide for a vesting of the total number of option shares over a four year period, commencing with vesting of 25% of the option shares on the first anniversary of the vesting start date, and an additional 25% for each of the three following anniversaries of that date. Generally, unless a specific award agreement provides otherwise, the options for Executive Compensation Shares and Series H preferred stock vest as follows: (i) 25% of the total option shares on the first anniversary of the vesting start date, (ii) 2.1% of the option shares on the last day of each of the first 35 months after such first anniversary, and (iii) 1.5% of the option shares on the last day of the 36th month after such first anniversary.

For newly hired employees, including NEOs, and newly elected directors, the vesting start date is based on the first day of employment or of service. In no case is the option grant date or exercise price backdated. The Company entered into an employment agreement with Mr. Chestnutt in December 31, 2005 (the "Original Employment Agreement") whereby, among other things, the Company agreed to grant to Mr. Chestnutt certain options to acquire shares of Series H preferred stock and common stock designated as Executive Compensation Stock. The options were not immediately granted to Mr. Chestnutt in order for the Company to amend the original 2000 Incentive Stock Plan (the "Original Plan") to comply with Section 409A of the Internal Revenue Code of 1986, as amended and to add the Series H preferred stock and Executive Compensation Stock to the shares available for issuance under the Original Plan, among other things. On June 28, 2006, the Board approved the amendment and restatement of the Original Plan. Also on that date, the Board approved the grant of certain stock options to Mr. Chestnutt and also an amendment to Mr. Chestnutt’s employment agreement that provided such options would be in lieu of the stock options that the Company previously agreed to grant to Mr. Chestnutt under the Original Employment Agreement. For more information on the vesting schedule of certain options for the NEOs and certain directors, see the tables of Outstanding Equity Awards at Fiscal Year End and Directors Outstanding Equity Awards at Year End.

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

Some of the NEOs and directors have option agreements for the purchase of shares of common stock that are not Executive Compensation Shares. For more information, see the tables of Outstanding Equity Awards at Fiscal Year End and Directors Outstanding Equity Awards at Year End.

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

All of the NEOs and some of the directors have option agreements for the purchase of Series H preferred stock (all shares of Series H preferred stock available for issuance under the 2000 Stock Incentive Plan are Executive Compensation Shares) and some of the NEOs and directors have options for the purchase of shares of common stock that are Executive Compensation Shares. For more information on the option agreements to acquire shares of Executive Compensation Shares for the NEOs and directors, see the tables of Outstanding Equity Awards at Fiscal Year End and Directors Outstanding Equity Awards at Year End.

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

Nonqualified Deferred Compensation. On October 22, 2004, the American Jobs Creation Act of 2004 was signed into law and established Internal Revenue Code Section 409A, which changed the tax rules applicable to nonqualified deferred compensation arrangements. While the amendment and modification of nonqualified deferred compensation plans and agreement to comply with the final regulations issued under Section 409A is not required until December 31, 2008, we believe that we are and have been operating in good faith compliance with the statutory provisions of Section 409A that were effective January 1, 2005, and the relevant regulations and other guidance relating to Section 409A that has been issued by the Department of Treasury and the Internal Revenue Service.

Accounting for Stock-Based Compensation. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123(R).

Health and Welfare Benefits Plan

We provide a competitive benefits package to all full-time employees, which includes health and welfare benefits, such as medical, dental, vision care, disability insurance, life insurance benefits, and a 401(k) savings plan (see below). We have no structured executive perquisite benefits (e.g., club memberships or company vehicles) for any executive officer, including the NEOs, and we currently do not provide any deferred compensation programs or supplemental pensions to any executive officer, including the NEOs.

Retirement Savings Opportunity (401(k) Plan )

We maintain a 401(k) retirement and savings plan for all of our employees. The 401(k) plan is intended to qualify under section 401(k) of the Internal Revenue Code, so that contributions and the income earned on those contributions are not taxable to our employees until they make withdrawals from the plan. Subject to statutory limits, participants in the 401(k) plan may elect to contribute up to 100% of their current compensation. All of the contributions to the 401(k) plan made by our employees are fully vested at all times. Additionally, we offer a matching contribution of $0.50 per dollar contributed by the employee, up to a maximum of 6% of the employee’s salary. Employees earn vesting credits for these matching contribution based upon years of service at a rate of 33% per year, for the first three years of service. Benefits under the 401(k) plan are paid upon a participant’s retirement, death, disability or termination of employment, and are based on the amount of a participant’s contributions plus vested employer contributions, as adjusted for gains, losses and earnings. The 401(k) plan is comparable in all area of plan design to companies within our peer group.

Pension Benefits

We do not have any plan that provides for payments or other benefits at, following, or in connection with, retirement.

Non-Qualified Deferred Compensation

We do not have any plan that provides for the deferral of compensation on a basis that is not tax-qualified.

Policy on Recovery of Compensation

Our chief executive officer and chief financial officer are required to repay certain bonuses and equity-based compensation they receive if we are required to restate our financial statements as a result of misconduct, as required by Section 304 of the Sarbanes-Oxley Act of 2002.

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

Name and Principal Position	Year	Salary	Bonus (1)	Option Awards (2)	All Other Compensation (3)	Total
Roy H. Chestnutt (4)	2007	$391,346	$88,000	$237,477	$11,859	$728,682
President, Chief Executive Officer and Chairman of the Board	2006	324,519	162,260	183,687	50,856	721,322

Michael Wilfley	2007	243,302	26,763	40,329	7,651	318,045
Chief Financial Officer	2006	226,999	10,000	31,519	9,582	278,100

W.K.L. “Scott” Ferguson, Jr.	2007	208,195	22,901	40,329	10,367	281,792
Chief Operating Officer	2006	200,140	10,000	31,519	7,820	249,479

Jeffrey A. Brennan (4)	2007	199,017	15,324	27,951	9,493	251,785
Vice President Enterprise Services	2006	131,250	8,033	16,124	39,747	195,154

William C. “Chad” Jones Jr. (4)(5)	2007	215,653	23,722	28,729	11,119	279,223
Chief Service Officer	2006	137,309	8,142	15,759	60,064	221,274
____________________________
(1)
Bonus column includes an accrued discretionary bonus for Mr. Chestnutt, which was paid by the Company in January 2008. Bonuses to all other NEOs were discretionary bonuses awarded by the board of directors and paid in 2007. No bonuses were paid under our Annual Cash Incentive Plan.

(2)
Compensation cost for all option awards was based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Compensation cost calculated under SFAS 123(R) is amortized to compensation expense on a straight-line basis over the vesting period of the underlying stock option grants. See footnote No. 9, “Stockholder’s Equity” in the Notes to our Consolidated Financial Statements included in this annual report for the valuation assumptions used in determining the fair value of option grants.

(3)	All Other Compensation includes car allowance and 401(k) employer match. The following table presents the incremental cost of the components of All Other Compensation for the NEOs.

	Year	Other Annual Compensation
		Roy H. Chestnutt	Michael L. Wilfley	W.K.L. “Scott” Ferguson, Jr.	Jeffrey A. Brennan	William C. “Chad” Jones, Jr.
Car Allowance	2007	$4,800	$4,800	$4,800	$4,800	$4,800
401(k) match	2007	7,059	2,851	5,567	4,693	6,319

Total Other Compensation	2007	$11,859	$7,651	$10,367	$9,493	$11,119
Car Allowance	2006	$4,154	$4,800	$4,800	$3,231	$3,139
401(k) match	2006	—	4,782	3,020	4,160	4,195
Relocation	2006	22,031	—	—	13,400	31,939
Tax Reimbursements	2006	24,671	—	—	18,956	20,791
Total Other Compensation	2006	$50,856	$9,582	$7,820	$39,747	$60,064

(4)	Mr. Chestnutt, Mr. Jones, and Mr. Brennan joined Grande in February 2006, May 2006, and April 2006, respectively; therefore, 2006 compensation included in this table represents a partial year.

(5)	Mr. Jones voluntarily resigned as Chief Service Officer in January 2008. There were no severance payments associated with his voluntary resignation.

Grants of Plan-Based Awards

The following table sets forth information with respect to grants of plan-based awards for the year ended December 31, 2007 to the NEOs.

		Estimated Possible Payouts Under-Non-Equity Incentive Plan Awards
Name	Gran Date (including repricing date)	Threshold	Target (1)	Maximum (1)	All Other Option Awards: Number of Securities Underlying Options	Exercise Price of Option Awards(per share) (2)	Grant Date Fair Value of Option Awards (3)
Roy H. Chestnutt		$—	$200,000	$400,000

Michael L. Wilfley		—	62,500	125,000
(4)	05/02/07				200,000	0.10	16,000

W.K.L. “Scott” Ferguson, Jr		—	52,460	104,920
(4)	05/02/07				200,000	0.10	16,000

Jeffrey A. Brennan		—	35,087	70,174
(4)	05/02/07				200,000	0.10	16,000

William C. “Chad” Jones Jr.		—	—	—
(4)(5)	05/02/07				500,000	0.10	40,000
____________________________
(1)
The Annual Cash Incentive Plan provides for a single payment that is awarded based upon a pro-rata share of the Company’s performance in excess of a pre-determined threshold as determined by the board of directors (see “Annual Cash Incentive Plan”). The amounts reflected in the table represent amounts that were possible if the target had been met during 2007. As noted in the Summary Compensation Table above, there were no payments made to NEOs under the Annual Cash Incentive Plan during 2007, however, the board of directors approved a discretionary bonus.

(2)
Our stock is not traded on any stock exchange or quoted on any established trading market.  The exercise price of options granted is determined by the compensation committee of our board of directors and is based on the business judgment of management of the Company and the compensation committee as well as the provisions under our 2000 Stock Incentive Plan as discussed above in “Awards Under the 2000 Stock Incentive Plan.” The exercise price shall meet or exceed the estimated fair value of the underlying stock on the date of grant.

(3)
Reflects option awards granted during 2007 under the 2000 Stock Incentive Plan.  Grant-date fair value was estimated in accordance with the provisions of SFAS 123(R). See footnote No. 9, “Stockholder’s Equity “ in the Notes to our Consolidated Financial Statements included in this annual report for the valuation assumptions used in determining the fair value of option grants. Estimates of forfeitures related to service-related vesting conditions are disregarded in computing the value shown in this column.

(4)
Series H Preferred Stock Options (Executive Compensation Shares) vest 25% on February 2, 2008, 2.1% on the last day of each of the first 35 months after February 2, 2008, and 1.5% on the last day of the 36th month after February 2, 2008.

(5)	Mr. Jones voluntarily resigned as Chief Service Officer in January 2008 and these options were forfeited.

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

Outstanding Equity Awards at Fiscal Year End

The following table sets forth certain information relating to outstanding equity awards to the NEOs as of December 31, 2007.

Named Executive Officer	Option Grant Date	Number of Securities Underlying Unexercised Options (#)Exercisable(1)	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price (2)		Option Expiration Date
Roy H. Chestnutt (3)	06/28/06	2,000,000	2,000,000	$0.10		06/28/16
Roy H. Chestnutt (4)	06/28/06	—	1,750,000	$0.10		06/28/16
Roy H. Chestnutt (5)	06/28/06	—	1,750,000	$0.10		06/28/16
Roy H. Chestnutt (6)	06/28/06	—	1,750,000	$0.10		06/28/16
Roy H. Chestnutt (7)	06/28/06	—	1,750,000	$0.10		06/28/16
Roy H. Chestnutt (8)	06/28/06	3,208,333	3,791,667	$0.05		06/28/16

Michael L. Wilfley	06/13/00	1,000,000	—	$0.05	(16)	06/13/10
Michael L. Wilfley	04/05/02	64,386	—	$0.05	(17)	04/05/12
Michael L. Wilfley	05/07/02	200,000	—	$0.05	(18)	05/07/12
Michael L. Wilfley	02/25/03	55,287	—	$0.05	(18)	02/25/13
Michael L. Wilfley	05/20/03	250,000	—	$0.05	(18)	05/20/13
Michael L. Wilfley	12/09/03	1,600,000	—	$0.05	(19)	12/09/13
Michael L. Wilfley	02/09/04	78,693	26,232	$0.05	(19)	02/09/14
Michael L. Wilfley	02/15/05	105,510	105,511	$0.05	(19)	02/15/15
Michael L. Wilfley (9)	06/28/06	1,031,250	1,218,750	$0.10		06/28/16
Michael L. Wilfley (10)	05/02/07	—	200,000	$0.10		05/02/17

W.K.L. “Scott” Ferguson, Jr.	04/04/00	500,000	—	$0.05	(16)	04/04/10
W.K.L. “Scott” Ferguson, Jr.	12/05/00	100,000	—	$0.05	(20)	12/05/10
W.K.L. “Scott” Ferguson, Jr.	04/05/02	52,582	—	$0.05	(17)	04/05/12
W.K.L. “Scott” Ferguson, Jr.	05/07/02	250,000	—	$0.05	(18)	05/07/12
W.K.L. “Scott” Ferguson, Jr.	02/25/03	52,531	—	$0.05	(18)	02/25/13
W.K.L. “Scott” Ferguson, Jr.	05/20/03	250,000	—	$0.05	(18)	05/20/13
W.K.L. “Scott” Ferguson, Jr.	12/09/03	1,200,000	—	$0.05	(18)	12/09/13
W.K.L. “Scott” Ferguson, Jr. (9)	06/28/06	1,031,250	1,218,750	$0.10		06/28/16
W.K.L. “Scott” Ferguson, Jr. (10)	05/02/07	—	200,000	$0.10		05/02/17

Jeffrey A. Brennan (11)	06/28/06	625,000	875,000	$0.10		06/28/16
Jeffrey A. Brennan (12)	06/28/06	416,666	583,334	$0.05		06/28/16
Jeffrey A. Brennan (10)	05/02/07	—	200,000	$0.10		05/02/17

William C. “Chad” Jones Jr. (13)(14)	06/28/06	593,750	906,250	$0.10		06/28/16
William C. “Chad” Jones Jr. (13)(15)	06/28/06	494,791	755,209	$0.05		06/28/16
William C. “Chad” Jones Jr. (10)(13)	05/02/07	—	200,000	$0.10		05/02/17
____________________________
(1)	Unless otherwise noted, all stock option grants vest ratably over a four-year term from the Option Grant Date.

(2)	All options shown in the above table granted before May 3, 2006 were repriced to $0.05 per share on May 3, 2006. See “Material Terms of Option Repricing”.

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

(10)
Series H Preferred Stock Options (Executive Compensation Shares) vest 25% on February 2, 2008, 2.1% on the last day of each of the first 35 months after February 2, 2008, and 1.5% on the last day of the 36th month after February 2, 2008.

(11)
Series H Preferred Stock Options (Executive Compensation Shares) vest 25% on April 24, 2007, 2.1% on the last day of each of the first 35 months after April 24, 2007, and 1.5% on the last day of the 36th month after April 24, 2007.

(12)
Common Stock Options (Executive Compensation Shares) vest 25% on April 24, 2007, 2.1% on the last day of each of the first 35 months after April 24, 2007, and 1.5% on the last day of the 36th month after April 24, 2007.

(13)	Mr. Jones voluntarily resigned as Chief Service Officer in January 2008 and all unvested options were forfeited upon his resignation date.

(14)
Series H Preferred Stock Options (Executive Compensation Shares) vest 25% on May 1, 2007, 2.1% on the last day of each of the first 35 months after May 1, 2007, and 1.5% on the last day of the 36th month after May 1, 2007.

(15)
Common Stock Options (Executive Compensation Shares) vest 25% on May 1, 2007, 2.1% on the last day of each of the first 35 months after May 1, 2007, and 1.5% on the last day of the 36th month after May 1, 2007.

(16)	Common Stock Options (not Executive Compensation Shares) were repriced from $0.25 to $0.05. See “Material Terms of Option Repricing”.

(17)	Common Stock Options (not Executive Compensation Shares) were repriced from $0.60 to $0.05. See “Material Terms of Option Repricing”.

(18)	Common Stock Options (not Executive Compensation Shares) were repriced from $0.80 to $0.05. See “Material Terms of Option Repricing”.

(19)	Common Stock Options (not Executive Compensation Shares) were repriced from $0.20 to $0.05. See “Material Terms of Option Repricing”.

(20)	Common Stock Options (not Executive Compensation Shares) were repriced from $0.50 to $0.05. See “Material Terms of Option Repricing”.

Option Exercises

There were no options exercised by any of the NEOs or directors during the year ended December 31, 2007.

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

The following table sets forth the compensation paid to our directors in 2007. The directors named are the only directors who received compensation during 2007.

Name	Year	Fees Earned or Paid in Cash (1)	Option Awards (2)	Total Other Compensation	Total Compensation
James M. Mansour	2007	$75,000	$—	$—	$75,000
Lawrence M. Schmeltekopf	2007	20,000	4,298	—	24,298
Richard W. Orchard	2007	20,000	3,438	—	23,438
____________________________
(1)
Mr. Mansour resigned in January 2008.  For 2007, he received monthly compensation of $6,250 for his service as the Chairman of the board of directors. Mr. Schmeltekopf receives monthly compensation of $1,666 for his service as Chairman of the audit committee. Mr. Orchard receives monthly compensation of $1,666 for his service as a director. Directors are reimbursed for their reasonable out-of-pocket expenses incurred in attending meetings. Other than the above, directors do not receive cash compensation for serving on the board of directors or any of its committees.

(2)
Compensation cost for all option awards was based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Compensation cost calculated under SFAS 123(R) is amortized to compensation expense on a straight-line basis over the vesting period of the underlying stock option grants. See footnote No. 9, “Stockholder’s Equity” in the Notes to our Consolidated Financial Statements included in this annual report for the valuation assumptions used in determining the fair value of option grants.

Grant of Plan Based Awards to Directors

No options were granted to board members during the year ended December 31, 2007.

Directors Outstanding Equity Awards at Year End

The following table sets forth certain information relating to outstanding equity awards to directors as of December 31, 2007.

Name and Principal Position	Option Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price	Option Expiration Date
James M. Mansour (1)(2)	02/09/04	1,000,000	—	$0.05	02/09/14
James M. Mansour (3)	02/25/03	200,000	—	0.05	02/25/13
James M. Mansour (4)	06/13/00	200,000	—	0.05	06/13/10

Lawrence M. Schmeltekopf (5)	10/25/06	91,666	108,334	0.10	06/28/16
Lawrence M. Schmeltekopf (6)	06/28/06	75,000	225,000	0.05	06/28/16

Richard W. Orchard (7)	10/25/06	58,333	141,667	0.10	10/25/16
Richard W. Orchard (8)	10/25/06	75,000	225,000	0.05	10/25/16
____________________________
(1)	Mr. Mansour resigned in January 2008.
(2)	Common stock options (not Executive Compensation Shares) were repriced from $0.20 to $0.05. Options vest ratably over four years from the Option Grant Date.
(3)	Common stock options (not Executive Compensation Shares) were repriced from $0.80 to $0.05. Options vest ratably over four years from the Option Grant Date.
(4)	Common stock options (not Executive Compensation Shares) were repriced from $0.25 to $0.05. Options vest ratably over four years from the Option Grant Date.
(5)
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

(6)	Common stock options (not Executive Compensation Shares) vest 25% on June 20, 2007, 25% on June 20, 2008, 25% on June 20, 2009 and 25% on June 20, 2010.
(7)
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

(8)	Common stock options (not Executive Compensation Shares) vest 25% on October 25, 2007, 25% on October 25, 2008, 25% on October 25, 2009 and 25% on October 25, 2010.

Employment Agreements, Severance Benefits and Change in Control Provisions

The inclusion of a severance arrangement serves to bridge the gap between the executive officer’s employment with Grande to his or her next employment engagement.  The adoption of the change in control arrangements serves to motivate and reward the executive for returning the investment to the stockholder.  Neither arrangement has materially influenced other compensation awards.

Employment Agreements

Roy H. Chestnutt entered an employment agreement (the “Chestnutt Agreement”) with Grande Communications Networks, Inc. (“Networks”) on December 31, 2005 with an effective date of January 26, 2006. Under the terms of the Employment Agreement, Mr. Chestnutt’s employment with Networks is at will. Mr. Chestnutt will be paid his current base salary of $400,000 per annum with such increases as may be determined by the board of directors, and Mr. Chestnutt is eligible to earn an annual bonus during each fiscal year during which he remains an executive employee of Networks of 100% of his then current base salary if the written annual performance goals adopted by both the board of directors and Mr. Chestnutt are achieved for that fiscal year. If only certain of the annual goals are achieved or if the annual goals are achieved only in part, then any bonus will be at the sole discretion of the board of directors. The Chestnutt Agreement provided that Mr. Chestnutt would receive an annual bonus for 2006 of at least 50% of the salary he earned in 2006, regardless of whether the annual goals were achieved for that year. The Chestnutt Agreement also provided for the reimbursement of relocation expenses incurred by Mr. Chestnutt. On June 28, 2006, Mr. Chestnutt and Networks entered into an Amendment (the “Amendment”) to the Chestnutt Agreement, whereby, among other things, Networks agreed to grant new stock options to Mr. Chestnutt that were in lieu of the stock options that Networks previously agreed to grant to Mr. Chestnutt under the Chestnutt Agreement. The options that were described in the Chestnutt Agreement could not be granted to Mr. Chestnutt under the 2000 Stock Incentive Plan because at that time, shares of common stock designated as Executive Compensation Shares and shares of Series H preferred stock could not be granted under such Plan. The Board amended the 2000 Stock Incentive Plan to comply with Section 409A of the Internal Revenue Code of 1986, as amended, and to add the Series H preferred stock and Executive Compensation Shares to the shares available for issuance under such Plan. The options that were granted to Mr. Chestnutt pursuant to the Amendment were issued at the same exercise price and were with regard to the right to purchase the same number and class of shares as had been described in the Chestnutt Agreement.

The Chestnutt Agreement, as amended to date, also provides certain benefits payable upon the occurrence of the following triggering events:

•
If Networks terminates the Agreement without cause or Mr. Chestnutt terminates the Agreement for good reason upon 60 days prior written notice, then Networks must pay Mr. Chestnutt severance in the amount of twelve months salary at his then current base salary and Networks will continue Mr. Chestnutt’s then current insurance and health care coverage until the first anniversary of the date of such termination, provided that Networks may cease providing such insurance and health care coverage at an earlier date if Mr. Chestnutt receives equivalent benefits from his next full time employer. Payment of the severance amount will be made by Networks in equal monthly installments over 12 months. To the extent this severance pay exceeds certain amounts, as set forth in applicable Treasury Regulations, the excess amount of severance pay will not begin sooner than 6 months following the employment termination date.  The payment of the severance is conditioned upon Mr. Chestnutt’s delivery to Networks of a release of claims in a form satisfactory to the Board of Directors. The Chestnutt Agreement defines “cause” as (i) the commission by Mr. Chestnutt of a felony or a crime involving moral turpitude or the commission of any other act involving dishonesty, disloyalty or fraud, (ii) conduct by Mr. Chestnutt tending to bring Networks into substantial public disgrace or disrepute, (iii) the failure by Mr. Chestnutt to cure within 30 days of notice of his failure perform in any material respect his obligations under the Chestnutt Agreement or the reasonable directives of the Board of Directors, (iv) gross negligence or willful misconduct of Mr. Chestnutt in providing the services required by the Chestnutt Agreement or (v) the habitual use of alcohol or drugs. The Chestnutt Agreement defines “good reason termination” as any of the following actions by the Board of Directors: (i) material diminishment of Mr. Chestnutt’s duties and responsibilities; (ii) material relocation of the office where Mr. Chestnutt is to work to an area outside of the Austin/San Antonio corridor, Texas; (iii) removal of Mr. Chestnutt from the Board of Directors without cause; (iv) stripping Mr. Chestnutt of the title of Chief Executive Officer without cause, provided such action either causes Mr. Chestnutt to report to someone other than the Board or materially reduces the budget over which he has control; or (v) material reduction of Mr. Chestnutt’s base salary without cause. A termination will only be considered a “good reason termination” if Mr. Chestnutt provides the Board with written notice of an event giving rise to such termination within 90 days of its occurrence, the Board fails to remedy the event within 30 days of such notice, and Mr. Chestnutt provides 60 days notice of his intent to terminate the contract (such notice provided no later than 1 year following the occurrence of the event).

•
In the event of a voluntary termination by Mr. Chestnutt upon 60 days written notice, Mr. Chestnutt will be entitled to the amount of base pay accrued and unpaid through the effective date of termination.

W.K.L. “Scott” Ferguson, Jr. entered into an Employment Agreement (the “Ferguson Agreement”) with Networks on June 28, 2006. Under the terms of the Ferguson Agreement, as amended to date, Mr. Ferguson’s employment is at will. Networks will pay Mr. Ferguson his current bi-weekly salary of $8,070.77 (annualized equates to $209,840) with such increases from time to time as may be determined by the Chief Executive Officer and an annual incentive bonus each fiscal year equal to 50% of his annual salary if annual performance goals adopted by both Mr. Ferguson and the Chief Executive Officer are met for that fiscal year. If only certain or a portion of the annual goals are met during a fiscal year, Mr. Ferguson may earn a bonus in an amount determined by and at the discretion of the Chief Executive Officer and approved by the board of directors. Additional bonuses may be awarded to Mr. Ferguson based on achievement of the Company’s objectives with such bonuses being at the sole discretion of the board of directors. In addition, the Ferguson Agreement also provided for the grant of options to acquire shares of Series H preferred stock. The Ferguson Agreement also provides certain benefits payable upon the occurrence of the following triggering events:

•
If Networks terminates the Agreement without cause or Mr. Ferguson terminates the Agreement for good reason upon 60 days prior written notice, Networks must (i) pay Mr. Ferguson severance in the amount equal to his then current bi-weekly base salary multiplied by 26, provided that if Mr. Ferguson receives any W-2 wages (during the severance period of 52 weeks) as an employee of an employer other than Networks, then the amount of any severance pay payable to Mr. Ferguson by Networks shall be reduced by an amount equal to such wages, and (ii) continue Mr. Ferguson’s then current insurance and health care coverage until the first anniversary of the date of such termination, provided that Networks may cease providing such insurance and health care coverage at an earlier date if Mr. Ferguson receives equivalent benefits from his next full time employer. Payment of the severance amount will be made by Networks in equal bi-weekly installments over 52 weeks. To the extent this severance pay exceeds certain amounts, as set forth in applicable Treasury Regulations, the excess amount of severance pay will not begin sooner than 6 months following the employment termination date.  The payment of the severance is conditioned upon Mr. Ferguson’s delivery to Networks of a release of claims in a form satisfactory to the Board of Directors. The Ferguson Agreement defines “cause” as (i) the commission by Mr. Ferguson of a felony or a crime involving moral turpitude or the commission of any other act involving dishonesty, disloyalty or fraud, (ii) conduct by Mr. Ferguson tending to bring Networks into substantial public disgrace or disrepute, (iii) the failure by Mr. Ferguson to cure within 30 days of notice of his failure perform in any material respect his obligations under the Ferguson Agreement, his obligations under the Employee Confidentiality Information and Invention Assignment Agreement between Mr. Ferguson and Networks dated as of May 23, 2000, or the reasonable directives of the Chief Executive Officer or the Board of Directors, (iv) gross negligence or willful misconduct of Mr. Ferguson in providing the services required by the Ferguson Agreement or (v) any substance abuse of Mr. Ferguson in any manner interferes with the performance of his duties under the Ferguson Agreement. The Ferguson Agreement defines “good reason termination” as any of the following actions by Networks: (i) material diminishment of Mr. Ferguson’s duties and responsibilities; (ii) material relocation of the office where Mr. Ferguson is to work to an area outside of the Austin/San Antonio corridor, Texas; (iii) stripping Mr. Ferguson of the title of Chief Operating Officer without cause, provided such action either materially changes the authority, duties and responsibilities of the supervisor to which he reports or materially decreases the budget over which he has control; or (v) material reduction of Mr. Ferguson’s base salary without cause. A termination will only be considered a “good reason termination” if Mr. Ferguson provides Networks with written notice of an event giving rise to such termination within 90 days of its occurrence, Networks fails to remedy the event within 30 days of such notice, and Mr. Ferguson provides 60 days notice of his intent to terminate the contract (such notice provided no later than 1 year following the occurrence of the event).

•
In the event of a “voluntary termination” by Mr. Ferguson upon 60 days written notice, Mr. Ferguson will be entitled to the amount of base pay accrued and unpaid through the effective date of termination.

Michael Wilfley entered into an Employment Agreement (the “Wilfley Agreement”) with Networks on June 28, 2006. Under the terms of the Wilfley Agreement, as amended to date, Mr. Wilfley’s employment is at will. Networks will pay Mr. Wilfley his current bi-weekly salary of $9,615.38 (annualized equates to $250,000) and an annual bonus each fiscal year equal to 50% of his annual salary if annual performance goals adopted by both Mr. Wilfley and the Chief Executive Officer are met for that fiscal year. If only certain or a portion of the annual goals are met during a fiscal year, Mr. Wilfley may earn a bonus in an amount determined by and at the discretion of the Chief Executive Officer and approved by the Board of Directors. Additional bonuses may be awarded to Mr. Wilfley based on achievement of Networks’ objectives with such bonuses being at the sole discretion of the Board of Directors. In addition, the Wilfley Agreement provided for the grant of options to acquire shares of Series H preferred stock. The Wilfley Agreement also provides certain benefits payable upon the occurrence of the following triggering events:

•
If Networks terminates the Agreement without cause or Mr. Wilfley terminates the Agreement for good reason upon 60 days prior written notice, then Networks must (i) pay Mr. Wilfley severance in the amount equal to his then current bi-weekly base salary multiplied by 26, provided that if Mr. Wilfley receives any W-2 wages (during the severance period of 52 weeks) as an employee of an employer other than Networks, then the amount of any severance pay payable to Mr. Wilfley by Networks shall be reduced by an amount equal to such wages, and (ii) continue Mr. Wilfley’s then current insurance and health care coverage until the first anniversary of the date of such termination, provided that Networks may cease providing such insurance and health care coverage at an earlier date if Mr. Wilfley receives equivalent benefits from his next full time employer. Payment of the severance amount will be made by Networks in equal bi-weekly installments over 52 weeks. To the extent this severance pay exceeds certain amounts, as set forth in applicable Treasury Regulations, the excess amount of severance pay will not begin sooner than 6 months following the employment termination date.  The payment of the severance is conditioned upon Mr. Wilfley’s delivery to Networks of a release of claims in a form satisfactory to the Board of Directors. The Wilfley Agreement defines “cause” as (i) the commission by Mr. Wilfley of a felony or a crime involving moral turpitude or the commission of any other act involving dishonesty, disloyalty or fraud, (ii) conduct by Mr. Wilfley tending to bring Networks into substantial public disgrace or disrepute, (iii) the failure by Mr. Wilfley to cure within 30 days of notice of his failure perform in any material respect his obligations under the Wilfley Agreement, his obligations under the Employee Confidentiality Information and Invention Assignment Agreement between Mr. Wilfley and Networks dated as of July 12, 2000, or the reasonable directives of the Chief Executive Officer or the Board of Directors, (iv) gross negligence or willful misconduct of Mr. Wilfley in providing the services required by the Wilfley Agreement or (v) any substance abuse of Mr. Wilfley in any manner interferes with the performance of his duties under the Wilfley Agreement. The Wilfley Agreement defines “good reason termination” as any of the following actions by Networks: (i) material diminishment of Mr. Wilfley’s duties and responsibilities; (ii) material relocation of the office where Mr. Wilfley is to work to an area outside of the Austin/San Antonio corridor, Texas; (iii) stripping Mr. Wilfley of the title of Chief Financial Officer without cause, provided such action either materially changes the authority, duties and responsibilities of the supervisor to which he reports or materially decreases the budget over which he has control; or (v) material reduction of Mr. Wilfley’s base salary without cause. A termination will only be considered a “good reason termination” if Mr. Wilfley provides Networks with written notice of an event giving rise to such termination within 90 days of its occurrence, Networks fails to remedy the event within 30 days of such notice, and Mr. Wilfley provides 60 days notice of his intent to terminate the contract (such notice provided no later than 1 year following the occurrence of the event).

•
In the event of a “voluntary termination” by Mr. Wilfley upon 60 days written notice, Mr. Wilfley will be entitled to the amount of base pay accrued and unpaid through the effective date of termination.

William C. “Chad” Jones, Jr. entered into an Employment Agreement (the “Jones Agreement”) with Networks on May 2, 2007. Under the terms of the Jones Agreement, Mr. Jones’ employment was at will. As of December 31, 2007, Networks paid Mr. Jones a bi-weekly salary of $8,374.42 (annualized equates to $217,735) and an annual bonus each fiscal year equal to 50% of his annual salary if annual performance goals adopted by both Mr. Jones and the Chief Executive Officer were met for that fiscal year. If only certain or a portion of the annual goals were met during a fiscal year, Mr. Jones may earn a bonus in an amount determined by and at the discretion of the Chief Executive Officer and approved by the Board of Directors. Additional bonuses may be awarded to Mr. Jones based on achievement of Networks’ objectives with such bonuses being at the sole discretion of the Board of Directors. The Jones Agreement also provided certain benefits payable upon the occurrence of the following triggering events:

•
If Networks terminates the Agreement without cause or Mr. Jones terminates the Agreement for good reason upon 60 days prior written notice, then Networks must (i) pay Mr. Jones severance in the amount equal to his then current bi-weekly base salary multiplied by 26, provided that if Mr. Jones receives any W-2 wages (during the severance period of 52 weeks) as an employee of an employer other than Networks, then the amount of any severance pay payable to Mr. Jones by Networks shall be reduced by an amount equal to such wages, and (ii) continue Mr. Jones’ then current insurance and health care coverage until the first anniversary of the date of such termination, provided that Networks may cease providing such insurance and health care coverage at an earlier date if Mr. Jones receives equivalent benefits from his next full time employer. Payment of the severance amount will be made by Networks in equal bi-weekly installments over 52 weeks. The payment of the severance is conditioned upon Mr. Jones’ delivery to Networks of a release of claims in a form satisfactory to the Board of Directors. The Jones Agreement defines “cause” as (i) the commission by Mr. Jones of a felony or a crime involving moral turpitude or the commission of any other act involving dishonesty, disloyalty or fraud, (ii) conduct by Mr. Jones tending to bring Networks into substantial public disgrace or disrepute, (iii) the failure by Mr. Jones to cure within 30 days of notice of his failure perform in any material respect his obligations under the Jones Agreement, his obligations under the Employee Confidentiality Information and Invention Assignment Agreement between Mr. Jones and Networks dated as of May 3, 2006, or the reasonable directives of the Chief Executive Officer or the Board of Directors, (iv) gross negligence or willful misconduct of Mr. Jones in providing the services required by the Jones Agreement or (v) any substance abuse of Mr. Jones in any manner interferes with the performance of his duties under the Jones Agreement. The Jones Agreement defines “good reason” as any of the following actions by Networks: (i) diminishment of Mr. Jones’ duties and responsibilities; (ii) relocation of the office where Mr. Jones is to work to an area outside of the Austin/San Antonio corridor, Texas; (iii) removal of Mr. Jones from the office of Chief Service Officer without cause; or (v) reduction of Mr. Jones’ base salary without cause.

•
In the event of a “voluntary termination” by Mr. Jones upon 60 days written notice, Mr. Jones will be entitled to the amount of base pay accrued and unpaid through the effective date of termination. In January 2008, this provision of the Jones Agreement was amended to provide that the notice period for a “voluntary termination” was shortened from 60 days to 13 days.

Severance Benefits

Severance Practices: While we have no formal severance plan for our executives, other than as set forth in the employment agreements described above, and have no obligation to pay severance unless it is covered in a written agreement, our practice has been to offer severance benefits to terminated executives (including NEOs that do not have an employment agreement) based on the position held and the length of service with the Company. We generally offer our executives severance benefits, subject to certain restrictive covenants described below, up to nine months of the then current base salary and health insurance benefits based upon length of service with the Company. Severance payments are generally payable on a bi-weekly basis in equal installments over the severance period.

Restrictive Covenants: In order to be eligible for severance benefits, all executives (including the NEOs) are required to enter into a Separation Agreement and Full and Final Release of Claims in a form satisfactory to the Company that includes certain restrictive covenants regarding, among other things, the following:

•	Confidentiality of information;

•	Continued adherence to company policies;

•	Noncompete covenants;

•	Nonsolicitation of customers; and

•	Other reasonable restrictions.

Death or Total Disability: Employment with the Company shall terminate upon death or total disability of the NEO. After such termination, the Company shall have no obligation or liability other than payment of earned compensation to the NEO, or the NEO’s estate, the amount of base salary accrued but unpaid at the date of death or total disability, as the case may be.

Change in Control Provisions

Reorganization, Sale of Assets or Sale of Stock which Involves a Change of Control. Except as provided by the board of directors pursuant to the authority described below or expressly provided in the stock option agreement, upon the occurrence of a change of control, as described below, all common and Series H Preferred stock options outstanding shall become immediately vested. For additional information regarding the definitions of change of control that apply to option agreements awarded to the NEOs, see “2000 Stock Incentive Plan Summary – Change of Control.”

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

Potential Payments upon Termination or Change in Control

The following table sets forth the estimated benefits that would have been payable to our NEOs as of December 31, 2007 if an event triggering a termination without cause by the Company or for good reason by the NEO or a change in control had occurred on that date.  In determining the benefits payable upon certain terminations of employment, we have assumed in all cases that the NEO does not become employed by a new employer or return to work for us.

Name (1) (2)	Severance	Continued Medical Benefits (3)	Total Value
Roy H. Chestnutt (4)	$400,000	$16,720	$416,720
Michael L. Wilfley (4)	250,000	16,720	266,720
W.K.L. “Scott” Ferguson, Jr. (4)	209,840	16,720	226,560
Jeffrey A. Brennan (5)	150,373	12,540	162,913
William C. “Chad” Jones Jr. (4)(6).	217,735	—	217,735
____________________________
(1)
In general, in the event of (i) death or total disability, (ii) a voluntary termination of employment without good reason and (iii) termination with cause by the Company, the NEOs would receive compensation and benefits accrued but unpaid. This would include accrued but unpaid salary and any balance under the 401(k) plan as well as any amounts due under any insurance plan in the case of death or total disability.

(2)
As of December 31, 2007, the exercise price for all stock options held by the NEOs exceeded the estimated fair market value attributed to the common and Series H preferred stock options at such date; therefore, no value has been placed on the options in the table above. Vesting of stock options upon a change of control (as defined in the option agreements) would be governed under the terms of the 2000 Stock Incentive Plan. Under the terms of the 2000 Stock Incentive Plan, the Company may repurchase any shares acquired by exercise of such stock options if the NEO’s employment is terminated, at a purchase price equal to the fair market value for such shares, as determined by the board of directors of the Company. See “Change in Control Provisions” above.

(3)	Continued medical benefits represent Cobra payments for medical and dental coverage that would be paid by the Company during the severance period for each NEO.

(4)
Represents payments to which the NEO would be entitled pursuant to his employment agreement with the Company. Actual amounts that would be paid out and the assumptions used in arriving at such amounts can only be determined at the time of such NEO’s termination and may differ materially from the amounts set forth in the table.  Upon a change in control, other than accelerated vesting of stock options, the NEO is not entitled to any other benefits unless termination without cause by the Company or for good reason by the NEO also occurs at the time of the change in control.

(5)
Mr. Brennan does not have an employment agreement with the Company, therefore, severance and continued medical benefits is estimated based upon the Company’s historical practices for executive severance. See “Severance Practices” above. Upon a change in control, other than accelerated vesting of stock options, Mr. Brennan is not entitled to any other benefits.

(6)	Mr. Jones voluntarily resigned as Chief Service Officer in January 2008. There was no severance payments or continued medical benefits associated with his voluntary resignation.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Our outstanding voting securities consist of our common stock and seven series of preferred stock, Series A through Series G. Stockholders are entitled to one vote for each share of common stock held or issuable upon conversion of preferred stock. Except as otherwise provided in Grande Communications Holdings, Inc.’s  restated certificate of incorporation or as required under Delaware law, the holders of the preferred stock are entitled to vote on an as-converted basis with the holders of our common stock as a single class on all matters presented for a vote to the holders of our common stock.

As of March 15, 2008, our outstanding capital stock consisted of 12,752,572 shares of common stock, 232,617,838 shares of Series A preferred stock, 20,833,333 shares of Series B preferred stock, 17,005,191 shares of Series C preferred stock, 114,698,442 shares of Series D preferred stock, 7,999,099 shares of Series E preferred stock, 11,758,278 shares of Series F preferred stock and 34,615,330 shares of Series G preferred stock. The total number of votes that could have been cast as of such date equaled 452,280,083. The Company has authorized 30,000,000 shares of Series H Preferred Stock, of which no shares are issued or outstanding.   As of March 15, 2008, there were 152,107,016 outstanding warrants to purchase common stock, all exerciseable as of such date.

Principal Stockholders

The following table presents, as of March 15, 2008, information based upon our records and, to the extent described in the footnotes following the table, disclosures provided by representatives of the applicable holders, regarding each person known to us to be the beneficial owner of more than 5% of any class of our voting stock:

	Common Stock		Preferred Stock
Name (1)	Number of Shares Beneficially Owned	Beneficial Ownership Percentage (2)	Number of Shares Beneficially Owned	Beneficial Ownership Percentage (2)	Total Voting Power (3)
Whitney & Co. affiliated funds (the “Whitney Funds”)(4)	105,660,232	89.23%	72,178,132	16.42%	21.75%
Centennial Holdings VI, LLC (5)	79,920,563	86.24%	53,564,579	12.19%	16.70%
Austin Ventures VII, L.P. (6)	30,996,152	70.85%	23,570,796	5.36%	6.74%
HarbourVest Partners VI—Direct Fund, L.P. (7)	30,652,654	70.62%	23,309,586	5.30%	6.67%
Alta Communications (8)	30,650,514	70.62%	23,309,158	5.30%	6.67%
CIBC (9)	28,244,166	68.89%	21,478,074	4.89%	6.15%
Trinity Ventures (10)	22,989,490	64.32%	17,482,190	3.98%	5.02%
Reliant Energy Broadband, Inc. (11)	22,368,560	63.69%	22,368,560	5.09%	4.95%
Nautic Funds (12)	22,087,122	63.40%	22,087,122	5.03%	4.88%
BancBoston Ventures, Inc. (13)	20,581,010	61.74%	15,650,678	3.56%	4.50%
Centennial Holdings V, L.P. (5)	20,101,025	61.18%	13,472,165	3.07%	4.38%
Prime VIII, L.P. (14)	17,891,342	58.38%	12,740,246	2.90%	3.91%
South Atlantic Private Equity Funds (15)	15,758,220	55.27%	11,983,224	2.73%	3.46%
Lightspeed (16)	15,326,320	54.58%	11,654,792	2.65%	3.36%
Opus Capital (17)	15,326,308	54.58%	11,654,788	2.65%	3.36%
Knology (18)	14,237,464	53.75%	10,446,556	2.38%	3.13%
Kinetic Ventures (19)	12,872,952	50.23%	9,789,144	2.23%	2.83%
Toronto Dominion Investments, Inc. (20)	10,736,909	45.71%	10,736,909	2.44%	2.37%
GPSF Securities Inc. (21)	9,200,806	41.91%	6,996,686	1.59%	2.02%
PNC Equity (22)	8,404,687	39.72%	6,391,287	1.45%	1.85%
Private Equity Investment Fund IV, L.P. (23)	8,084,586	38.80%	6,147,866	1.40%	1.78%
William E. Morrow (24)	6,781,443	40.65%	45,119	*	1.49%
Norwest Equity Partners VII, L.P. (25)	5,254,681	29.18%	3,995,885	*	1.16%
Morgan Stanley Dean Witter (26)	5,000,000	28.16%	5,000,000	1.14%	1.11%
Dupont/Conoco Private Market Group Trust (27)	4,463,039	25.92%	4,463,039	1.02%	*
Martha E. Smiley (28)	3,809,987	24.50%	145,683	*	*
Andy Kever (29)	2,410,163	15.90%	—	—	*
Tipton Ross (30)	2,362,002	17.59%	514,822	*	*

	Common Stock		Preferred Stock
Name (1)	Number of Shares Beneficially Owned	Beneficial Ownership Percentage (2)	Number of Shares Beneficially Owned	Beneficial Ownership Percentage (2)	Total Voting Power (3)
Boeing Co. Employee Retirement Plans Master Trust (31)	2,231,519	14.89%	2,231,519	*	*
Jerry L. James (32)	1,844,250	14.41%	33,650	*	*
James M. Hoak, Jr. (33)	1,730,551	11.95%	1,358,751	*	*
Convergent Investors V, L.L.C. (34)	1,532,630	10.73%	1,165,478	*	*
Centennial Holdings I, LLC (5)	1,507,853	10.57%	1,010,597	*	*
J Lyn Findley (35)	1,480,645	10.40%	541,666	*	*
HC Crown Corporation (36)	1,338,911	9.50%	1,338,911	*	*
Richard Robuck (37)	1,300,621	9.25%	541,666	*	*
Kay Stroman (38)	1,257,960	8.98%	591,666	*	*
Mark Machen (39)	1,256,248	8.97%	541,666	*	*
Robert W. Hughes (40)	1,120,059	8.13%	775,699	*	*
John M. Saenz (41)	1,100,000	8.43%	300,000	*	*
Jared P. Benson (42)	927,943	6.78%	187,500	*	*
Citicorp North America, Inc. (43)	892,608	6.54%	892,608	*	*
Brady Adams (44)	885,856	6.50%	541,666	*	*
Eileen Kret (45)	862,790	6.34%	—	—	*
Douglas T. Brannagan (46)	796,528	5.88%	270,833	*	*
SKA Management, Inc. (47)	750,000	5.88%	—	—	*
Joe C. Ross (48)	735,685	5.75%	27,137	*	*
____________________________
*	Less than 1%.

(1)	The address of all principal stockholders is c/o Grande Communications Holdings, Inc., 401 Carlson Circle, San Marcos, Texas 78666.

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

(3)
Reflects the beneficial ownership percentage of such person or entity when both common stock and preferred stock vote together as a single class. Total voting power as of a particular date is calculated by dividing the number of common shares beneficially owned by such person by the sum of (i) the total number of shares of common stock outstanding, (ii) the total number of shares of preferred stock outstanding, and (iii) the number of securities which were not outstanding but which were subject to options, warrants, rights or conversion privileges held by such beneficial owner exercisable within 60 days of such date.

(4)	Includes the following shares:

	Series A Shares	Series C Shares	Series D Shares	Series E Shares	Series F Shares	Series G Shares	Common Stock Warrants
J.H. Whitney IV, L.P.	32,000,000	1,315,178	13,078,716	1,199,067	1,489,837	6,438,869	25,755,476
J.H. Whitney III, L.P.	—	—	12,775,028	1,171,224	436,569	1,886,793	7,547,172
Whitney Strategic Partners III, L.P.	—	—	303,687	27,842	10,459	44,863	179,452

(5)	Based upon our records and information provided by representatives of the various Centennial Ventures funds:

The following shares are beneficially owned by Centennial Holdings VI, LLC:

	Series A Shares	Series C Shares	Series D Shares	Series E Shares	Series F Shares	Series G Shares	Common Stock Warrants
Centennial Fund VI, L.P.	26,391,856	1,426,107	12,163,206	1,115,132	1,213,042	5,934,491	23,737,964
Centennial Strategic Partners VI, L.P.	2,375,267	85,567	915,510	83,934	84,913	497,263	1,989,052
Centennial Entrepreneurs Fund VI, L.P.	684,932	42,783	326,967	29,976	36,391	157,242	628,968

The following shares are beneficially owned by Centennial Holdings V, L.P.:

	Series A Shares	Series C Shares	Series D Shares	Series E Shares	Series F Shares	Series G Shares	Common Stock Warrants
Centennial Entrepreneurs Fund V, L.P.	—	—	328,547	12,390	13,586	49,726	198,904
Centennial Fund V, L.P.	—	—	10,620,713	400,431	439,283	1,607,489	6,429,956

The following shares are beneficially owned by Centennial Holdings I, LLC:

	Series A Shares	Series C Shares	Series D Shares	Series E Shares	Series F Shares	Series G Shares	Common Stock Warrants
Centennial Holdings I, LLC	547,945	28,522	261,574	23,981	24,261	124,314	497,256

Centennial Holdings VI, LLC (“Holdings VI”) is the general partner of each of Centennial Fund VI, L.P. and Centennial Entrepreneurs Fund VI, L.P., and is the managing member of CSP VI Management, LLC (“Strategic Management”), which is the general partner of Centennial Strategic Partners VI, L.P. (“Strategic Partners”).  Accordingly, Holdings VI may be deemed to share beneficial ownership of all of the shares and warrants to purchase shares of capital stock of the issuer beneficially owned directly by them, and Strategic Management may be deemed to share beneficial ownership of the shares and warrants to purchase shares of capital stock of the issuer beneficially owned directly by Strategic Partners.  Centennial Holdings V, L.P. (“Holdings V”) is the general partner of each of Centennial Entrepreneurs Fund V, L.P. (“Entrepreneurs V”) and Centennial Fund V, L.P. (“Fund V”). Accordingly, Holdings V may be deemed to share beneficial ownership of such shares and warrants to purchase shares of capital stock of the issuer.  See footnote (11) to the Directors and Executive Officers beneficial ownership table below for a discussion of the relationships of Messrs. Butler and Hull to the Centennial Venture funds.

(6)	Includes the following shares:

	Series A Shares	Series C Shares	Series F Shares	Series G Shares	Common Stock Warrants
Austin Ventures VII, L.P.	20,000,000	1,055,320	659,137	1,856,339	7,425,356

(7)	Includes the following shares:

	Series A Shares	Series C Shares	Series F Shares	Series G Shares	Common Stock Warrants
HarbourVest Partners VI—Direct Fund, L.P.	20,000,000	821,986	651,833	1,835,767	7,343,068

(8)	Includes the following shares:

	Series A Shares	Series C Shares	Series F Shares	Series G Shares	Common Stock Warrants
Alta Communications VIII, L.P.	18,648,405	766,628	607,934	1,711,735	6,846,940
Alta Communications VIII-B, L.P.	1,038,238	42,682	33,847	95,300	381,200
Alta VIII Associates, LLC	5,000	—	—	—	—
Alta Comm VIII S by S, LLC	308,357	12,676	10,052	28,304	113,216

(9)	Includes the following shares:

	Series A Shares	Series C Shares	Series D Shares	Series E Shares	Series F Shares	Series G Shares	Common Stock Warrants
CIBC WMV, Inc.	11,250,000	616,490	—	—	—	—	—
CIBC WMC, Inc .	—	—	3,269,679	299,766	600,616	1,370,941	5,483,764
CIBC Employee Private Equity Fund Partners	3,750,000	—	—	—	—	320,582	1,282,328

(10)	Includes the following shares:

	Series A Shares	Series C Shares	Series F Shares	Series G Shares	Common Stock Warrants
Trinity Ventures VII, L.P.	14,260,593	586,101	466,876	1,314,868	5,259,472
Trinity VII Side-By-Side Fund, L.P	739,407	30,389	21,999	61,957	247,828

(11)	Includes the following shares:

	Series B Shares	Series C Shares	Series F Shares
Reliant Energy Broadband, Inc.	20,833,333	856,235	678,992

(12)	Includes the following shares:

	Series D Shares	Series E Shares	Series F Shares
Chisholm Partners IV, L.P.	10,466,243	959,553	357,685
Fleet Venture Resources, Inc.	6,179,693	566,559	211,191
Fleet Equity Partners VI, L.P.	2,648,440	242,811	90,511
Kennedy Plaza Partners II, LLC	323,698	29,676	11,062

(13)	Includes the following shares:

	Series A Shares	Series C Shares	Series D Shares	Series E Shares	Series F Shares	Series G Shares	Common Stock Warrants
BancBoston Ventures, Inc.	10,000,000	410,993	3,269,679	299,766	437,657	1,232,583	4,930,332

(14)	Includes the following shares:

	Series A Shares	Series C Shares	Series D Shares	Series E Shares	Series F Shares	Series G Shares	Common Stock Warrants
Prime VIII, L.P.	5,000,000	205,497	5,697,566	201,772	347,637	1,287,774	5,151,096

(15)	Includes the following shares:

	Series A Shares	Series C Shares	Series D Shares	Series E Shares	Series F Shares	Series G Shares	Common Stock Warrants
South Atlantic Private Equity Fund IV (QP), LP	2,715,000	119,188	3,033,530	88,300	194,359	547,374	2,189,496
South Atlantic Private Equity Fund IV, LP	2,285,000	86,309	2,263,577	113,470	140,742	396,375	1,585,500

(16)	Includes the following shares:

	Series A Shares	Series C Shares	Series F Shares	Series G Shares	Common Stock Warrants
Lightspeed Venture Partners VI-A, L.P.	65,900	2,708	2,148	6,049	24,196
Lightspeed Venture Partners VI, L.P.	8,797,500	361,572	286,726	807,507	3,230,028
Lightspeed Venture Partners VI Cayman, L.P.	788,000	32,386	25,682	72,329	289,316
Lightspeed Venture Partners Entrepreneur VI-A, L.P.	40,900	1,681	1,333	3,754	15,016
Lightspeed Venture Partners Entrepreneur VI, L.P.	307,700	12,646	10,028	28,243	112,972

(17)	Includes the following shares:

	Series A Shares	Series C Shares	Series F Shares	Series G Shares	Common Stock Warrants
WPG Information Sciences Entrepreneur Fund II-A, L.L.C.	111,000	4,562	3,618	10,188	40,752
WPG Information Sciences Entrepreneur Fund II, L.L.C.	180,000	7,398	5,866	16,521	66,084
Weiss, Peck & Greer Venture Associates V-A, L.L.C.	67,000	2,754	2,184	6,149	24,596
Weiss, Peck & Greer Venture Associates V, L.L.C.	8,000,000	328,794	260,733	734,306	2,937,224
Weiss, Peck & Greer Venture Associates V Cayman, L.P.	1,641,999	67,485	53,515	150,716	602,864

(18)	Includes the following shares:

	Common Stock	Series D Shares	Series E Shares	Series G Shares	Common Stock Warrants
Knology Holdings, Inc.	500,000	4,219,676	51,889	365,170	1,460,680
Valley Telephone, Inc.	—	5,150,492	201,772	457,557	1,830,228

(19)	Includes the following shares:

	Series A Shares	Series C Shares	Series D Shares	Series E Shares	Series F Shares	Series G Shares	Common Stock Warrants
Kinetic Ventures VI, LLC	3,000,000	123,298	2,387,167	110,685	175,970	495,587	1,982,348
Kinetic Ventures VII, LLC	3,000,000	123,298	—	—	97,774	275,365	1,101,460

(20)	Includes the following shares:

	Series A Shares	Series C Shares	Series F Shares
Toronto Dominion Investments, Inc..	10,000,000	410,993	325,916

(21)	Includes the following shares:

	Series C Shares	Series F Shares	Series G Shares	Common Stock Warrants
GPSF Securities Inc.	6,250,000	195,656	551,030	2,204,120

(22)	Includes the following shares:

	Series D Shares	Series E Shares	Series F Shares	Series G Shares	Common Stock Warrants
PAGIC Equity, LLC	2,940,848	43,405	93,440	263,107	1,052,428
PNC Venture Corporation.	2,536,616	188,342	85,286	240,243	960,972

(23)	Includes the following shares:

	Series D Shares	Series E Shares	Series F Shares	Series G Shares	Common Stock Warrants
Private Equity Investment Fund IV, L.P.	5,289,774	201,770	172,142	484,180	1,936,720

(24)	Includes the following shares:

	Common Stock	Common Stock Options	Series A Shares	Series C Shares	Series D Shares	Series E Shares	Series F Shares	Series G Shares	Common Stock Warrants
William E. Morrow	2,850,100	3,872,012	25,000	1,027	13,079	1,199	1,261	3,553	14,212

(25)	Includes the following shares:

	Series D Shares	Series E Shares	Series F Shares	Series G Shares	Common Stock Warrants
Norwest Equity Partners VII, L.P.	3,269,679	299,766	111,741	314,699	1,258,796

(26)	Includes the following shares:

Series A Shares
Morgan Stanley Dean Witter Equity Funding, Inc.	4,750,000
Originators Investment Plan, L.P.	250,000

(27)	Includes the following shares:

	Series A Shares	Series C Shares	Series F Shares
State Street Bank and Trust, Trustee of Dupont/Conoco Private Market Group Trust	4,315,577	11,987	135,475

(28)	Includes the following shares:

	Common Stock	Common Stock Options	Series A Shares	Series C Shares	Series F Shares	Series G Shares	Common Stock Warrants
Martha E. Smiley	1,010,000	2,608,412	—	—	—	—	—
Martha Smiley Ventures, Ltd.	—	—	125,000	5,137	4,073	11,473	45,892

(29)	Includes the following shares:

Common Stock Options
Andy Kever	2,410,163

(30)	Includes the following shares:

	Common Stock	Series A Shares	Series D Shares	Series E Shares	Series G Shares	Common Stock Warrants
Tipton Ross	1,685,000	460,000	13,078	1,199	40,545	162,180

(31)	Includes the following shares:

	Series A Shares	Series C Shares	Series F Shares
Boeing Co. Employee Retirement Plans Master Trust	2,157,788	5,994	67,737

(32)	Includes the following shares:

	Common Stock	Series A Shares	Series G Shares	Common Stock Warrants
Jerry L. James	1,800,000	31,000	2,650	10,600

(33)	Includes the following shares:

	Series A Shares	Series C Shares	Series F Shares	Series G Shares	Common Stock Warrants
James M. Hoak, Jr.	1,022,463	2,841	32,097	—	—
Hoak Ventures, Ltd.	—	—	—	92,950	371,800
James M. Hoak, Jr. Rollover IRA	172,623	480	5,419	—	—
James M. Hoak & Co.	28,892	80	906	—	—

(34)	Includes the following shares:

	Series A Shares	Series C Shares	Series F Shares	Series G Shares	Common Stock Warrants
Convergent Investors V, L.L.C.	1,000,000	41,099	32,591	91,788	367,152

(35)	Includes the following shares:

	Common Stock Options	Series H Preferred Stock Options
J Lyn Findley.	938,979	541,666

(36)	Includes the following shares:

	Series A Shares	Series C Shares	Series F Shares
HC Crown Corp.	1,294,673	3,596	40,642

(37)	Includes the following shares:

	Common Stock Options	Series H Preferred Stock Options
Richard R. Robuck.	758,955	541,666

(38)	Includes the following shares:

	Common Stock Options	Series H Preferred Stock Options
Kay Stroman.	666,294	591,666

(39)	Includes the following shares:

	Common Stock Options	Series H Preferred Stock Options
Mark Machen.	714,582	541,666

(40)	Includes the following shares:

	Common Stock	Series A Shares	Series C Shares	Series F Shares	Series G Shares	Common Stock Warrants
Robert W. Hughes	100,000	—	—	—	—	—
Hughes Family Partnership	—	150,000	83,333	—	19,947	79,788
Robert W. & M. Gail Hughes Living Trust	—	300,000	166,667	14,609	41,143	164,572

(41)	Includes the following shares:

	Common Stock	Series A Shares
John M. Saenz.	800,000	300,000

(42)	Includes the following shares:

	Common Stock Options	Series H Preferred Stock Options
Jared P. Benson.	740,443	187,500

(43)	Includes the following shares:

	Series A Shares	Series C Shares	Series F Shares
Citicorp North America, Inc.	863,115	2,397	27,096

(44)	Includes the following shares:

	Common Stock	Common Stock Options	Series H Preferred Stock Options
Brady Adams	20,000	324,190	541,666

(45)	Includes the following shares:

Common Stock Options
Eileen Kret	862,790

(46)	Includes the following shares:

	Common Stock	Common Stock Options	Series H Preferred Stock Options
Douglas T. Brannagan	5,000	520,695	270,833

(47)	Includes the following shares:

Common Stock
SKA Management, Inc.	750,000

(48)	Includes the following shares:

	Common Stock	Series A Shares	Series G Shares	Common Stock Warrants
Joe C. Ross	700,000	25,000	2,137	8,548

Directors and Executive Officers

The following table presents, as of March 15, 2008, information regarding the beneficial ownership of our common stock and preferred stock by each of our directors and NEOs and all of our directors and NEOs as a group:

	Common Stock		Preferred Stock
Name (1)	Number of Shares Beneficially Owned	Beneficial Ownership Percentage (2)	Number of Shares Beneficially Owned	Beneficial Ownership Percentage (2)	Total Voting Power (3)
Roy H. Chestnutt (4)	6,124,999	32.45%	2,333,333	*	1.34%
Michael Wilfley (5)	4,847,824	27.54%	1,379,697	*	1.06%
W.K.L. “Scott” Ferguson, Jr. (6)	4,389,185	26.70%	1,280,404	*	*
Jeffrey A. Brennan (7)	1,300,000	9.25%	800,000	*	*
Lawrence M. Schmeltekopf (8)	183,333	1.42%	108,333	*	*
Richard W. Orchard (9)	150,000	1.16%	75,000	*	*
Duncan Butler (10)	—	—	—	—	*
David Hull, Jr. (10)	—	—	—	—	*
John Hockin (11)	—	—	—	—	*
William Laverack (12)	—	—	—	—	*
All directors and NEOs as a group (10 persons)	16,995,341	58.51%	5,976,767	1.34%	3.63%
____________________________
*	Less than 1%.

(1)	The address of all directors and officers is c/o Grande Communications Holdings, Inc., 401 Carlson Circle, San Marcos, Texas 78666.

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

(3)
Reflects the beneficial ownership percentage of such person or group when both common stock and preferred stock vote together as a single class. Total voting power as of a particular date is calculated by dividing the number of common shares beneficially owned by such person by the sum of (i) the total number of shares of common stock outstanding, (ii) the total number of shares of preferred stock outstanding, and (iii) the number of securities which were not outstanding but which were subject to options, warrants, rights or conversion privileges held by such beneficial owner exercisable within 60 days of such date.

(4)
Includes 3,791,666 shares of common stock issuable upon exercise of common stock options and 2,333,333 shares of common stock issuable upon conversion of Series H preferred stock issuable upon exercise of Series H preferred stock options. All stock options are exercisable within 60 days of March 15, 2008.

(5)
Includes 3,432,863 shares of common stock issuable upon exercise of common stock options, 35,264 shares of common stock issuable upon exercise of common stock warrants, 110,947 shares of common stock issuable upon conversion of preferred stock and 1,268,750 shares of common stock issuable upon conversion of Series H preferred stock issuable upon exercise of Series H preferred stock options. All stock options and warrants are exercisable within 60 days of March 15, 2008.

(6)
Includes 700,000 shares of common stock, 2,405,113 shares of common stock issuable upon exercise of common stock options, 3,668 shares of common stock issuable upon exercise of common stock warrants, 11,654 shares of common stock issuable upon conversion of preferred stock and 1,268,750 shares of common stock issuable upon conversion of Series H preferred stock issuable upon exercise of Series H preferred stock options. All stock options and warrants are exercisable within 60 days of March 15, 2008.

(7)
Includes 500,000 shares of common stock issuable upon exercise of common stock options and 800,000 shares of common stock issuable upon conversion of Series H preferred stock issuable upon exercise of Series H preferred stock options. All stock options are exercisable within 60 days of March 15, 2008.

(8)
Includes 75,000 shares of common stock issuable upon exercise of common stock options and 108,333 shares of common stock issuable upon conversion of Series H preferred stock issuable upon exercise of Series H preferred stock options. All stock options are exercisable within 60 days of March 15, 2008.

(9)
Includes 75,000 shares of common stock issuable upon exercise of common stock options and 75,000 shares of common stock issuable upon conversion of Series H preferred stock issuable upon exercise of Series H preferred stock options. All stock options are exercisable within 60 days of March 15, 2008.

(10)
Each of Messrs. Butler and Hull is a managing director and on the investment committee of Holdings VI, Mr. Hull is a managing director and one of three general partners of Holdings V and is the Chief Executive Officer of Centennial Holdings I, L.L.C. (“Holdings I”), and Mr. Butler is a Senior Vice President of Holdings I.  Because all decisions of the various Centennial Ventures funds with respect to voting and disposing of the issuer’s shares are made by more than three persons acting by majority vote, neither Messrs. Butler and Hull should be deemed to have direct or indirect beneficial ownership over any of the shares or warrants to purchase shares of capital stock of the issuer beneficially owned by the various Centennial Ventures funds and each of them expressly disclaims any such beneficial ownership.

(11)
Shares are owned by the Whitney Funds.  Mr. Hockin is a former partner of Whitney & Co., an affiliate of the Whitney Funds. Mr. Hockin disclaims beneficial ownership of shares of our capital stock owned by the Whitney Funds.

(12)
Shares are owned by the Whitney Funds. Mr. Laverack is a managing member of the general partner of each of the Whitney Funds. Mr. Laverack may be deemed to share voting and dispositive power with respect to such shares. Mr. Laverack disclaims beneficial ownership of such shares except to the extent of his proportionate interest.

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

Securities Authorized for Issuance Under Equity Compensation Plan

The Company maintains the 2000 Stock Incentive Plan. The table below sets forth the following information as of December 31, 2007 for (i) all compensation plans previously approved by the Company’s shareholders and (ii) all compensation plans not previously approved by the Company’s shareholders:

(1)	the number of securities to be issued upon the exercise of outstanding options;

(2)	the weighted-average exercise price of such outstanding options; and

(3)	the number of securities remaining available for future issuance under the plans, other than securities to be issued upon the exercise of such outstanding options.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excludes Securities Reflected in First Column)
Equity compensation plan approved by stockholders—common stock (1)	51,228,618	$0.08	29,005,542
Equity compensation plan not approved by stockholders—common stock	—	—	—
Equity compensation plan approved by stockholders – Series H preferred stock (2)	27,775,000	0.10	2,225,000
Equity compensation plan not approved by stockholders – Series H preferred stock	—	—	—
Total	79,003,618		31,230,542

____________________________
(1)
Outstanding common stock options and common stock options available for future issuance that are designated as Executive Compensation Shares under the 2000 Stock Incentive Plan were 9,750,000 common stock options and 2,250,000 common stock options, respectively.

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

Transaction with Robert Hughes

Hughes Family Partnership, L.P. has invested in a real estate purchase and leaseback transaction between Hill Partners, Inc. and Grande Communications, Inc. pursuant to which Grande Communications, Inc. pays approximately $67,000 per month to Hill Partners. Robert Hughes, a stockholder and a former member of our board of directors, is the managing general partner of Hughes Family Partnership, L.P.

Director Independence

For information on the independence of our directors, please see “Directors, Executive Officers and Corporate Governance-Director Independence.”

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit fees include amounts billed for our annual audit, quarterly reviews and consultations related to the audit. Audit related fees include amounts billed for services rendered during the year ended December 31, 2006 and 2007 related to the debt filing and benefit plan audits. Tax services fees include amounts billed for services rendered during the year ended December 31, 2006 and 2007 for tax consulting and compliance. Other fees include amounts paid for research software.

	2006	2007
Audit Fees	$288,000	$280,000
Audit Related Fees	24,000	—
Tax Fees	29,500	26,000
	$341,500	$306,000

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

Under the terms of our audit committee charter, all audit and permitted non-audit services to be performed by our independent auditors must be pre-approved in advance by our audit committee. Our audit committee approved all of the permitted non-audit services performed by our independent auditors in 2006 and 2007. For a copy of our audit committee charter, please visit our website at www.grandecom.com/about_Grande/investor_relations/corporate_governance.php.

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

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of Grande Communications Holdings, Inc. (previously filed as exhibit 3.1 to Form 10-K dated March 31, 2006).

3.2	Bylaws of Grande Communications Holdings, Inc. (previously filed as exhibit 3.2 to Form S-1 dated May 18, 2004).

3.3	Amendment No. 1 to Bylaws of Grande Communications Holdings, Inc. (previously filed as exhibit 3.3 to Form 10-Q dated November 5, 2004).

3.4	Amendment No. 2 to Bylaws of Grande Communications Holdings, Inc. (previously filed as exhibit 3.4 to Form 10-K dated March 31, 2006).

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

4.5	Form of 14% Senior Secured Notes due 2011 issued in connection with March 2007 private placement (previously filed as exhibit 4.5 to Form 10-K dated March 31, 2006).

4.6
Supplemental Indenture, dated as of July 18, 2007, by and among Grande Communications Holdings, Inc., the Guarantor named therein and U.S. Bank National Association (previously filed as exhibit 10.1 to Form 8-K dated July 18, 2007).

10.1	Grande Communications Holdings, Inc. Second Amended and Restated 2000 Stock Incentive Plan (previously filed as exhibit 10.1 to Form 8-K dated October 30, 2006).

10.2+	Employment Agreement dated January 26, 2006 by and between Grande Communications Networks, Inc. and Roy H. Chestnutt (previously filed as exhibit 10.3 to Form 10-K dated March 31, 2006).

10.3
Fifth Amended and Restated Investor Rights Agreement dated December 12, 2005 by and among Grande Communications Holdings, Inc., Current Investors, Founders and New Investors (previously filed as exhibit 10.4 to Form 10-K dated March 31, 2006).

10.4	Lease Agreement between Grande Communications Networks, Inc. and GRC (TX) Limited Partnership, dated August 7, 2003 (previously filed as exhibit 10.5 to Form S-1 dated May 18, 2004).

Exhibit No.	Description

10.5+
Amendment to Employment Agreement, entered into as of June 28, 2006, by and between Grande Communications Networks, Inc. and Roy H. Chestnutt (previously filed as exhibit 10.1 to Form 8-K dated July 3, 2006).

10.6+
Employment Agreement, entered into as of June 28, 2006, by and between Grande Communications Networks, Inc. and W.K.L. “Scott” Ferguson, Jr. (previously filed as exhibit 10.1 to Form 8-K dated July 5, 2006).

10.7+	Employment Agreement, entered into as of June 28, 2006, by and between Grande Communications Networks, Inc. and Michael Wilfley (previously filed as exhibit 10.2 to Form 8-K dated July 5, 2006).

10.8+	Form of Incentive Stock Option Agreement (Common Stock - Regular) (previously filed as exhibit 10.4 to Form 8-K dated July 5, 2006).

10.9+	Form of Incentive Stock Option Agreement (Common Stock - Executive Compensation Shares) (previously filed as exhibit 10.5 to Form 8-K dated July 5, 2006).

10.10+	Form of Incentive Stock Option Agreement (Series H Preferred Stock) (previously filed as exhibit 10.6 to Form 8-K dated July 5, 2006).

10.11+	Form of Nonqualified Stock Option Agreement (Common Stock - Regular) (previously filed as exhibit 10.7 to Form 8-K dated July 5, 2006).

10.12+	Form of Nonqualified Stock Option Agreement (Common Stock - Executive Compensation Shares) (previously filed as exhibit 10.8 to Form 8-K dated July 5, 2006).

10.13+	Form of Nonqualified Stock Option Agreement (Series H Preferred Stock) (previously filed as exhibit 10.9 to Form 8-K dated July 5, 2006).

10.14
Schedule No. 05, dated May 2, 2007, between Varilease Finance, Inc. as Secured Party, and Grande Communications Holdings, Inc., as Co-Debtor and Grande Communications Networks, Inc. as Co-Debtor to the Master Lease Agreement dated as of March 14, 2006 between Varilease Finance, Inc., Grande Communications Holdings, Inc. and Grande Communications Networks, Inc. (previously filed as exhibit 10.17 to Form Post Effective Amendment No. 3 to Form S-1 dated May 23, 2007).

10.15
Purchase Agreement dated July 6, 2007 by and among Grande Communications Holdings, Inc., Grande Communications Networks, Inc., Goldman, Sachs & Co., Highland Crusader Offshore Partners, L.P., Communications Media Advisors, LLC and Highland Capital Management, L.P. (previously filed as exhibit 10.1 to Form 8-K dated July 11, 2007).

10.16+*	Second Amendment to Employment Agreement, entered into as of February 5, 2008, by and between Grande Communications Networks, Inc. and Roy H. Chestnutt.

10.17+*	Amendment to Employment Agreement, entered into as of February 5, 2008, by and between Grande Communications Networks, Inc. and W.K.L. “Scott” Ferguson, Jr.

10.18+*	Amendment to Employment Agreement, entered into as of February 5, 2008, by and between Grande Communications Networks, Inc. and Michael Wilfley.

21	Subsidiaries of Registrant (previously filed as exhibit 21 to Form 10-K dated March 31, 2007).

23.1*	Consent of Ernst & Young LLP.

24*	Power of Attorney of Grande Communications Holdings, Inc. (included on signature page).

31.1*	Certification pursuant to Section 302 of the Sabanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.1*	Written Statement of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
____________________________
*	Filed herewith.

+	Management compensatory plan or agreement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Grande Communications Holdings, Inc. (Registrant)

Date: March 31, 2008	By:	/s/ ROY H. CHESTNUTT
Roy H. Chestnutt
President, Chief Executive Officer, and Chairman of the Board
(Duly Authorized Officer and Principal Executive Officer)

Date: March 31, 2008	By:	/s/ MICHAEL L. WILFLEY
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

Signature	Title	Date

/s/ ROY H. CHESTNUTT	President, Chief Executive Officer (Principal Executive Officer)	March 31, 2008
Roy H. Chestnutt	and Chairman of the Board of Directors

/s/ MICHAEL L. WILFLEY	Chief Financial Officer (Principal Financial Officer	March 31, 2008
Michael L. Wilfley	and Principal Accounting Officer)

/s/ DUNCAN T. BUTLER	Director	March 31, 2008
Duncan T. Butler

/s/ JOHN C. HOCKIN	Director	March 31, 2008
John C. Hockin

/s/ DAVID C. HULL, JR.	Director	March 31, 2008
David C. Hull, Jr.

/s/ WILLIAM LAVERACK, JR.	Director	March 31, 2008
William Laverack, Jr.

/s/ RICHARD W. ORCHARD	Director	March 31, 2008
Richard W. Orchard

/s/ LAWRENCE M. SCHMELTEKOPF	Director	March 31, 2008
Lawrence M. Schmeltekopf

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

GRANDE COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARY
AS OF DECEMBER 31, 2006 AND 2007 AND FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2007

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of
Grande Communications Holdings, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of Grande Communications Holdings, Inc. and Subsidiary as of December 31, 2006 and 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Grande Communications Holdings, Inc. and its Subsidiary as of December 31, 2006 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2006, the Company adopted Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123(R), “Shared Based Payment.”

/s/    Ernst & Young LLP

March 26, 2008
Austin, Texas

GRANDE COMMUNICATIONS HOLDINGS, INC. & SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,
	2006	2007
Assets
Current assets:
Cash and cash equivalents, net of restricted cash of $2,889 and $3,129	$43,948	$48,138
Accounts receivable, net of allowance for doubtful accounts of $1,193 and $1,138	17,241	17,793
Prepaid expenses	1,823	1,867
Total current assets	63,012	67,798
Property, plant and equipment, net of accumulated depreciation of $261,485 and $313,526	271,939	249,310
Intangible assets, net of accumulated amortization of $753 and $1,417	1,748	1,398
Debt issue costs, net	5,115	4,255
Restricted cash and other assets	3,227	3,482
Total assets	$345,041	$326,243

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$11,981	$13,809
Accrued liabilities	14,556	15,328
Accrued interest payable	5,880	6,755
Deferred revenue	6,546	6,996
Current portion of long-term debt	9	1,612
Current portion of capital lease obligations	3,859	3,548
Total current liabilities	42,831	48,048
Deferred rent	1,268	1,228
Deferred revenue	4,551	4,377
Capital lease obligations, net of current portion	16,634	13,592
Long term debt, net of current portion	160,797	189,994
Total liabilities	226,081	257,239
Stockholders’ equity:
Senior series preferred stock:
Series G preferred stock, $0.001 par value per share; 34,615,384 shares authorized, 34,615,330 shares issued and outstanding; liquidation preference of $134,999,787	35	35
Junior series preferred stock:
Series A preferred stock, $0.001 par value per share; 232,617,839 shares authorized, 232,617,838 shares issued and outstanding; liquidation preference of $232,617,838	233	233
Series B preferred stock, $0.001 par value per share; 20,833,333 shares authorized, issued and outstanding; liquidation preference of $25,000,000	21	21
Series C preferred stock, $0.001 par value per share; 30,000,000 shares authorized, 17,005,191 shares issued and outstanding; liquidation preference of $20,406,229	17	17
Series D preferred stock, $0.001 par value per share; 115,384,615 shares authorized, 114,698,442 shares issued and outstanding; liquidation preference of $149,107,975	115	115
Series E preferred stock, $0.001 par value per share; 8,000,000 shares authorized, 7,999,099 shares issued and outstanding; liquidation preference of $19,997,748	8	8
Series F preferred stock, $0.001 par value per share; 12,307,792 shares authorized, 11,758,278 shares issued and outstanding; liquidation preference of $15,285,761	12	12
Series H preferred stock, $0.001 par value per share; 30,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value per share; 828,835,883 shares authorized, 13,091,140 and 13,175,940 shares issued, 12,591,140 and 12,675,940 shares outstanding, as of December 31, 2006 and 2007, respectively	13	13
Additional paid-in capital	508,736	509,312
Treasury stock, at cost	(5)	(5)
Accumulated deficit	(390,225)	(440,757)
Total stockholders’ equity	118,960	69,004
Total liabilities and stockholders’ equity	$345,041	$326,243

The accompanying notes are an integral part of these consolidated financial statements.

GRANDE COMMUNICATIONS HOLDINGS, INC. & SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	For the year ended December 31,
	2005	2006	2007
Operating revenues	$194,731	$189,867	$197,146
Operating expenses:
Cost of revenues (excluding depreciation and amortization)	72,515	63,931	68,348
Selling, general and administrative	95,992	97,826	93,717
Depreciation and amortization	59,507	56,037	56,752
Total operating expenses	228,014	217,794	218,817
Operating loss	(33,283)	(27,927)	(21,671)
Other income (expense):
Interest income	709	1,546	1,670
Interest expense, net of capitalized interest	(18,801)	(23,970)	(29,012)
Other income (expense)	750	—	(472)
Gain on disposal of assets	431	2,353	76
Goodwill impairment	(39,576)	(93,639)	—
Total other income (expense)	(56,487)	(113,710)	(27,738)
Loss before income tax expense	(89,770)	(141,637)	(49,409)
Income tax expense	—	—	(1,123)
Net loss	$(89,770)	$(141,637)	$(50,532)
Basic and diluted net loss per share	$(7.21)	$(11.30)	$(4.01)
Basic and diluted weighted average common shares outstanding	12,458	12,530	12,610

The accompanying notes are an integral part of these consolidated financial statements.

GRANDE COMMUNICATIONS HOLDINGS, INC. & SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

					Additional			Total
	Preferred Stock		Common Stock		Paid-in	Treasury	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Equity
Balance as of December 31, 2004	439,527	$441	12,920	$13	$508,313	$(5)	$(158,818)	$349,944
Exercise of common stock options	—	—	70	—	31	—	—	31
Amortization of non-qualified options	—	—	—	—	2	—	—	2
Net loss	—	—	—	—	—	—	(89,770)	(89,770)
Balance as of December 31, 2005	439,527	441	12,990	13	508,346	(5)	(248,588)	260,207
Exercise of common stock options	—	—	101	—	13	—	—	13
Stock compensation	—	—	—	—	377	—	—	377
Net loss	—	—	—	—	—	—	(141,637)	(141,637)
Balance as of December 31, 2006	439,527	441	13,091	13	508,736	(5)	(390,225)	118,960
Exercise of common stock options	—	—	85	—	3	—	—	3
Stock compensation	—	—	—	—	573	—	—	573
Net loss	—	—	—	—	—	—	(50,532)	(50,532)
Balance as of December 31, 2007	439,527	$441	13,176	$13	$509,312	$(5)	$(440,757)	$69,004

The accompanying notes are an integral part of these consolidated financial statements.

GRANDE COMMUNICATIONS HOLDINGS, INC. & SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the year ended December 31,
	2005	2006	2007
Cash flows from operating activities:
Net loss	$(89,770)	$(141,637)	$(50,532)
Adjustment to reconcile net loss to net cash provided by operating activities:
Depreciation	55,266	55,775	56,335
Amortization of intangible assets	4,241	262	417
Amortization of deferred financing costs	978	1,000	1,025
Provision for bad debts	5,262	3,514	3,301
Amortization of debt discounts/premiums	827	1,109	1,237
Non-cash compensation expense	29	377	573
Net gain on sale of assets	(431)	(2,353)	(76)
Goodwill impairment	39,576	93,639	—
Changes in operating assets and liabilities:
Accounts receivable	(3,195)	(1,848)	(3,853)
Prepaid expenses and other assets	1,597	781	(299)
Accounts payable	1,192	(1,432)	1,377
Accrued liabilities and interest payable	(1,302)	103	1,647
Deferred revenue	295	112	629
Deferred rent	230	285	(40)
Net cash provided by operating activities	14,795	9,687	11,741
Cash flows from investing activities:
Purchases of property, plant and equipment	(48,226)	(30,886)	(35,290)
Proceeds from sale of assets	1,151	3,274	638
Proceeds from sales tax refunds	—	922	1,130
Maturities of short term investments	20,000	350	—
Purchases of short term investments	(350)	—	—
Other investing activity	(964)	(47)	(67)
Net cash used in investing activities	(28,389)	(26,387)	(33,589)
Cash flows from financing activities:
Net proceeds from borrowings	—	30,581	30,054
Proceeds from sale leaseback arrangement	—	7,373	—
Payments of long-term debt and capital lease obligations	(766)	(3,193)	(4,305)
Deferred financing costs	6	(86)	(165)
Net borrowings (repayments) on zero-balance cash account	(153)	(758)	451
Other financing activity	31	12	3
Net cash provided by (used in) financing activities	(882)	33,929	26,038
Net change in cash and cash equivalents	(14,476)	17,229	4,190
Cash and cash equivalents, beginning of year	41,195	26,719	43,948
Cash and cash equivalents, end of year	$26,719	$43,948	$48,138
Non-cash investing and financing activity:
Capital lease obligations	$1,364	$8,341	$461

Supplemental disclosure:
Cash paid for interest	$19,040	$22,886	$26,502
Cash paid for franchise taxes	$177	$180	$—

The accompanying notes are an integral part of these consolidated financial statements.

GRANDE COMMUNICATIONS HOLDINGS, INC. & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Background and Basis of Presentation

The primary business of Grande Communications Holdings, Inc. and its consolidated subsidiary, Grande Communications Networks, Inc. (collectively, the “Company”) is providing a bundled package of cable television (“video”), telephone (“voice”), and broadband Internet (“HSD”) and other services to residential and small and medium sized business customers in Texas. The Company provides these services in seven markets in the state of Texas using local broadband networks that the Company constructed. In addition, the Company provides broadband transport services to medium and large enterprises and communication carriers.  The Company also provides network services by offering telecommunications and HSD products to medium and large enterprises and communication carriers within wholesale markets.

The accompanying consolidated financial statements of the Company have been prepared in conformity with U.S. generally accepted accounting principles. The consolidated financial statements include the accounts of Grande Communications Holdings, Inc.’s wholly owned subsidiary. All inter-company transactions and balances have been eliminated.

Certain reclassifications have been made to prior year amounts to conform to current year classifications. Accrued interest payable is presented separately in the accompanying consolidated balance sheets instead of being included in accrued liabilities. This change in presentation resulted in an increase in accrued interest payable and a decrease in accrued liabilities of $5.9 million as of December 31, 2006.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash and cash equivalents.

As a result of the Company’s cash management system, checks issued but not presented to the banks for payment may create negative book cash balances (zero-balance accounts). Such negative balances are included in accounts payable and total $3.5 million and $4.0 million as of December 31, 2006 and 2007, respectively.

The Company has entered into letter of credit agreements that restrict the use of cash. This restricted cash consists of cash maintained in a money market bank account. Restricted cash was approximately $2.9 million and $3.1 million as of December 31, 2006 and 2007, respectively, and is included as a component of other assets in the accompanying consolidated balance sheets.

Accounts Receivable

Accounts receivable are recorded at their net realizable values. The Company uses estimates to determine the allowance for doubtful accounts and records an accounts receivable reserve for known collectibility issues, as such issues relate to specific transactions or customer balances. These estimates are based on historical collection experience, current trends, credit policy and a percentage of the Company’s customer accounts receivable. In determining these percentages, the Company looks at historical write-offs of the receivables. The Company writes off accounts receivable when it becomes apparent based upon age or customer circumstances that such amounts will not be collected.

Property, Plant and Equipment

The Company’s industry is capital intensive and a large portion of the Company’s resources is spent on capital activities associated with building our network. Property, plant and equipment reflects the original cost of acquisition or construction, including costs associated with network construction and initial customer installations. Direct labor costs directly associated with capital projects are capitalized. The Company capitalizes direct labor costs associated with personnel based upon allocations of time devoted to network construction and customer installation activities. Costs capitalized as part of initial customer installations include materials, direct labor, and certain indirect costs. These indirect costs are associated with the activities of personnel who assist in connecting and activating the new service and consist of compensation and overhead costs associated with these support functions. Capitalized internal direct labor and overhead costs were approximately $10.6 million, $8.3 million and $8.5 million, during the years ended December 31, 2005, 2006 and 2007, respectively. Capitalized labor and overhead costs are depreciated along with the physical assets to which they relate, which have lives of three to ten years depending on the type of asset.

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

Goodwill

The Company follows the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets (SFAS 142), which recognizes that since goodwill and certain intangible assets may have indefinite useful lives, these assets are not amortized but are to be evaluated at least annually for impairment.

The Company used a two-step process to test for impairment of the carrying value of goodwill in accordance with SFAS 142. The first step of the process compared the fair value of each reporting unit with the carrying value of the reporting unit, including any goodwill. The Company utilized discounted cash flow and other valuation methodologies to determine the fair value of each reporting unit. If the fair value of each reporting unit exceeded the carrying amount of the reporting unit, goodwill is deemed not to be impaired in which case the second step in the process is unnecessary. If the carrying amount exceeded fair value, the Company performed the second step to measure the amount of impairment. Any impairment is measured by comparing the implied fair value of goodwill, calculated per SFAS 142, with the carrying amount of goodwill at the reporting unit, with the excess of the carrying amount over the fair value recognized as an impairment. During 2005 and 2006, the annual goodwill impairment tests resulted in an impairment of $39.6 million and $93.6 million, respectively, and as a result, all goodwill was written off as of December 31, 2006.

Intangible Assets

Intangible assets are accounted for in accordance with SFAS 142.  The Company classifies intangible assets as definite-lived or indefinite-lived intangible assets. As of December 31, 2007, definite-lived intangibles include multiple family dwelling unit (“MDU”) exclusive access rights, which are amortized over the respective lives of the agreements, typically seven to eighteen years. The Company periodically reviews the appropriateness of the amortization periods related to its definite-lived assets. The Company does not currently have any intangible assets classified as indefinite-lived.

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

During the year ended December 31, 2005, the Company recognized a $1.8 million impairment related to a franchise fee intangible asset. Refer to Footnote No. 5 “Intangible Assets” for further discussion of the impairment. There were no impairments recognized on other definite-lived intangible assets during 2006 or 2007.

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

Revenue Recognition

Revenue from residential and small and medium sized business customers is principally derived from bundled packages of video, voice, HSD and other services.  Bundled services revenue consists of fixed monthly fees and usage based fees for long distance service and is recorded as revenue in the period the service is provided.  Revenues are recognized when services are provided, regardless of the period in which they are billed.  Amounts billed in advance are reflected in the balance sheet as deferred revenue and are deferred until the service is provided.  Installation revenues obtained from bundled service connections are recognized in accordance with SFAS No. 51, Financial Reporting by Television Cable Companies, as the connections are completed since installation revenues recognized are less than the related direct selling costs.  Installation costs are included in property, plant, and equipment and depreciated over the estimated life of communications plant.  Local governmental authorities impose franchise fees on the majority of the Company’s franchises of up to a federally mandated maximum of 5% of annual gross revenues derived from the operation of the cable television system to provide cable television services, as provided in the franchise agreements. Such fees are collected on a monthly basis from the Company’s customers and periodically remitted to local franchise authorities. Franchise fees collected and paid of approximately $2.2 million, $2.5 million, and $2.9 million during the years ended December 31, 2005, 2006, and 2007, respectively, are reported as revenues and cost of revenues, respectively. The Federal Communications Commissions imposes a tax on long distance calls to fund telephone service for the poor, and to support telecommunications services for libraries, schools, and rural health care providers.  Such taxes are collected on a monthly basis from the Company’s customers and periodically remitted to the Universal Service Fund (“USF”).  Sales and other taxes imposed by governmental authorities are also collected on a monthly basis from the Company’s customers and periodically remitted to governmental authorities. Revenue is presented net of the applicable USF, sales and other taxes.

Revenue from broadband transport services is principally derived from providing medium and large enterprises and communication carriers with access to the Company’s metro area networks and point-to-point circuits on the Company’s long-haul fiber optic network.  Revenue from network services is principally derived from switched carrier services and managed modem services.  Broadband transport and network services revenue consists of fixed monthly fees and usage based fees and is recorded as revenue in the period the service is provided.  Amounts billed in advance are reflected in the balance sheet as deferred revenue and are deferred until the service is provided.  Revenue also includes upfront non-recurring fees for construction, installation and configuration services that are deferred and recognized over the related service contract period.

In instances where multiple deliverables are sold contemporaneously to the same counterparty, the Company follows the guidance in EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, and SEC Staff Accounting Bulletin No. 104, Revenue Recognition. Specifically, if the Company enters into sales contracts for the sale of multiple products or services, then the Company evaluates whether it has objective fair value evidence for each deliverable in the transaction. If the Company has objective fair value evidence for each deliverable of the transaction, then it accounts for each deliverable in the transaction separately, based on the revenue recognition policies outlined above. The residual method is used when no fair value is available for the deliverable. For example, this would occur when the Company enters into an agreement for service that includes the Company providing equipment in connection with the service and the subscriber paying an installation fee as well as monthly charges. Because the Company is providing both a product and a service, revenue is allocated to the product and monthly subscription service based on relative fair value and revenue is allocated to installation services using the residual method. To date, product revenues have not been significant.

Advertising Costs

The Company expenses all advertising costs as incurred. Total advertising expense for 2005, 2006 and 2007 was approximately $3.3 million, $2.6 million and $2.5 million, respectively, and is reflected as a component of selling, general and administrative expense in the accompanying consolidated statements of operations.

Debt Issuance Costs

Debt issuance costs are amortized over the life of the related indebtedness using a method that approximates the effective interest method. Amortization expense related to debt issuance costs charged to interest expense was approximately $1.0 million in each year ended December 31, 2005, 2006 and 2007.

Income Taxes

The Company utilizes the liability method of accounting for income taxes, as set forth in SFAS No. 109, Accounting for Income Taxes. Under the liability method, deferred taxes are determined based on the difference between the financial and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse (see Note 7).

Effective January 1, 2007, the state of Texas changed its method of taxation from a franchise tax, which was based on taxable capital, to a tax based on gross margin.  This change resulted in a different financial statement presentation of the tax to the state of Texas.  Prior to January 1, 2007, the Texas franchise tax expense was included as a component of selling, general and administrative expense in the accompanying condensed consolidated statements of operations.  The gross margin tax is presented as income tax expense during the year ended December 31, 2007.

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

For the years ended December 31, 2005, 2006 and 2007, the Company reported a net loss, therefore, the following equivalent shares of common stock were not included in the computation of diluted EPS, as their effect was anti-dilutive:

	2005	2006	2007
Convertible preferred stock	439,527,511	439,527,511	439,527,511
Common stock warrants	150,586,160	59,575,248	152,107,016
Common stock options	50,871,494	51,967,818	51,557,894
Series H preferred stock options	—	13,479,726	27,514,521
Total anti-dilutive shares	590,113,671	499,102,759	439,527,511

Stock Based Compensation

As of December 31, 2007, the Company has a stock-based employee compensation plan, which is described more fully in Note 9. Prior to January 1, 2006, the Company accounted for the plan under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation. No stock-based employee compensation cost was recognized in the Consolidated Statement of Operations for the year ended December 31, 2005, as all options granted under those plans had an exercise price equal to the fair value of the underlying common stock on the date of grant. Prior to the adoption of SFAS No. 123(R), Share-Based Payment (“SFAS 123(R)”), the Company used the minimum value method of measuring stock options for the pro forma disclosure under SFAS 123. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123(R), using the prospective transition method. Under that transition method, compensation cost recognized in 2006 and 2007 includes compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Results for prior periods have not been restated. Compensation expense calculated under SFAS 123(R) is amortized to compensation expense on a straight-line basis over the vesting period of the underlying stock option grants.

Fair Value of Financial Instruments

The carrying amounts reflected in the balance sheets for cash, cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value due to the short-term nature of the instruments. Fair value of the following debt instruments was estimated based on trading activity for the senior notes and borrowing rates currently available to the Company for equipment financing with similar terms and maturities:

	December 31, 2006		December 31, 2007
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in millions)
14% Senior Notes	$160.8	$179.8	$188.0	$194.7
Equipment financing	—	—	3.6	3.6

Recent Accounting Pronouncements

Business Combinations

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations (“SFAS 141(R)”). SFAS 141(R) will significantly change the accounting for business combinations. Under SFAS 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS 141(R) will change the accounting treatment for certain specific acquisition related items including: (1) expensing acquisition related costs as incurred; (2) valuing noncontrolling interests at fair value at the acquisition date; and (3) expensing restructuring costs associated with an acquired business. SFAS 141(R) also includes a substantial number of new disclosure requirements. SFAS 141(R) is to be applied prospectively to business combinations for which the acquisition date is on or after January 1, 2009. The Company expects SFAS 141(R) will have an impact on the Company’s accounting for future business combinations once adopted but the effect is dependent upon the acquisitions that are made in the future.

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in applying generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies whenever an entity is measuring fair value under other accounting pronouncements that require or permit fair value measurement. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, however the FASB provided a one year deferral for implementation of the standard for non-financial assets and liabilities. The Company does not expect the adoption of SFAS 157 to have a material impact on the consolidated financial statements.

In February 2006, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. SFAS 159 was effective for us on January 1, 2008. The Company did not apply the fair value option therefore; SFAS 159 did not have an impact on the consolidated financial statements.

3. Allowance for Doubtful Accounts

The activity in the Company’s allowance for doubtful accounts for the years ending December 31, 2005, 2006 and 2007 was as follows:

	Balance at Beginning of Year	Charged to Costs and Expenses	Write-offs	Balance at End of Year
	(in thousands)
2005	$2,506	$5,262	$(6,326)	$1,442
2006	1,442	3,514	(3,763)	1,193
2007	1,193	3,301	(3,356)	1,138

4. Property, Plant and Equipment

Property, plant and equipment consist of the following as of December 31, 2006 and 2007:

	2006	2007
	(in thousands)
Communications plant	$425,583	$455,145
Computer equipment	6,377	6,517
Software, including general purpose and network	29,857	31,491
Buildings, leasehold improvements and land	4,512	4,487
Furniture, fixtures and vehicles	4,127	4,308
Other equipment	23,095	23,937
Assets under capital leases	24,738	24,668
Construction in process	6,509	3,534
Construction inventory	8,626	8,749
	533,424	562,836
Less—accumulated depreciation	(261,485)	(313,526)
Property, plant and equipment, net	$271,939	$249,310

5. Intangible Assets

Definite-lived intangible assets consist of the following as of December 31, 2006 and 2007 (in thousands):

		2006		2007
	Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
MDU exclusive access rights	7 – 18 years	$2,501	$(753)	$2,815	$(1,417)

During the year ended December 31, 2005 the Company recognized a $1.8 million impairment related to a franchise fee intangible asset.  No impairments were recognized during 2006 or 2007.

Amortization expense was $4.2 million, $0.3 million and $0.4 million for the years ending December 31, 2005, 2006 and 2007, respectively. The 2005 amortization expense was primarily related to the acquisition related subscriber base intangible that was fully amortized during 2005 and the $1.8 million impairment related to the franchise fee intangible. The weighted average remaining life for the MDU exclusive access rights intangible asset is approximately 6 years. Amortization expense associated with the net carrying value of definite-lived intangible assets is estimated to be $0.2 million in 2008 through 2012.

6. Accrued Liabilities

Accrued liabilities consist of the following as of December 31, 2006 and 2007:

	2006	2007
	(in thousands)
Accrued property taxes	$4,073	$4,405
Accrued compensation	2,613	2,801
Accrued taxes—other	2,108	2,662
Accrued programming	2,205	2,587
Accrued other	3,557	2,873
Accrued liabilities	$14,556	$15,328

7. Income Taxes

As of December 31, 2007, the Company had federal net operating loss carry-forwards of approximately $418 million. The net operating loss carry-forwards will expire beginning in 2020 if not utilized.

Utilization of the net operating losses may be subject to a substantial annual limitation due to the “change in ownership” provisions of the Internal Revenue Code of 1986. The annual limitation may result in the expiration of net operating losses before utilization.

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of deferred tax assets and liabilities as of December 31, 2006 and 2007 are as follows:

	2006	2007
	(in thousands)
Deferred tax assets:
Amortizable assets	$7,979	$6,254
Deferred revenue	1,755	1,824
Other	83	48
Capital lease	6,187	5,524
Deferred rent	444	430
Reserves	683	674
Net operating loss carryforwards	129,926	152,679
Total deferred tax assets	147,057	167,433
Deferred tax liabilities:
Amortizable assets	—	—
Depreciable assets	20,789	18,189
Total deferred tax liabilities	20,789	18,189
Net deferred tax asset	126,268	149,244
Less-valuation allowance	(126,268)	(149,244)
Total deferred taxes	$—	$—

The Company has established a valuation allowance equal to the net deferred tax asset due to uncertainties regarding the realization of the deferred tax asset based on the Company’s lack of earnings history. The valuation allowance increased approximately $23 million during the year ended December 31, 2007.

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting and disclosure for uncertainty in tax positions, as defined. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. The Company adopted the provisions of FIN 48 as of January 1, 2007, and has reviewed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The Company has identified its federal tax return and its state tax returns in Texas as “major” tax jurisdictions, as defined. The only periods subject to examination for the Company’s federal tax returns are the 2004 through the 2007 tax years. The periods subject to examination for the Company’s state tax returns in Texas are years 2003 through 2007. The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on the Company’s financial condition, results of operations, or cash flow. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48.

As discussed in Note 2, effective January 1, 2007, the State of Texas changed its method of taxation from a franchise tax, which was based on taxable capital, to a tax based on gross margin. This change significantly reduced the Company’s ability to utilize its net operating loss carryforwards in future periods under the Texas gross margin tax.

The Company’s provision for income taxes differs from the expected tax expense (benefit) amount computed by applying the statutory federal income tax rate of 35% to loss before income taxes primarily as a result of the following for the years ended December 31:

	2005	2006	2007
	(in thousands)
Computed at federal statutory rate	$(31,372)	$(49,468)	$(17,293)
State taxes, net of federal benefit	(2,682)	(1,415)	730
Impact of change in state tax law	—	9,688	(5,191)
Permanent items and other	1,054	(3,292)	(99)
Impairment of nondeductible goodwill	—	32,774	—
Valuation allowance	33,000	11,713	22,976
Provision (benefit) for income taxes	$—	$—	$1,123

8. Long Term Debt

Long-term debt consists of the following as of December 31, 2006 and 2007:

	2006	2007
	(in thousands)
14% senior notes	$168,000	$193,000
Equipment financing	—	3,572
Other	33	24
	168,033	196,596
Less-current portion	(9)	(1,612)
Long-term debt	168,024	194,984
Discounts and premiums, net	(7,227)	(4,990)
Long-term debt, net of discounts and premiums	$160,797	$189,994

14% Senior Secured Notes

Long-term Debt. In March 2004, the Company completed a private placement offering for 136,000 units each consisting of (1) $1,000 of senior notes due April 1, 2011 and (2) a warrant to purchase 100.336 shares of common stock. See the discussion of the warrants in footnote No. 9 below. The senior notes accrue interest at the rate of 14% per annum with the interest payable semi-annually in cash in arrears on April 1 and October 1. The senior notes are governed by the indenture between the Company and U.S. Bank National Association, as Indenture Trustee, dated March 23, 2004 (“Indenture”).

In March 2006, the Company raised net proceeds of approximately $30.5 million in a private placement of an additional $32.0 million in aggregate principal amount of senior notes. These additional notes were issued under the Indenture and are part of the same series of senior notes as those issued in March 2004.

On July 18, 2007, the Company completed a private placement offering of an additional $25 million in aggregate principal amount of senior notes for gross proceeds of approximately $26.0 million including a premium on issuance of $1.0 million.  These additional senior notes were issued under the Indenture and are part of the same series of senior notes as those issued in March 2004 and 2006.  The holders of a majority of the outstanding principal balance of the senior notes consented to the amendment of the Indenture to allow the Company to complete this issuance and the Company entered into a Supplemental Indenture to reflect this amendment on July 18, 2007.

Grande Communications Holdings, Inc.’s subsidiary, Grande Communications Networks, Inc., (the “Subsidiary Guarantor”), has unconditionally guaranteed, jointly and severally, the payment of the principal, premium and interest (including any additional interest on the senior notes) on a senior secured basis.

The senior notes and the Subsidiary Guarantor’s guarantees thereof are secured by a first priority perfected security interest, subject to certain permitted encumbrances, in substantially all of the subsidiary’s property and assets, including substantially all of its property, plant and equipment.

The senior notes may be redeemed, at the Company’s election, as a whole or from time to time in part, at any time after April 1, 2008, upon not less than 10 nor more that 60 days’ notice to each holder of notes to be redeemed, subject to the conditions and at the redemption prices (expressed as percentages of principal amount) set forth below, together with accrued and unpaid interest and Liquidating Damages (as defined in the Indenture), if any, to the applicable redemption date.

Year	Percentage
2008	107.00%
2009	103.50%
2010 and thereafter	100.00%

If the Company experiences specific kinds of change of control events, each holder of senior notes may require us to repurchase all or any portion of such holder’s senior notes at a purchase price equal to 101% of the principal amount of the senior notes, plus accrued and unpaid interest to the date of repurchase.

The Indenture contains covenants that, among other things, limit the Company’s ability to:

•	incur additional indebtedness, issue disqualified capital stock (as defined in the Indenture) and, in the case of restricted subsidiaries, issue preferred stock;

•	create liens on assets;

•	pay dividends on, redeem or repurchase capital stock or make other restricted payments;

•	make investments in other companies;

•	enter into transactions with affiliates;

•	enter into sale and leaseback transactions;

•	sell or make dispositions of assets;

•	place restrictions on the ability of restricted subsidiaries to pay dividends or make other payments to us; and

•	engage in certain business activities.

In addition, the Indenture contains a covenant restricting capital expenditures relating to the build-out of new or additional parts of the network if such expenditures would result in us having less than $20 million in cash and cash equivalents.

The Indenture also contains customary events of default, including nonpayment of principal or interest, violations of covenants, cross default and cross acceleration to certain other indebtedness and material judgments and liabilities.

The senior notes were issued with original offering discounts of $5.8 million in 2004 and $1.4 million in 2006 and at a premium of $1.0 million in 2007. These discounts and premiums are being amortized to interest expense using the effective interest method over the term of the underlying notes. Net amortization of discounts and premiums was $0.8 million, $1.1 million, and $1.2 million in 2005, 2006, and 2007, respectively.

The Company incurred debt issuance costs related to these units of $6.4 million in 2004, $0.1 million in 2006 and $0.2 million in 2007. Amortization of debt issuance costs was $1.0 million in 2005, 2006, and 2007.

Equipment Financing

During 2007, the Company completed equipment financing of $4.1 million with a term of 24 months, which was utilized for the purchase of network equipment.  The financing is secured by the network equipment purchased with the proceeds of the borrowing and bears interest at an effective annual rate of approximately 15.3% with monthly payments equal to 4.2% multiplied by the total amount borrowed.  This financing is permitted under the indenture between Grande and U.S. Bank National Association, as Indenture Trustee, dated March 23, 2004 (the “Indenture”) governing the 14% senior secured notes due 2011 (the “senior notes”).

Capitalized Interest

The Company capitalizes interest expense incurred from debt utilized to fund the construction of the network. The total amounts capitalized were approximately $3.3 million, $2.2 million and $0.6 million, during the years ended December 31, 2005, 2006 and 2007, respectively.

9. Stockholders’ Equity

Investor Rights Agreement

The Company has entered into an amended and restated investor rights agreement with preferred stockholders and certain common stockholders. This investor rights agreement sets forth certain preemptive rights, registration rights, transfer restrictions and covenants.

Preemptive Rights. Each preferred stockholder party to the investor rights agreement has the right to purchase its pro rata share of up to 85% of the equity securities that the Company may propose to issue and sell in any future offering. This right does not apply to and terminates upon the effective date of the registration statement pertaining to the first firm commitment underwritten public offering with an offering price of at least $1.30 per share and gross proceeds to us of at least $150 million.

Registration Rights. Preferred stockholders party to the investor rights agreement have the right to have their shares of stock registered under the Securities Act upon meeting certain minimum share and value thresholds for the shares to be registered. Once the thresholds for registration set forth in the investor rights agreement are met, such parties have the right to effect up to four long-form registrations (registrations using the Form S-1 or Form S-2 registration statement) and unlimited short-form registrations (registrations using the Form S-3 registration statement) as long as two such short-form registrations have not already been effected in the previous twelve months, though the number of shares registered may be limited if an underwriter to an offering advises us that marketing factors require a limitation on the number of shares to be underwritten. Each holder of preferred stock party to the investor rights agreement will also have the right to include its shares in a registration statement the Company files, though again the number of shares registered on behalf of such holder may be limited if an underwriter to an offering advises us that marketing factors require a limitation on the number of shares to be underwritten. The Company has also agreed to file a registration statement to register the securities held by the Series G preferred stockholders following the expiration or waiver of all lock-up arrangements entered into by the Series G preferred stockholders in connection with an initial public offering. The Company obtained a waiver from the preferred stockholders of any registration rights that may be triggered in connection with the filing of any registration statements required to be filed pursuant to the terms of the registration rights agreement and the equity registration rights agreement.

Transfer Restrictions. Before a stockholder party to the investor rights agreement may sell, transfer or exchange its stock, it must offer the shares first to the Company and second to the preferred stockholders. A preferred stockholder also has the right to participate in a sale of stock by another preferred stockholder. These transfer restrictions do not apply to transfers of capital stock to (a) an affiliate or family member of the stockholder, (b) a partner, member or stockholder of the stockholder entity, (c) a distribution in connection with the dissolution, winding-up or liquidation of a stockholder or (d) a transferee of a stockholder by will or the laws of intestate succession.

Covenants. In addition to customary covenants, the Company agreed to reserve and keep available enough shares of common stock to allow for the conversion of all preferred stock into common stock and placed a ceiling on the number of shares of common stock available for issuance under the stock option plan. The Company also agreed to provide certain information to the stockholders party to the investor rights agreement and agreed to have each employee, officer and consultant sign a proprietary information and inventions agreement.

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

The Company has authorized eight series of preferred stock, in alphabetical sequence from A to H (the “Preferred Stock”). As of December 31, 2007, no shares of Series H preferred stock has been issued, however, options to acquire Series H preferred stock have been granted. See below under the caption “Equity Incentive Plan” for discussion of the options related to Series H preferred stock.

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

Stock Purchase Warrants

The Company valued the common stock warrants issued in connection with the Series G Preferred Stock at $0.20 per warrant or $27,692,307 and recorded this amount in additional paid in capital. The assumptions used to value these warrants were as follows: Expected Life—2 years, Fair Value of Common Stock—$0.20, Dividend Yield—0%, Risk Free Interest Rate—3%.

Concurrent with the closing of the senior notes, the Company issued warrants to acquire 13,645,696 shares of common stock at $0.01 per share. The Company valued the warrants issued in connection with the senior notes at $2.6 million and recorded this amount in additional paid in capital. The assumptions used to value this warrant were as follows: Expected Life—12 years, Fair Value of Common Stock—$0.20, Dividend Yield—0%, Risk Free Interest Rate—3%. Amortization of debt discounts associated with the common stock warrants was approximately $0.8 million, $1.1 million and $1.2 million in 2005, 2006 and 2007, respectively.

Equity Incentive Plan

On October 25, 2006, the board of directors of the Company approved and adopted the Grande Communications Holdings, Inc. Second Amended and Restated 2000 Stock Incentive Plan (the “2000 Stock Incentive Plan”). The stockholders approved the 2000 Stock Incentive Plan at the annual stockholders meeting on December 6, 2006.

•
Stock Subject to the Plan. The number of shares of common stock available for issuance under the 2000 Stock Incentive Plan is the lesser of (i) 10% of all of the shares of capital stock on a fully diluted basis, as if all such shares of capital stock were converted to common stock or (ii) 82,000,000 shares of common stock. In addition, 30,000,000 shares of Series H preferred stock shall be available for issuance under the 2000 Stock Incentive Plan.  Of the shares available for issuance under the 2000 Stock Incentive Plan, 30,000,000 shares of Series H preferred stock and 12,000,000 shares of common stock are designated as “Executive Compensation Shares”. The maximum number of shares that may be reserved for issue pursuant to incentive stock options under the 2000 Stock Incentive Plan may not exceed 82,000,000 shares of stock. As of December 31, 2007, approximately 29.0 million shares of common stock and approximately 2.2 million shares of Series H Preferred Stock were available for issuance under the 2000 Stock Incentive Plan (of which 2.3 million shares of common stock and 2.2 million shares of Series H preferred stock are available for issuance as Executive Compensation Shares).

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

•
Awards Under the Plan. The Company may award “incentive stock options” and “non-statutory stock options” under the 2000 Stock Incentive Plan (in either case the Company refers to such awards as the options(s)).

Incentive Stock Options. Incentive stock options awarded under the 2000 Stock Incentive Plan must have an exercise price of at least 100% of the fair market of the stock on the date of grant. In the case of an employee who owns more than 10% of voting power, the exercise price will be the greater of the aggregate par value of the stock and at least 110% of the fair market value of the stock on the date of grant.

Non-Statutory Stock Options. The Company can award non-statutory stock options to any person eligible under the 2000 Stock Incentive Plan. The minimum exercise price for non-statutory stock options under the 2000 Stock Incentive Plan is 85% of the fair market value of the stock on the date of grant, provided, however, that (i) if the grantee owns more than 10% of the voting power, the exercise price will be the greater of the aggregate par value of the stock and at least 110% of the fair market value of the stock on the date of grant, (ii) to the extent that the option is intended to comply with Section 409A of the Internal Revenue Code of 1986, as amended, the exercise price will be the greater of the aggregate par value of the stock and at least 100% of the fair market value of the stock on the date of grant.

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

Valuation assumptions

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123(R) using the prospective transition method. Under that transition method, compensation cost recognized in 2006 and 2007 includes compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R).  Prior to the adoption of SFAS 123(R), the Company used the minimum value method of measuring stock options for the pro forma disclosure under SFAS 123. No stock-based employee compensation cost was recognized in the Consolidated Statement of Operations for the year ended December 31, 2005, as all options granted under those plans had an exercise price equal to the fair value of the underlying common stock on the date of grant.

The fair value of each award granted from the Company’s stock option plan during the years ended December 31, 2006 and 2007 was estimated at the date of grant using the Black-Scholes-Merton option pricing model, assuming no expected dividends and the following weighted average assumptions:

	2006	2007
Expected volatility	75%	75%
Expected life in years	6.25	6.25
Risk-free interest rate	4.58%-5.23%	3.45%-4.92%

Expected life of option: The Company’s expected life of option represents the period that the Company’s stock-based awards are expected to be outstanding and was determined based on the simplified method provided in Staff Accounting Bulletin No. 107 and historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and historical option exercise behavior and employee termination.

Risk free interest rate: Based on the U.S. Treasury yield curve in effect at the time of the grant.

Expected volatility of stock: Based on the volatility of similar entities (referred to as guideline companies). In evaluating similarity, the Company considered factors such as industry, stage of life cycle, size and financial leverage.

Dividends: The Black-Scholes-Merton valuation model includes a single expected dividend yield as an input. The Company has not issued any dividends and is prohibited to issue dividends under the Indenture.

Estimated forfeitures: When estimating forfeitures, the Company considered historical forfeiture behavior, as well as other factors.

A summary of option activity under the 2000 Stock Incentive Plan during the year ended December 31, 2007 is presented in the following table. There was no intrinsic value associated with the stock options as of December 31, 2006 and 2007.

	Common Stock Options			Preferred Stock Options
	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)
Outstanding as of December 31, 2006	52,384,156	0.08	6.5	26,900,000	0.10	9.3
Granted	2,948,000	0.05		2,000,000	0.10
Exercised	(83,800)	0.05		—	—
Expired	(1,325,538)	0.05		—	—
Forfeited	(2,694,200)	0.05		(1,125,000)	0.10
Outstanding as of December 31, 2007	51,228,618	0.08	5.6	27,775,000	0.10	8.5
Vested as of December 31, 2007	38,692,237	0.09	4.7	10,368,746	0.10	8.2
Exercisable as of December 31, 2007	38,549,987	$0.09	4.7	8,618,746	$0.10	8.1

The following table summarizes information concerning option activity during the years ended December 31, 2005, 2006 and 2007:

	2005 (1)	2006	2007

Common Stock Options:

Weighted average fair value of options granted	$0.20	$0.02	$—
Intrinsic value of options exercised	—	—	—
Fair value of options vested	—	—	—

Preferred Stock Options:

Weighted average fair value of options granted	$—	$0.07	$0.06
Intrinsic value of options exercised	—	—	—
Fair value of options vested	—	70,000	661,537

(1)
Information presented for 2005 is prior to the adoption of SFAS 123(R).  No stock-based employee compensation cost was recognized in the Consolidated Statement of Operations for the year ended December 31, 2005, as all options granted under those plans had an exercise price equal to the fair value of the underlying common stock on the date of grant.

 On May 3, 2006, the compensation committee of the board of directors approved the repricing of all common stock options outstanding to current employees to an exercise price of $0.05 per share. The Company recognized no additional compensation expense as a result of this modification due to the options having no fair value.

Total compensation costs related to stock options were $0.4 and $0.6 million for the years ended December 31, 2006 and 2007, respectively. As of December 31, 2007, $1.0 million of unrecognized compensation costs related to non-vested option grants are expected to be recognized over the course of the following four years. Cash received on exercise of stock options was $11,799 and $4,240 for the years ended December 31, 2006 and 2007, respectively. Upon share option exercise, new shares are issued as opposed to treasury shares.

The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of Statement 123 to options granted under the Company’s stock option plan in the period presented prior to the adoption of SFAS 123(R).

2005
(in thousands, except per share data)
Net loss, as reported	$(89,770)
Total stock-based employee compensation expense determined under fair value based method for all awards	(292)
Pro forma net loss	$(90,062)
Basic and diluted net loss per share, as reported	$(7.21)
Basic and diluted net loss per share, pro forma	$(7.23)
Basic and diluted weighted average number of common shares outstanding	12,458

For purposes of this pro forma disclosure, the value of the options was estimated using a Black-Scholes-Merton option-pricing formula and amortized to expense over the options’ vesting periods. The fair value of these options was estimated at the date of grant with the following weighted-average assumptions:

2005
Risk-free interest rate	4.0%
Expected dividend yield	0%
Expected lives	5 years
Volatility (Minimum Value Method)	0%

10. Commitments and Contingencies

Capital Leases

The Company has entered into significant capital leases for office buildings and billing software. In 2006 and 2007, the Company entered into capital leases to finance the purchase of various customer premise equipment and computer software and equipment. The leases expire in varying years through 2024. Capital leases consist of the following as of December 31, 2006 and 2007:

	2006	2007
	(in thousands)
Capital leases	$20,493	$17,140
Less-current portion	(3,859)	(3,548)
Capital leases, net of current portion	$16,634	$13,592

Scheduled payments for the capital leases as of December 31, 2007 are as follows (in thousands):

2008	$5,061
2009	2,574
2010	1,810
2011	1,697
2012 and thereafter	19,673
Total minimum lease payments	30,815
Amounts representing interest	(13,675)
Present value of net minimum lease payments	17,140
Less current maturities	(3,548)
Total long term capital lease	$13,592

Operating Leases

The Company leases office space and other assets for varying periods. Leases that expire are generally expected to be renewed or replaced by other leases.

Certain of the Company’s operating leases provide for payments that, in some cases, increase over the life of the lease. In accordance with SFAS No. 13, Accounting for Leases, rental expense for the Company’s operating leases is recognized on a straight-line basis for all operating leases including those with escalation clauses. The aggregate of the minimum annual payments is expensed on a straight-line basis over the term of the related lease without consideration of renewal option periods. The lease agreements contain provisions that require the Company to pay for normal repairs and maintenance, property taxes, and insurance.

Future minimum rental payments required under the operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2007, are as follows (in thousands):

2008	$3,888
2009	3,339
2010	2,259
2011	1,926
2012 and thereafter	10,530
Total minimum lease payments	$21,942

Total rental expense for all operating leases was approximately $5.5 million, $5.8 million and $5.4 million for 2005, 2006 and 2007, respectively.

Franchise Agreements and Build-Outs

The State of Texas passed a law in late 2005 allowing cable operators to file for a state issued certificate of franchise authority (“SICFA”) for the provision of cable television and video services in Texas rather than negotiating with each individual municipality for such a right. On October 25, 2005, the Public Utility Commission of Texas, (“PUCT”), approved Grande’s application for a SICFA to provide cable TV service in twenty-seven municipalities and in eleven unincorporated areas of Texas. When the SICFA was approved, all of Grande’s municipal cable TV franchises were terminated.

Under the SICFA, among other things, Grande makes quarterly franchise fee payments to each municipality where it provides cable TV service of five percent of its gross cable service revenues and reports its subscriber count in each municipality. Franchise fees collected from the Company’s customers and remitted to local franchise authorities were approximately $2.2 million, $2.5 million, and $2.9 million during the years ended December 31, 2005, 2006, and 2007, respectively, and are reported as revenues and cost of revenues, respectively.

Legal Proceedings

The Company is subject to litigation in the normal course of business. However, there are no pending proceedings, which are currently anticipated to have a material adverse effect on the Company’s business, financial condition or results of operations.

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

Maintenance Agreements

The Company has entered into numerous agreements for the maintenance of leased fiber optic capacity. Future amounts due under these agreements as of December 31, 2007 are as follows (in thousands):

2008	$1,053
2009	1,054
2010	1,035
2011	1,035
2012 and thereafter	9,245
Total	$13,422

Purchase Commitments

During January 2005, the Company entered into a minimum purchase agreement with a vendor for the purchase of $5.6 million of fiber optic equipment and installation and maintenance services through January 2008. During March 2008, the Company entered into Amendment No. 1 to the minimum purchase agreement extending the term of the purchase commitment through December 31, 2008.  If the Company does not make the minimum purchases through the expiration or termination of this agreement, the Company will be required to pay a fee of 30% of the remaining unfulfilled amount. Purchases under this agreement were $1.5 million, $1.0 million, and $0.5 million during the years ended December 31, 2005, 2006, and 2007, respectively. Approximately $2.4 million remains outstanding as of December 31, 2007.

Employment Agreements

The Company has entered into employment agreements with four of the Company’s senior executives for an indefinite term, subject to continued employment with the Company.  As of December 31, 2007, estimated benefits that would have been payable to the senior executives if an event triggering a termination without cause by the Company or for good reason by the senior executive had occurred was $1.1 million in the aggregate.  During January 2008, one of the senior executives subject to an employment agreement voluntarily resigned and there were no severance payments or continued medical benefits associated with his voluntary resignation.

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

12. Employee Benefit Plan

The Company has a 401(k) plan for its employees. All employees over the age of 18 are eligible to participate in the plan. The Plan provides for discretionary matching by the Company. During 2005, 2006 and 2007, the Company made discretionary matching cash contributions to the plan of approximately $0.7 million in 2005 and 2006 and approximately $0.8 million in 2007.

13. Quarterly Financial Information—Unaudited

2006	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenues	$47,636	$47,557	$47,483	$47,191
Operating loss	(6,544)	(7,936)	(7,526)	(5,921)
Net loss	(9,636)	(13,192)	(13,199)	(105,610)
Basic and diluted loss per common share	$(0.77)	$(1.06)	$(1.05)	$(8.39)

2007	1st Quarter (1)	2nd Quarter (1)	3rd Quarter	4th Quarter
Revenues	$48,395	$49,852	$49,348	$49,551
Operating loss	(3,195)	(5,554)	(6,304)	(6,618)
Net loss	(9,736)	(12,058)	(13,637)	(15,101)
Basic and diluted loss per common share	$(0.77)	$(0.96)	$(1.08)	$(1.20)

(1) The presentation of Texas gross margin tax has been reclassified to conform to current presentation.  Texas gross margin tax is presented separately as income tax expense instead of being included in sales, general and administrative expense.