Form 10-K/A
period 2007-12-31
Grande Communications Holdings, Inc.
filed 2008-04-25
CIK 1290729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates is not applicable as no public market exists for the voting stock of the registrant.

The number of shares of the registrant’s Common Stock outstanding as of April 15, 2008 was 12,752,572.

EXPLANATORY NOTE

This Form 10-K/A (“Form 10-K/A”) amends the annual report on Form 10-K of Grande Communications Holdings, Inc. for the fiscal year ended December 31, 2007 as filed with the Securities and Exchange Commission on March 31, 2008 (the “Original Form 10-K”).  The Original Form 10-K inadvertently furnished incorrect Exhibits 31.1 and 31.2 to the Original Form 10-K.  This Form 10-K/A furnishes the correct Exhibits 31.1 and 31.2.

Except for the amendment described above, this Form 10-K/A does not modify or update any other information in or exhibits to the Original Form 10-K and does not reflect the occurrence of any events following the date of the Original Form 10-K.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of Grande Communications Holdings, Inc. (previously filed as exhibit 3.1 to Form 10-K dated March 31, 2006).

3.2	Bylaws of Grande Communications Holdings, Inc. (previously filed as exhibit 3.2 to Form S-1 dated May 18, 2004).

3.3	Amendment No. 1 to Bylaws of Grande Communications Holdings, Inc. (previously filed as exhibit 3.3 to Form 10-Q dated November 5, 2004).

3.4	Amendment No. 2 to Bylaws of Grande Communications Holdings, Inc. (previously filed as exhibit 3.4 to Form 10-K dated March 31, 2006).

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

10.7+	Employment Agreement, entered into as of June 28, 2006, by and between Grande Communications Networks, Inc. and Michael Wilfley (previously filed as exhibit 10.2 to Form 8-K dated July 5, 2006).

1

Exhibit No.	Description

10.8+	Form of Incentive Stock Option Agreement (Common Stock - Regular) (previously filed as exhibit 10.4 to Form 8-K dated July 5, 2006).

10.9+	Form of Incentive Stock Option Agreement (Common Stock - Executive Compensation Shares) (previously filed as exhibit 10.5 to Form 8-K dated July 5, 2006).

10.10+	Form of Incentive Stock Option Agreement (Series H Preferred Stock) (previously filed as exhibit 10.6 to Form 8-K dated July 5, 2006).

10.11+	Form of Nonqualified Stock Option Agreement (Common Stock - Regular) (previously filed as exhibit 10.7 to Form 8-K dated July 5, 2006).

10.12+	Form of Nonqualified Stock Option Agreement (Common Stock - Executive Compensation Shares) (previously filed as exhibit 10.8 to Form 8-K dated July 5, 2006).

10.13+	Form of Nonqualified Stock Option Agreement (Series H Preferred Stock) (previously filed as exhibit 10.9 to Form 8-K dated July 5, 2006).

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

10.16+
Second Amendment to Employment Agreement, entered into as of February 5, 2008, by and between Grande Communications Networks, Inc. and Roy H. Chestnutt (previously filed as exhibit 10.16 to Form 10-K dated March 31, 2008).

10.17+
Amendment to Employment Agreement, entered into as of February 5, 2008, by and between Grande Communications Networks, Inc. and W.K.L. “Scott” Ferguson, Jr. (previously filed as exhibit 10.17 to Form 10-K dated March 31, 2008).

10.18+
Amendment to Employment Agreement, entered into as of February 5, 2008, by and between Grande Communications Networks, Inc. and Michael Wilfley (previously filed as exhibit 10.18 to Form 10-K dated March 31, 2008).

21	Subsidiaries of Registrant (previously filed as exhibit 21 to Form 10-K dated March 31, 2007).

23.1	Consent of Ernst & Young LLP (previously filed as exhibit 23.1 to Form 10-K dated March 31, 2008).

24	Power of Attorney of Grande Communications Holdings, Inc. (previously filed on the signature page to Form 10-K dated March 31, 2008).

31.1*	Certification pursuant to Section 302 of the Sabanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.1*	Written Statement of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

*	Filed herewith.

+	Management compensatory plan or agreement.

2

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

Grande Communications Holdings, Inc.
(Registrant)

Date: April 25, 2008	By:	/s/ ROY H. CHESTNUTT
Roy H. Chestnutt
President, Chief Executive Officer, and Chairman of the Board
(Duly Authorized Officer and Principal Executive Officer)

Date: April 25, 2008	By:	/s/ MICHAEL L. WILFLEY
Michael L. Wilfley
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K/A has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
Signature	Title	Date

/s/ ROY H. CHESTNUTT	President, Chief Executive Officer (Principal	April 25, 2008
Roy H. Chestnutt	Executive Officer) and Chairman of the Board of Directors

/s/ MICHAEL L. WILFLEY	Chief Financial Officer (Principal Financial	April 25, 2008
Michael L. Wilfley	Officer and Principal Accounting Officer)

*
Duncan T. Butler	Director	April 25, 2008

*	Director
John C. Hockin		April 25, 2008

*	Director
David C. Hull, Jr.		April 25, 2008

*	Director
William Laverack, Jr.		April 25, 2008

*	Director
Richard W. Orchard		April 25, 2008

*	Director
Lawrence M. Schmeltekopf		April 25, 2008

*By:	/s/ Michael L. Wilfley
Michael L. Wilfley
Attorney-in-Fact

3