Form 10-Q
period 2008-03-31
Grande Communications Holdings, Inc.
filed 2008-05-09
CIK 1290729

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________

FORM 10-Q
_____________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the transition period from                      to

Commission file number 333-115602
_____________
Grande Communications Holdings, Inc.
(Exact name of registrant as specified in its charter)
_____________

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

The number of shares of the registrant’s Common Stock outstanding as of April 30, 2008 was 12,752,572.

GRANDE COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARY

Index

PART I

FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

GRANDE COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31, 2007	March 31, 2008
		(unaudited)
Assets
Current assets:
Cash and cash equivalents, net of restricted cash of $3,129	$48,138	$46,487
Accounts receivable, net of allowance for doubtful accounts of $1,138 and $1,109	17,793	15,875
Prepaid expenses	1,867	2,820
Total current assets	67,798	65,182
Property, plant and equipment, net of accumulated depreciation of $313,526 and $327,498	249,310	243,131
Intangible assets, net of accumulated amortization of $1,417 and $1,478	1,398	1,337
Debt issue costs, net	4,255	3,992
Restricted cash and other assets	3,482	3,484
Total assets	$326,243	$317,126
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$13,809	$13,376
Accrued liabilities	15,328	13,117
Accrued interest payable	6,755	13,510
Deferred revenue	6,996	7,313
Current portion of long-term debt	1,612	1,674
Current portion of capital lease obligations	3,548	3,175
Total current liabilities	48,048	52,165
Deferred rent	1,228	1,228
Deferred revenue	4,377	4,412
Capital lease obligations, net of current portion	13,592	13,112
Long term debt, net of current portion	189,994	189,851
Total liabilities	257,239	260,768
Stockholders’ equity:
Senior series preferred stock:
Series G preferred stock, $0.001 par value per share; 34,615,384 shares authorized, 34,615,330 shares issued and outstanding; liquidation preference of $134,999,787	35	35
Junior series preferred stock:
Series A preferred stock, $0.001 par value per share; 232,617,839 shares authorized, 232,617,838 shares issued and outstanding; liquidation preference of $232,617,838	233	233
Series B preferred stock, $0.001 par value per share; 20,833,333 shares authorized, issued and outstanding; liquidation preference of $25,000,000	21	21
Series C preferred stock, $0.001 par value per share; 30,000,000 shares authorized, 17,005,191 shares issued and outstanding; liquidation preference of $20,406,229	17	17
Series D preferred stock, $0.001 par value per share; 115,384,615 shares authorized, 114,698,442 shares issued and outstanding; liquidation preference of $149,107,975	115	115
Series E preferred stock, $0.001 par value per share; 8,000,000 shares authorized, 7,999,099 shares issued and outstanding; liquidation preference of $19,997,748	8	8
Series F preferred stock, $0.001 par value per share; 12,307,792 shares authorized, 11,758,278 shares issued and outstanding; liquidation preference of $15,285,761	12	12
Series H preferred stock, $0.001 par value per share; 30,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value per share; 828,835,883 shares authorized, 13,175,940 and 13,252,572 shares issued, 12,675,940 and 12,752,572 shares outstanding, as of December 31, 2007 and March 31, 2008, respectively	13	13
Additional paid-in capital	509,312	509,430
Treasury stock, at cost	(5)	(5)
Accumulated deficit	(440,757)	(453,521)
Total stockholders’ equity	69,004	56,358
Total liabilities and stockholders’ equity	$326,243	$317,126

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

GRANDE COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In thousands, except per share data)

	Three Months Ended March 31,
	2007	2008
Operating revenues	$48,395	$49,886
Operating expenses:
Cost of revenues (excluding depreciation and amortization)	16,528	16,855
Selling, general and administrative	21,505	22,790
Provision for doubtful accounts	513	624
Depreciation and amortization	13,044	14,669
Total operating expenses	51,590	54,938
Operating loss	(3,195)	(5,052)
Other income (expense):
Interest income	433	329
Interest expense, net of capitalized interest	(6,669)	(7,792)
Gain (loss) on sale/disposal of assets	(25)	30
Total other income (expense)	(6,261)	(7,433)
Loss before income tax expense	(9,456)	(12,485)
Income tax expense	(280)	(279)
Net loss	$(9,736)	$(12,764)
Basic and diluted net loss per share	$(0.77)	$(1.00)
Basic and diluted weighted average number of common shares outstanding	12,592	12,733

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

GRANDE COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Three Months Ended March 31,
	2007	2008
Cash flows from operating activities:
Net loss	$(9,736)	$(12,764)
Adjustment to reconcile net loss to net cash provided by operating activities:
Depreciation	12,981	14,608
Amortization of intangible assets	63	61
Amortization of deferred financing costs	252	263
Provision for doubtful accounts	513	624
Amortization of debt discounts/premiums	305	299
Non-cash compensation expense	117	113
Net (gain) loss on sale/disposal of assets	25	(30)
Changes in operating assets and liabilities:
Accounts receivable	(500)	1,294
Prepaid expenses and other assets	(877)	(955)
Accounts payable	(140)	100
Accrued liabilities and interest payable	4,047	4,544
Deferred revenue	508	440
Deferred rent	(4)	—
Net cash provided by operating activities	7,554	8,597
Cash flows from investing activities:
Purchases of property, plant and equipment	(7,978)	(8,545)
Proceeds from sale of assets	86	84
Proceeds from sales tax refunds	1,130	—
Net cash used in investing activities	(6,762)	(8,461)
Cash flows from financing activities:
Payments of long-term debt and capital lease obligations	(1,275)	(1,259)
Net borrowings (repayments) on zero-balance cash account	379	(533)
Other financing activity	—	5
Net cash used in financing activities	(896)	(1,787)
Net change in cash and cash equivalents	(104)	(1,651)
Cash and cash equivalents, beginning of period	43,948	48,138
Cash and cash equivalents, end of period	$43,844	$46,487

Non-cash investing and financing activity:
Capital lease obligations	$—	$26

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

GRANDE COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. Background and Basis of Presentation

The primary business of Grande Communications Holdings, Inc. and its consolidated subsidiary, Grande Communications Networks, Inc. (collectively the “Company”) is providing a bundled package of cable television (“video”), telephone (“voice”), and broadband Internet (“HSD”) and other services to residential and small and medium-sized business customers in Texas. The Company provides these services in seven markets in the state of Texas using local broadband networks that the Company constructed. In addition, the Company provides broadband transport services to medium and large enterprises and communications carriers.  The Company also provides network services by offering telecommunications and HSD products to medium and large enterprises and communications carriers within wholesale markets.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the rules and regulations of the Securities and Exchange Commission (the “SEC”) that permit reduced disclosure for interim periods. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, these condensed consolidated financial statements contain all adjustments, consisting of normal, recurring adjustments necessary for a fair presentation of the financial position of the Company as of March 31, 2007 and 2008, and for the three months ended March 31, 2007 and 2008. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008. The December 31, 2007 balance sheet is derived from the audited financial statements for the year ended December 31, 2007. These interim financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2007 and notes thereto, together with management’s discussion and analysis of financial condition and results of operations contained in the Company’s Annual Report for the year ended December 31, 2007 on Form 10-K filed with the SEC on March 31, 2008.

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

Newly Adopted Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in applying generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies whenever an entity is measuring fair value under other accounting pronouncements that require or permit fair value measurement. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, however in February 2008, the FASB issued FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”). FSP 157-2 provides a one year deferral of the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for certain items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  SFAS 157 was effective for the Company on January 1, 2008. The adoption of SFAS 157 did not have an impact on the consolidated financial statements because the Company has no financial or nonfinancial assets or liabilities recorded at fair value on a recurring basis.

In February 2006, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. SFAS 159 was effective for the Company on January 1, 2008. The Company did not apply the fair value option therefore; SFAS 159 did not have an impact on the consolidated financial statements.

Index

2. Reclassifications

Certain reclassifications have been made to the condensed consolidated statements of operations for the three months ended March 31, 2007 to conform to the classifications used in the current period. In the condensed consolidated statements of operations, for the three months ended March 31, 2007, Texas gross margin tax expense of $0.3 million and provision for doubtful accounts of $0.5 million, previously recorded in the line item “selling, general and administrative,” have been reclassified as “income tax expense” and “provision for doubtful accounts,” respectively, for such periods.

3. Accrued Liabilities

Accrued liabilities consist of the following:

	December 31, 2007	March 31, 2008
	(in thousands)
Accrued property taxes	$4,405	$1,289
Accrued compensation	2,801	3,403
Accrued taxes—other	2,662	3,048
Accrued programming	2,587	2,943
Accrued other	2,873	2,434
Accrued liabilities	$15,328	$13,117

4. Income Taxes

The Company utilizes the liability method of accounting for income taxes, as set forth in Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Under the liability method, deferred taxes are determined based on the difference between the financial and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

The Company’s effective income tax rate for the interim periods presented is based on management’s estimate of the Company’s effective tax rate for the applicable year and differs from the federal statutory income tax rate primarily due to the impact of the change in state tax law, nondeductible permanent differences, state income taxes and changes in the valuation allowance for deferred income taxes. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

5. Long Term Debt

14% Senior Secured Notes

Long-term Debt. In March 2004, the Company completed a private placement offering for 136,000 units, each consisting of (1) $1,000 of senior notes due April 1, 2011 (“senior notes”) and (2) a warrant to purchase 100.336 shares of common stock. The senior notes accrue interest at the rate of 14% per annum with the interest payable semi-annually in cash in arrears on April 1 and October 1. The senior notes are governed by the indenture between the Company and U.S. Bank National Association, as Indenture Trustee, dated March 23, 2004 (“Indenture”).

In March 2006 and July 2007, the Company raised net proceeds of approximately $30.5 million and $25.8 million, respectively, in a private placement of an additional $32 million and $25 million, respectively, in aggregate principal amount of senior notes. These additional senior notes were issued under the Indenture and are part of the same series of senior notes as those issued in March 2004.

Grande Communications Holdings, Inc.’s subsidiary, Grande Communications Networks, Inc., (the “Subsidiary Guarantor”), has unconditionally guaranteed, jointly and severally, the payment of the principal, premium and interest (including any additional interest on the senior notes) on a senior secured basis. Grande Communications Holdings, Inc. is a holding company with no independent assets and conducts all of its operations through a subsidiary and is therefore dependent on the receipt of funds from its subsidiary to pay the interest and principal on the senior notes.  Limitations or restrictions contained in the Indenture could adversely affect the Company’s ability to make such payments on the senior notes.

The senior notes and the Subsidiary Guarantor’s guarantees thereof are secured by a first priority perfected security interest, subject to certain permitted encumbrances, in substantially all of the subsidiary’s property and assets, including substantially all of its property, plant and equipment.

Index

6. Contingencies

Legal Proceedings

The Company is subject to litigation in the normal course of business. However, there are no pending proceedings that are currently anticipated to have a material adverse effect on the Company’s business, financial condition or results of operations.

Insurance

The Company carries a broad range of insurance coverage, including property, business, auto liability, general liability, directors and officers, workers’ compensation and an umbrella policy. The Company has not incurred significant claims or losses on any of these insurance policies.

The Company utilizes self-insurance with respect to employee medical coverage. Such self-insurance is provided in connection with a plan that includes certain stop-loss coverage on a per employee basis. The Company estimates the liability for claims based on Company experience. Additionally, the Company utilizes self-insurance for its distribution line equipment. Management believes that the risk of loss related to this equipment is not significant.

7. Subsequent Events

Interest Payment

In April 2008, the Company paid $13.5 million of interest due on the senior notes.

Index

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This management’s discussion and analysis includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend our forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these sections. When used in this report, the words “anticipate,” “believe,” “estimate,” “expect,” “should,” “intend,” “plan” and similar expressions as they relate to Grande Communications Holdings, Inc. or our management are intended to identify these forward-looking statements. All statements by us regarding our expected future financial position and operating results, our business strategy, our financing plans, forecasted trends relating to the markets in which we operate and similar matters are forward-looking statements. We cannot assure you that our expectations expressed or implied in these forward-looking statements will turn out to be correct. Our actual results could be materially different from our expectations because of various factors, including those discussed below and under the caption “Item 1A Risk Factors” in our Annual Report on Form 10-K, filed with the SEC on March 31, 2008. Any forward-looking statements contained in this quarterly report reflect our current views with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, growth strategy and liquidity. We have no intention, and disclaim any obligation, to update or revise any forward-looking statements, whether as a result of new information, future results or otherwise.

The following management’s discussion and analysis should be read in conjunction with our Condensed Consolidated Financial Statements and Notes thereto included herewith and with our Management’s Discussion and Analysis of Financial Condition and Results of Operation and Consolidated Financial Statements and Notes thereto for the three-year period ended December 31, 2007, included in our Annual Report on Form 10-K filed with the SEC on March 31, 2008.

Unless we indicate otherwise, references below to “we,” “us,” “our,” “the Company” and “Grande” mean Grande Communications Holdings, Inc. and our consolidated subsidiary, Grande Communications Networks, Inc., taken as a whole.

Overview

Grande’s primary business is providing a bundled package of cable television (“video”), telephone (“voice”), and broadband Internet (“HSD”) and other services to residential and small and medium-sized business customers in Texas.  We provide these services in seven markets in the state of Texas using local broadband networks that we constructed. We refer to the homes and businesses that our network is capable of providing services to as “marketable homes passed.” As of March 31, 2007 and 2008, we had the ability to market services to 338,852 and 340,554 distinct homes and businesses over our networks, respectively, and had 139,226 and 147,267 residential and business customers, respectively. Our operating revenues were $48.4 million and $49.9 million for the three months ended March 31, 2007 and 2008, respectively.

Grande was founded in October 1999 and was funded with $232 million of initial equity capital to pursue a retail strategy of constructing broadband networks in order to offer bundled video, voice, and HSD services to customers. Operating revenues from bundled services were $37.8 million and $41.1 million for the three months ended March 31, 2007 and 2008, respectively.  We have continued to grow our bundled services to commercial business customers by 22% to $5.5 million during the three months ended March 31, 2008 compared to $4.5 million during the three months ended March 31, 2007.

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

In addition, we have leveraged our retail metro network build-out with the 2003 acquisition of a long haul fiber optic network, primarily located in Texas, to allow us to provide broadband transport services to medium and large enterprises and communications carriers. Operating revenues for broadband transport services were $2.4 million and $2.6 million for the three months ended March 31, 2007 and 2008, respectively.

Index

In July 2000, when our network construction was still in a very early stage, we acquired Thrifty Call, which had an established telephone and data network that served as the platform for the provisioning of residential voice and HSD services and that still provides wholesale network services to medium and large enterprises and communications carriers in the wholesale market. Operating revenues for network services were $8.2 million and $6.2 million for the three months ended March 31, 2007 and 2008, respectively.

Our network services are primarily provided using our existing infrastructure and personnel with minimal incremental operating costs and capital expenditures for maintenance. By leveraging our brand, communications infrastructure, voice and data volume, and personnel that predominately support our core retail business and its products we have gained efficiencies of scale by offering telecommunications and HSD products into wholesale markets.

We have incurred net losses for the past five years and expect to continue to incur net losses in the future. However, we had positive Adjusted EBITDA during the past five years as well as for each of the three months ended March 31, 2007 and 2008. See “Non-GAAP Financial Measures” below for a discussion of this non-GAAP measure of our operating performance as well as our use of Adjusted EBITDA.

Our financial results depend upon many factors that significantly affect our results of operations including, without limitation:

•	the availability of, and our ability to obtain additional funding, if necessary,

•	our ability to obtain enough customers for our services to offset the costs of operating our networks, and

•	increasing programming and other costs.

Recent Developments

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

Availability of Capital

As described more fully under “Liquidity and Capital Resources” below, our current principal sources of capital going forward will primarily be cash on hand and cash flow from operations. If we do not continue to increase the number of customers and the average prices received for our services, cash flow from operations will be adversely effected and cash on hand will decline.

Marketable Homes Passed, Customers and Connections

We report marketable homes passed as the number of residential and business units, such as single family residence homes, apartments and condominium units, passed by our networks other than those we believe are covered by exclusive arrangements with other providers of competing services. As of March 31, 2007 and 2008, our networks passed 338,852 and 340,554 marketable homes, respectively, and we had 139,226 and 147,267 residential and business customers, respectively.

Because we deliver multiple services to our customers, we report our total number of connections for video, voice, HSD and other services in addition to our total number of customers. We count each video, voice, HSD and other service purchase as a separate connection. For example, a single customer who purchases video, voice and HSD service would count as three connections. Similarly, a single customer who purchases our HSD service and our voice service would count as two connections. We do not record the purchase of long distance telephone service by a local telephone customer or digital cable services by an analog cable customer as additional connections. However, we do record each purchase of an additional telephone line by a local telephone customer as an additional connection. As of March 31, 2007 and 2008, we had 300,790 and 315,483 connections, respectively.

Index

Operating Data —Bundled Services

	Quarter Ended
	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007	March 31, 2008
Operating Data:
Marketable homes passed	338,852	340,000	339,678	340,058	340,554
Customers	139,226	139,558	144,889	145,675	147,267
Number of connections:
Video	95,585	96,582	98,047	99,453	101,481
Voice	116,679	116,204	114,670	114,303	115,635
HSD and other	88,526	90,731	93,353	95,125	98,367
Total connections	300,790	303,517	306,070	308,881	315,483
Average monthly revenue per:
Customer – bundled services	$91.07	$92.80	$91.12	$90.64	$93.49
Video connection	54.56	55.98	54.80	55.78	57.81
Voice connection	40.04	40.48	40.88	40.34	40.60
HSD and other connection	31.95	31.73	31.58	32.27	33.31

Results of Operations

The following table sets forth financial data as a percentage of operating revenues.

	Three Months Ended March 31,
	2007	2008
Consolidated Financial Data:
Operating revenues:
Video	32%	35%
Voice	29	28
HSD and other	17	19
Bundled services	78	82
Broadband transport services	5	5
Network services	17	13
Total operating revenues	100	100
Operating expenses:
Cost of revenues (excluding depreciation and amortization)	34	34
Selling, general and administrative and provision for doubtful accounts	45	47
Depreciation and amortization	27	29
Total operating expenses	106	110
Operating loss	(6)	(10)
Other income (expense):
Interest income	1	1
Interest expense, net of capitalized interest	(14)	(16)
Total other expense	(13)	(15)
Loss before income tax expense	(19)	(25)
Income tax expense	(1)	(1)
Net loss	(20)%	(26)%

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2008

Operating Revenues. Our operating revenues for the three months ended March 31, 2007 and 2008 were $48.4 million and $49.9 million, respectively, an increase of $1.5 million, or 3%. This increase was driven primarily by a $3.3 million increase in bundled services revenue and a $0.2 million increase in broadband transport services revenue, partially offset by a $2.0 million decrease in our revenues from network services.

Index

Operating revenues for our bundled services for the three months ended March 31, 2007 and 2008 were $37.8 million and $41.1 million, respectively, an increase of $3.3 million, or 9%. The increased revenues from bundled services were primarily due to a 5% growth in the number of connections, from 300,790 as of March 31, 2007 to 315,483 as of March 31, 2008, and, to a lesser extent, from the cable rate increases described below.  The additional connections and revenues resulted primarily from the continued increase in penetration of existing marketable homes and businesses and to a lesser extent, sales to new marketable homes built during the period from April 1, 2007 through March 31, 2008.

Operating revenues for our video services for the three months ended March 31, 2007 and 2008 were $15.5 million and $17.4 million, respectively, an increase of $1.9 million, or 12%. Approximately 22% of the $1.9 million increase in video revenues was due to our annual rate increase, which occurred in January 2008, with the remainder due to increased connections and an increased number of customers adding premium services and advanced services, such as HD and DVR. Video services to our commercial business customers increased $0.1 million, or 50%, to $0.3 million during the three months ended March 31, 2008 compared to $0.2 million during the three months ended March 31, 2007.

Operating revenues for our voice services for the three months ended March 31, 2007 and 2008 were flat at $14.0 million.  While we have experienced a decrease in residential voice services due to competitive pressures and changing consumer preferences, as more customers choose to adopt VoIP products or use their wireless phones as their primary phone line, our voice services to commercial business customers have increased $0.3 million, or 9%, to $3.6 million during the three months ended March 31, 2008 compared to $3.3 million during the three months ended March 31, 2007.

Operating revenues for our HSD and other services for the three months ended March 31, 2007 and 2008 were $8.3 million and $9.7 million, respectively, an increase of $1.4 million, or 17%, primarily due to an 11% increase in the number of connections as well as a 4% increase in average monthly revenue per connection as customers choose higher speed service offerings.  HSD services to our commercial business customers increased $0.6 million, or 60%, to $1.6 million during the three months ended March 31, 2008 compared to $1.0 million during the three months ended March 31, 2007.

Operating revenues for our network services for the three months ended March 31, 2007 and 2008 were $8.2 million and $6.2 million, respectively, a decrease of $2.0 million, or 24%.  The decrease was primarily related to a decrease in volume from transmission services to carriers and other telecommunications companies.  Common carrier traffic routed to us for termination is largely dependent on traffic routed to our common carrier customers by their customers. Competitive pricing pressures, business consolidations, and changing consumer preferences for voice services continue to evolve in the markets served by our other common carrier customers. If, as a result, our customers’ traffic is reduced, or if their competitors’ costs to terminate or originate traffic are reduced, our traffic will also likely be reduced.

Cost of Revenues. Our cost of revenues for the three months ended March 31, 2007 and 2008 were $16.5 million and $16.9 million, respectively, an increase of $0.4 million, or 2%. Cost of revenues as a percentage of revenues was flat at 34% for each of the three months ended March 31, 2007 and 2008.  Cost of revenues related to video services increased approximately $1.3 million while access fees and other fees that we pay to other carriers to carry calls outside our networks as well as national directory assistance fees decreased approximately $1.0 million.  The increase in direct costs of video services is primarily due to programming costs increases, which have been increasing on an aggregate basis due to an increase in connections and on a per connection basis due to an increase in costs per channel.  We expect this trend to continue and may not be able to pass these higher costs on to customers because of competitive factors, which could adversely affect our operations.  The decrease in access and other carrier fees related to costs that are variable usage-based costs that decrease as customer usage decreases.

Selling, General and Administrative Expense. Our selling, general and administrative expense for the three months ended March 31, 2007 and 2008 was $21.5 million and $22.8 million, respectively, an increase of $1.3 million, or 6%. Selling, general and administrative expense increased as a percentage of revenues from 45% to 47%. Increases related to employee benefits, primarily healthcare costs, network repairs and maintenance, utilities, software licensing fees, and other miscellaneous expenses that totaled approximately $1.9 million but such increases were partially offset by decreases in property tax and employee compensation, reductions in contract labor charges and other miscellaneous expenses that totaled approximately $0.6 million. For the year ending December 31, 2008, we expect our selling, general and administrative expense to decrease as compared to the year ended December 31, 2007 as we continue to focus on cost reductions and gain efficiencies.

Depreciation and Amortization Expense. Our depreciation and amortization expense for the three months ended March 31, 2007 and 2008 was $13.0 million and $14.7 million, respectively, an increase of $1.7 million, or 13%. The increase was partially due to a 2007 sales tax refund of $0.7 million that was applied as a reduction to depreciation expense during the three months ended March 31, 2007.  The remaining increase is related to property, plant and equipment additions during the period from April 1, 2007 through March 31, 2008, primarily for customer premise equipment, long haul fiber optic network upgrades and capitalized labor expenses.  Partially offsetting the increase related to these additions were decreases in depreciation expense related to sales and dispositions as well as certain assets that became fully depreciated during the period from April 1, 2007 through March 31, 2008.

Index

Interest Expense. For the three months ended March 31, 2007 and 2008, our interest expense, which includes interest incurred net of capitalized interest, was $6.7 million and $7.8 million, respectively, an increase of  $1.1 million, or 16%. Our interest expense increased primarily due to the private placement of an additional $25.0 million of senior notes in the third quarter of 2007.

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

Because we have funded the build-out of our networks by raising and expending large amounts of capital, our results of operations reflect significant charges for depreciation, amortization, and interest expense. EBITDA, which excludes this information, provides helpful information about the operating performance of our business, apart from the expenses associated with our physical plant or capital structure. A limitation of this measure, however, is that it does not reflect the periodic costs of certain capitalized tangible and intangible assets used in generating revenues in our businesses. We manage all areas of our business to generate positive EBITDA, and when we have choices about the market or area in which to best deploy our resources we generally direct our resources towards the network construction that is expected to generate the most EBITDA. EBITDA is frequently used as a basis for comparing businesses in our industry, although our measure of EBITDA may not be comparable to similarly titled measures of other companies. EBITDA does not purport to represent operating loss or cash flow from operating activities, as those terms are defined under GAAP, and should not be considered as an alternative to those measurements as an indicator of our performance.

The Company believes non-cash stock-based compensation is similar to amortization and interest expense, in that it is more useful to report EBITDA net of this amount to better measure operating performance in comparison to prior periods. However, because of the nature of these charges, the Company is referring to EBITDA, net of non-cash stock-based compensation charges as “Adjusted EBITDA.”

Adjusted EBITDA was $9.5 million and $9.8 million during the three months ended March 31, 2007 and 2008, respectively, an increase of $0.3 million, or 3%. The increase was primarily due to a $1.5 million increase in revenues partially offset by a $1.0 million combined increase in provision for doubtful accounts and selling, general and administrative expenses, excluding stock-based compensation and franchise tax benefit, and a $0.3 million increase in costs of revenues.

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

The reconciliation of EBITDA/Adjusted EBITDA to net loss is as follows:

	Three Months Ended March 31,
	2007	2008
	(in thousands)
Net loss, as reported	$(9,736)	$(12,764)
Add back non-EBITDA/Adjusted EBITDA items included in net loss:
Interest income	(433)	(329)
Interest expense, net of capitalized interest	6,669	7,792
Income tax expense	280	279
Franchise tax benefit	(411)	—
Depreciation and amortization	13,044	14,669
EBITDA	9,413	9,647
Stock-based compensation expense	117	113
Adjusted EBITDA	$9,530	$9,760

Index

Liquidity and Capital Resources

Sources and Uses of Funds

Since inception, we have been funded primarily with private equity investments and issuances of debt securities. Our current primary sources of liquidity are cash on hand and cash flows from operating activities.

As of March 31, 2008, we had total cash and cash equivalents of $46.5 million and $203.0 million of long-term debt and capital lease obligations outstanding, net of current portion, and net of discounts and premiums of $4.7 million. In April 2008, we paid $13.5 million of interest due on our senior notes.

As of March 31, 2008, we had net working capital of $13.0 million, compared to net working capital of $19.8 million as of December 31, 2007.  The $6.8 million decrease in working capital resulted primarily from a $6.8 million increase in accrued interest payable as well as a $2.6 million decrease in current assets partially offset by a $2.6 million net decrease in other current liabilities.

Provided that we meet our cash flow projections in our current business plan, we expect that our available cash and cash equivalents and cash generated from operations will be sufficient to fund our existing operations, planned capital spending and other commitments over the next twelve months. We believe that we will not require additional financing and that we will manage our cash position above $20 million in accordance with the covenant set forth in the Indenture over the next twelve months. This covenant prohibits our making capital expenditures relating to the build-out of new or additional parts of our network if such expenditures would result in us having less than $20 million in cash and cash equivalents. Our business plan is based on estimates regarding expected future costs and expected revenues. Our costs may exceed or our revenues may fall short of our estimates, our estimates may change, and future developments may affect our estimates. Any of these factors may increase our need for funds, which would require us to seek additional financing.

We may need additional financing to fund our operations or to undertake initiatives not contemplated by our business plan or obtain additional cushion against possible shortfalls. We also may pursue additional financing as opportunities arise. Future financings may include a range of different sizes or types of financing, including the sale of additional debt or equity securities. However, we may not be able to raise additional funds on favorable terms or at all. Our ability to obtain additional financing depends on several factors, including future market conditions; our success or lack of success in penetrating our markets and growing our overall income; our future creditworthiness; and restrictions contained in agreements with our investors or lenders, including the restrictions contained in the Indenture. These financings could increase our level of indebtedness or result in dilution to our equity holders. Additionally, we can call our existing senior notes at any time giving us the near term ability to refinance our bonds in the event better pricing and terms were available to us in the market.

Cash Flows from Operating Activities

Net cash provided by operating activities totaled $7.6 million and $8.6 million for the three months ended March 31, 2007 and 2008, respectively. The $1.0 million increase in net cash provided by operating activities primarily reflects a $3.2 million increase in cash collected from customers partially offset by a $2.3 million increase in payments to vendors and employees. The net cash flow activity related to operations consisted primarily of our operating results adjusted by changes in operating assets and liabilities and non-cash transactions including:

•	depreciation, amortization and accretion expense;

•	non-cash compensation expense;

•	non-cash interest expense;

•	provision for doubtful accounts; and

•	(gain) loss on sale/disposal of assets.

Depreciation and amortization for the three months ended March 31, 2007 and 2008 was $13.0 million and $14.7 million, respectively. Other non-cash charges for the three months ended March 31, 2007 and 2008 were $1.2 million and $1.3 million, respectively.

As of March 31, 2008, we had $13.5 million in accrued interest payable related to the interest due on our senior notes, which was subsequently paid on April 1, 2008.

Cash Flows from Investing Activities

Our net cash used in investing activities for the three months ended March 31, 2007 and 2008 was $6.8 million and $8.5 million, respectively. Cash flows used in investing activities for the three months ended March 31, 2007 and 2008 consisted primarily of $8.0 million and $8.5 million in property, plant and equipment purchases, respectively, discussed below partially offset by $1.1 million proceeds from sales tax refunds during the three months ended March 31, 2007 and $0.1 million proceeds from sale of assets during both the three months ended March 31, 2007 and 2008.

Index

Cash Flows from Financing Activities

Our net cash used in financing activities for the three months ended March 31, 2007 and 2008 was $0.9 million and $1.8 million, respectively. Cash flows from financing activities for the three months ended March 31, 2007 and 2008 consisted of $1.3 million in payments on long-term debt and capital leases as well as $0.4 million net borrowings and $0.5 million net repayments, respectively, on zero-balance bank cash accounts.

Capital Expenditures

We had capital expenditures of approximately $8.0 million and $8.5 million, including capitalized interest, during the three months ended March 31, 2007 and 2008, respectively. These capital expenditures relate to: network construction; initial installation costs; the purchase of customer premise equipment, such as cable set-top boxes and cable modems; corporate and network equipment, such as switching and transport equipment; and billing and information systems.  The Indenture governing our senior notes prohibits us from making capital expenditures when the aggregate amount of cash and cash equivalents held by us (after giving effect to such planned capital expenditure) would be less than $20 million.

During the year ending December 31, 2008, the Company intends to manage its capital expenditures in accordance with the covenant set forth in the Indenture to ensure that cash is not less than $20 million.

Contractual Obligations and Commercial Commitments

During the three months ended March 31, 2008, our aggregate contractual obligations decreased approximately $2.6 million compared to those previously described in Part II, Item 7 included in Grande’s Annual Report on Form 10-K for the year ended December 31, 2007, primarily as a result of $3.2 million in payments on equipment financing, capital and operating leases and maintenance and purchase obligations partially offset by increases in obligations of $0.6 million in new vehicle and office equipment operating leases and computer capital leases.

We are obligated to make payments under a variety of contracts and other commercial arrangements, including the following:

Long-term Debt and Equipment Financing. In March 2004, the Company completed a private placement offering for 136,000 units, with each unit consisting of (1) $1,000 of senior notes and (2) a warrant to purchase 100.336 shares of common stock. The senior notes mature on April 1, 2011 and accrue interest at the rate of 14% per annum with the interest payable semi-annually in cash in arrears on April 1 and October 1.  In March 2006 and July 2007, we raised net proceeds of approximately $30.5 million and $25.8 million, respectively, in a private placement of an additional $32 million and $25 million, respectively, in aggregate principal amount of senior notes. These additional senior notes were issued under the Indenture and are part of the same series of senior notes as those issued in March 2004.

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

The senior notes may be redeemed, at our election, as a whole or from time to time in part at any time upon not less than 10 nor more than 60 days’ notice to each holder of senior notes to be redeemed, subject to the conditions and at the redemption prices (expressed as percentages of principal amount) set forth below, together with accrued and unpaid interest and Liquidating Damages (as defined in the Indenture), if any, to the applicable redemption date.

Year	Percentage
2008	107.00%
2009	103.50%
2010 and thereafter	100.00%

If we experience specific kinds of change of control events, each holder of senior notes may require us to repurchase all or any portion of such holder’s senior notes at a purchase price equal to 101% of the principal amount of the senior notes, plus accrued and unpaid interest to the date of repurchase.

Index

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

Purchase Commitments: During January 2005, we entered into a minimum purchase agreement with a vendor for the purchase of fiber optic equipment and installation and maintenance services through January 2008. During March 2008, we entered into Amendment No. 1 to the minimum purchase agreement extending the term of the purchase commitment through December 31, 2008. If we do not make the minimum purchases through the expiration or termination of this agreement, we will be required to pay a fee of 30% of the remaining unfulfilled amount.

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

We have also entered into several employment agreements with key executives of the Company. For a discussion surrounding the terms of these agreements, please refer to “Executive Compensation” under the caption “Employment Agreements, Severance Benefits and Change in Control Provisions” included in Grande’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

There have been no material changes to the critical accounting policies and estimates previously described in Part II, Item 7 included in Grande’s Annual Report on Form 10-K for the year ended December 31, 2007.

Index

Recent Accounting Pronouncements

Refer to “Recent Accounting Pronouncements” included in Management’s Discussion and Analysis of Financial Condition and Results of Operation in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

Our management, with the participation of our Chief Executive Officer, who is our principal executive officer, and our Chief Financial Officer, who is our principal financial officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e), as applicable, under the Securities Exchange Act of 1934) as of March 31, 2008. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2008, our disclosure controls and procedures are effective in timely alerting them to material information relating to Grande, including its consolidated subsidiary, required to be included in this report and the other reports that we file or submit under the Securities Exchange Act of 1934.

During the three months ended March 31, 2008, there were no changes in our internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

In designing and evaluating the disclosure controls and procedures and internal controls over financial reporting, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Index

PART II

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are subject to litigation in the normal course of our business. However, there are no pending proceedings that are currently anticipated to have a material adverse effect on our business, financial condition or results of operations.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors previously described in Part I, Item 1A included in Grande’s Annual Report on Form 10-K for the year ended December 31, 2007.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2008, we issued 76,632 shares of common stock in connection with the exercise of options with a weighted average exercise price of $0.05 per share and awarded options to purchase 529,000 shares of common stock with an exercise price of $0.05 per share. We relied on the exemption set forth in Section 4(2) of the Securities Act of 1933 in issuing these securities.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders of Grande during the three months ended March 31, 2008.

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

Unless designated by an asterisk indicating that such document has been filed herewith, the Exhibits listed below have been heretofore filed by the Company pursuant to Section 13 or 15(d) of the Exchange Act and are hereby incorporated herein by reference to the pertinent prior filing.

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of Grande Communications Holdings, Inc. (previously filed as exhibit 3.1 to Form 10-K dated March 31, 2006).

3.2	Bylaws of Grande Communications Holdings, Inc. (previously filed as exhibit 3.2 to Form S-1 dated May 18, 2004).

3.3	Amendment No. 1 to Bylaws of Grande Communications Holdings, Inc. (previously filed as exhibit 3.3 to Form 10-Q dated November 5, 2004).

3.4	Amendment No. 2 to Bylaws of Grande Communications Holdings, Inc. (previously filed as exhibit 3.4 to Form 10-K dated March 30, 2006).

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

4.3	Form of 14% Senior Secured Note due 2011 issued in connection with March 2004 offering (previously filed as exhibit 4.3 to Form S-1 dated May 18, 2004).

Index

Exhibit No.	Description
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

10.1*	Purchase and License Agreement by and between Grande Communications Networks, Inc. and Nortel Networks, Inc., dated as of January 24, 2005, as amended.

10.2*	Amendment to Purchase and License Agreement by and between Grande Communications Networks, Inc. and Nortel Networks, Inc., dated as of January 24, 2008.

31.1*	Certification pursuant to Section 302 of the Sabanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
______________________________
*	Filed herewith.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Grande Communications Holdings, Inc.
(Registrant)

Date: May 9, 2008	By:	/s/ MICHAEL L. WILFLEY
Michael L. Wilfley
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)