Form 10-Q
period 2008-06-30
Grande Communications Holdings, Inc.
filed 2008-08-08
CIK 1290729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________

FORM 10-Q
____________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the transition period from                      to

Commission file number 333-115602
____________________

Grande Communications Holdings, Inc.
(Exact name of registrant as specified in its charter)
____________________

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

The number of shares of the registrant’s Common Stock outstanding as of July 31, 2008 was 12,785,072.

GRANDE COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARY

Index

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS
GRANDE COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31, 2007	June 30, 2008
		(unaudited)
Assets
Current assets:
Cash and cash equivalents, net of restricted cash of $3,129	$48,138	$35,343
Accounts receivable, net of allowance for doubtful accounts of $1,138 and $1,336	17,793	16,991
Prepaid expenses and other current assets	1,867	2,613
Total current assets	67,798	54,947
Property, plant and equipment, net of accumulated depreciation of $313,526 and $340,764	249,310	236,669
Intangible assets, net of accumulated amortization of $1,417 and $1,539	1,398	1,276
Debt issue costs, net	4,255	3,729
Restricted cash	3,129	3,129
Deposits	353	596
Total assets	$326,243	$300,346

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$13,809	$15,152
Accrued liabilities	15,328	13,273
Accrued interest payable	6,755	6,755
Deferred revenue and customer deposits	6,996	7,436
Current portion of long-term debt	1,612	1,740
Current portion of capital lease obligations	3,548	2,594
Total current liabilities	48,048	46,950
Deferred rent	1,228	1,211
Deferred revenue	4,377	4,299
Capital lease obligations, net of current portion	13,592	12,915
Long term debt, net of current portion	189,994	189,712
Total liabilities	257,239	255,087

Stockholders’ equity:
Senior series preferred stock:
Series G preferred stock, $0.001 par value per share; 34,615,384 shares authorized, 34,615,330 shares issued and outstanding; liquidation preference of $134,999,787	35	35
Junior series preferred stock:
Series A preferred stock, $0.001 par value per share; 232,617,839 shares authorized, 232,617,838 shares issued and outstanding; liquidation preference of $232,617,838	233	233
Series B preferred stock, $0.001 par value per share; 20,833,333 shares authorized, issued and outstanding; liquidation preference of $25,000,000	21	21
Series C preferred stock, $0.001 par value per share; 30,000,000 shares authorized, 17,005,191 shares issued and outstanding; liquidation preference of $20,406,229	17	17
Series D preferred stock, $0.001 par value per share; 115,384,615 shares authorized, 114,698,442 shares issued and outstanding; liquidation preference of $149,107,975	115	115
Series E preferred stock, $0.001 par value per share; 8,000,000 shares authorized, 7,999,099 shares issued and outstanding; liquidation preference of $19,997,748	8	8
Series F preferred stock, $0.001 par value per share; 12,307,792 shares authorized, 11,758,278 shares issued and outstanding; liquidation preference of $15,285,761	12	12
Series H preferred stock, $0.001 par value per share; 30,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value per share; 828,835,883 shares authorized, 13,175,940 and 13,272,072 shares issued, 12,675,940 and 12,772,072 shares outstanding, as of December 31, 2007 and June 30, 2008, respectively	13	13
Additional paid-in capital	509,312	509,525
Treasury stock, at cost	(5)	(5)
Accumulated deficit	(440,757)	(464,715)
Total stockholders’ equity	69,004	45,259
Total liabilities and stockholders’ equity	$326,243	$300,346

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

GRANDE COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2008	2007	2008
Operating revenues	$49,852	$52,009	$98,247	$101,896
Operating expenses:
Cost of revenues (excluding depreciation and amortization)	17,506	18,113	34,034	34,968
Selling, general and administrative	23,286	23,017	44,790	45,807
Provision for doubtful accounts	760	797	1,274	1,421
Depreciation and amortization	13,854	13,869	26,898	28,539
Total operating expenses	55,406	55,796	106,996	110,735
Operating loss	(5,554)	(3,787)	(8,749)	(8,839)
Other income (expense):
Interest income	272	166	705	495
Interest expense, net of capitalized interest	(6,765)	(7,770)	(13,434)	(15,562)
Net gain on sale of assets	269	487	244	517
Total other income (expense)	(6,224)	(7,117)	(12,485)	(14,550)
Loss before income tax expense	(11,778)	(10,904)	(21,234)	(23,389)
Income tax expense	(280)	(290)	(560)	(569)
Net loss	$(12,058)	$(11,194)	$(21,794)	$(23,958)
Basic and diluted net loss per share	$(0.96)	$(0.88)	$(1.73)	$(1.88)
Basic and diluted weighted average number of common shares outstanding	12,600	12,762	12,596	12,748

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

GRANDE COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Six Months Ended June 30,
	2007	2008
Cash flows from operating activities:
Net loss	$(21,794)	$(23,958)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	26,773	28,416
Amortization of intangible assets	125	123
Amortization of deferred financing costs	503	526
Provision for doubtful accounts	1,274	1,421
Amortization of debt discounts/premiums	639	621
Non-cash compensation expense	370	208
Net gain on sale of assets	(244)	(517)
Changes in operating assets and liabilities:
Accounts receivable	(2,055)	(565)
Prepaid expenses and other assets	(922)	(989)
Accounts payable	1,507	2,074
Accrued liabilities and interest payable	(1,306)	(2,055)
Deferred revenue	304	858
Deferred rent	(14)	(17)
Net cash provided by operating activities	5,160	6,146
Cash flows from investing activities:
Purchases of property, plant and equipment	(19,575)	(16,241)
Proceeds from sale of assets	382	244
Proceeds from sales tax refunds	1,130	349
Net cash used in investing activities	(18,063)	(15,648)
Cash flows from financing activities:
Net proceeds from borrowings	3,826	—
Payments of long-term debt and capital lease obligations	(2,118)	(2,567)
Net repayments on zero-balance cash account	(160)	(731)
Other financing activity	—	5
Net cash provided by (used in) financing activities	1,548	(3,293)
Net change in cash and cash equivalents	(11,355)	(12,795)
Cash and cash equivalents, beginning of period	43,948	48,138
Cash and cash equivalents, end of period	$32,593	$35,343
Non-cash investing and financing activity:
Capital lease obligations	$14	$160

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

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the rules and regulations of the Securities and Exchange Commission (the “SEC”) that permit reduced disclosure for interim periods. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, these condensed consolidated financial statements contain all adjustments, consisting of normal, recurring adjustments necessary for a fair presentation of the financial position of the Company as of June 30, 2007 and 2008, and for the three and six months ended June 30, 2007 and 2008. Operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. The December 31, 2007 balance sheet is derived from the audited financial statements for the year ended December 31, 2007. These interim financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2007 and notes thereto, together with management’s discussion and analysis of financial condition and results of operations contained in the Company’s Annual Report for the year ended December 31, 2007 on Form 10-K filed with the SEC on March 31, 2008.

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

2. Reclassifications

Certain reclassifications have been made to the condensed consolidated statements of operations for the three and six months ended June 30, 2007 to conform to the classifications used in the current period. In the condensed consolidated statements of operations, for the three months ended June 30, 2007, Texas franchise tax expense of $0.4 million previously recorded in the line item “income tax expense” has been reclassified as “selling, general and administrative.”  Additionally, in the condensed consolidated statements of operations, for the three and six months ended June 30, 2007, provision for doubtful accounts of $0.8 million and $1.3 million, respectively, previously recorded in the line item “selling, general and administrative,” have been reclassified as “provision for doubtful accounts” for such periods.

Index

GRANDE COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)
(UNAUDITED)

3. Accrued Liabilities

Accrued liabilities consist of the following:

	December 31, 2007	June 30, 2008
	(in thousands)
Accrued property taxes	$4,405	$2,273
Accrued compensation	2,801	3,014
Accrued taxes—other	2,662	2,327
Accrued programming	2,587	2,906
Accrued other	2,873	2,753
Accrued liabilities	$15,328	$13,273

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

The Company’s effective income tax rate for the interim periods presented is based on management’s estimate of the Company’s effective tax rate for the applicable year and differs from the federal statutory income tax rate primarily due to nondeductible permanent differences, state income taxes and changes in the valuation allowance for deferred income taxes. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)
(UNAUDITED)

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

Overview

Grande’s primary business is providing a bundled package of cable television (“video”), telephone (“voice”), and broadband Internet (“HSD”) and other services to residential and small and medium-sized business customers in Texas.  We provide these services in seven markets in the state of Texas using local broadband networks that we constructed. We refer to the homes and businesses that our network is capable of providing services to as “marketable homes passed.” We believe that an important measure of our growth potential is the number of marketable homes passed by our networks and the marketable homes we are able to pass in the future in the markets in which we currently operate. Marketable homes passed are the number of residential and business units, such as single residential homes, apartments and condominium units, passed by our networks, other than those we believe are covered by exclusive arrangements with other providers of competing services. Since 2001, we have grown our marketable homes passed through the construction of our networks. The expansion of our networks has, in turn, allowed us to pursue a retail strategy of offering bundled video, voice and HSD services to residential and business customers. As of June 30, 2007 and 2008, we had the ability to market services to 340,000 and 340,443 distinct homes and businesses over our networks, respectively, and had 139,558 and 146,265 residential and business customers, respectively. Our operating revenues were $49.9 million and $52.0 million for the three months ended June 30, 2007 and 2008, respectively, and $98.2 million and $101.9 million for the six months ended June 30, 2007 and 2008, respectively.

Grande was founded in November 1999 and was funded with $232 million of initial equity capital to pursue a retail strategy of constructing broadband networks in order to offer bundled video, voice, and HSD services to customers. Operating revenues from bundled services were $38.8 million and $42.0 million for the three months ended June 30, 2007 and 2008, respectively, and $76.6 million and $83.1 million for the six months ended June 30, 2007 and 2008, respectively.  We have continued to grow our bundled services to commercial business customers by 18% to $5.8 million during the three months ended June 30, 2008 compared to $4.9 million during the three months ended June 30, 2007 and increased 20% to $11.3 million during the six months ended June 30, 2008 compared to $9.4 million during the six months ended June 30, 2007.

Index

We have derived an increasing percentage of our revenues from our bundled services and we expect this trend to continue. Because of our local networks and existing fixed infrastructure in the markets in which we currently operate, we believe we can continue to grow our business without incurring the significant capital investment required to launch operations in new markets.

In addition, we have leveraged our retail metro network build-out with the 2003 acquisition of a long haul fiber optic network, primarily located in Texas, to allow us to provide broadband transport services to medium and large enterprises and communications carriers. Operating revenues for broadband transport services were $2.3 million and $2.8 million for the three months ended June 30, 2007 and 2008, respectively, and $4.7 million and $5.4 million for the six months ended June 30, 2007 and 2008, respectively.

In July 2000, when our network construction was still in a very early stage, we acquired Thrifty Call, which had an established telephone and data network that served as the platform for the provisioning of residential voice and HSD services and that still provides wholesale network services to medium and large enterprises and communications carriers in the wholesale market. Operating revenues for network services were $8.8 million and $7.2 million for the three months ended June 30, 2007 and 2008, respectively, and $16.9 million and $13.4 million for the six months ended June 30, 2007 and 2008, respectively.

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

We have incurred net losses for the past five years and expect to continue to incur net losses in the future. However, we had positive Adjusted EBITDA during the past five years as well as for each of the three and six months ended June 30, 2007 and 2008. See “Non-GAAP Financial Measures” below for a discussion of this non-GAAP measure of our operating performance as well as our use of Adjusted EBITDA.

Our financial results depend upon many factors that significantly affect our results of operations including, without limitation:

•	the availability of, and our ability to obtain additional funding, if necessary,

•	our ability to obtain enough customers for our services to offset the costs of operating our networks, and

•	increasing programming and other costs.

On January 18, 2008, we issued a press release announcing that our board of directors had authorized the Company to explore all of its strategic alternatives to enhance shareholder value.  The board of directors is working with the Company’s management team and its legal and financial advisors to evaluate the Company’s available alternatives.  We have engaged Waller Capital Partners LLC to assist us in exploring strategic alternatives.  There can be no assurance that the exploration of strategic alternatives will result in the Company adopting or approving any strategic alternative.  We undertake no obligation to make any further announcements regarding the exploration of strategic alternatives unless and until a final decision is made.

Availability of Capital

As described more fully under “Liquidity and Capital Resources” below, we expect that current principal sources of capital going forward will primarily be cash on hand and cash flow from operations. If we do not continue to increase the number of customers and the average prices received for our services, cash flow from operations will be adversely effected and cash on hand will decline.

Index

Marketable Homes Passed, Customers and Connections

We report marketable homes passed as the number of residential and business units, such as single family residence homes, apartments and condominium units, passed by our networks other than those we believe are covered by exclusive arrangements with other providers of competing services. As of June 30, 2007 and 2008, our networks passed 340,000 and 340,443 marketable homes, respectively, and we had 139,558 and 146,265 residential and business customers, respectively.

Because we deliver multiple services to our customers, we report our total number of connections for video, voice, HSD and other services in addition to our total number of customers. We count each video, voice, HSD and other service purchase as a separate connection. For example, a single customer who purchases video, voice and HSD service would count as three connections. Similarly, a single customer who purchases our HSD service and our voice service would count as two connections. We do not record the purchase of long distance telephone service by a local telephone customer or digital cable services by an analog cable customer as additional connections. However, we do record each purchase of an additional telephone line by a local telephone customer as an additional connection. As of June 30, 2007 and 2008, we had 303,517 and 314,772 connections, respectively.

Operating Data —Bundled Services

	Quarter Ended
	June 30, 2007	September 30, 2007	December 31, 2007	March 31, 2008	June 30, 2008
Operating Data:
Marketable homes passed	340,000	339,678	340,058	340,554	340,443
Customers	139,558	144,889	145,675	147,267	146,265
Number of connections:
Video	96,582	98,047	99,453	101,481	100,578
Voice	116,204	114,670	114,303	115,635	115,095
HSD and other	90,731	93,353	95,125	98,367	99,099
Total connections	303,517	306,070	308,881	315,483	314,772
Average monthly revenue per:
Customer – bundled services	$92.80	$91.12	$90.64	$93.49	$95.43
Video connection	55.98	54.80	55.78	57.81	58.31
Voice connection	40.48	40.88	40.34	40.60	40.85
HSD and other connection	31.73	31.58	32.27	33.31	34.46

Index

Results of Operations (dollars in millions)

	Three Months Ended June 30,					Six Months Ended June 30,
	2007	Percent of Operating Revenues	2008	Percent of Operating Revenues	Variance	2007	Percent of Operating Revenues	2008	Percent of Operating Revenues	Variance
Consolidated Financial Data:
Operating revenues:
Video	$16.1	32%	$17.7	34%	$1.6	$31.6	32%	$35.1	34%	$3.5
Voice	14.2	28	14.1	27	(0.1)	28.1	29	28.1	28	—
HSD and other	8.5	17	10.2	20	1.7	16.9	17	19.9	20	3.0
Bundled services	38.8	77	42.0	81	3.2	76.6	78	83.1	82	6.5
Broadband transport services	2.3	5	2.8	5	0.5	4.7	5	5.4	5	0.7
Network services	8.8	18	7.2	14	(1.6)	16.9	17	13.4	13	(3.5)
Total operating revenues	49.9	100	52.0	100	2.1	98.2	100	101.9	100	3.7
Operating expenses:
Cost of revenues	17.5	35	18.1	35	(0.6)	34.0	35	35.0	35	(1.0)
Selling, general and administrative	23.3	47	23.0	44	0.3	44.8	46	45.8	45	(1.0)
Provision for doubtful accounts	0.8	1	0.8	1	—	1.2	1	1.4	1	(0.2)
Depreciation and amortization	13.9	28	13.9	27	—	26.9	27	28.5	28	(1.6)
Total operating expenses	55.5	111	55.8	107	(0.3)	106.9	109	110.7	109	(3.8)
Operating loss	(5.6)	(11)	(3.8)	(7)	1.8	(8.7)	(9)	(8.8)	(9)	(0.1)
Other income (expense):
Interest income	0.3	1	0.2	—	(0.1)	0.7	1	0.5	0.5	(0.2)
Interest expense, net of capitalized interest	(6.8)	(14)	(7.8)	(15)	(1.0)	(13.4)	(14)	(15.6)	(15)	(2.2)
Net gain on sale of assets	0.3	1	0.5	1	0.2	0.2	—	0.5	0.5	0.3
Total other income (expense)	(6.2)	(12)	(7.1)	(14)	(0.9)	(12.5)	(13)	(14.6)	(14)	(2.1)
Loss before income tax expense	(11.8)	(23)	(10.9)	(21)	0.9	(21.2)	(22)	(23.4)	(23)	(2.2)
Income tax expense	(0.3)	(1)	(0.3)	(1)	—	(0.6)	—	(0.6)	(1)	—
Net loss	$(12.1)	(24)%	$(11.2)	(22)%	$0.9	$(21.8)	(22)%	$(24.0)	(24)%	$(2.2)

Index

Operating Revenues. Operating revenues increased $2.1 million, or 4%, during the three months ended June 30, 2008 and increased $3.7 million, or 4%, during the six months ended June 30, 2008. The increase during the three months ended June 30, 2008 was driven primarily by a $3.2 million increase in bundled services revenue and a $0.5 million increase in broadband transport services revenue, partially offset by a $1.6 million decrease in our revenues from network services.

The increase during the six months ended June 30, 2008 was driven primarily by a $6.5 million increase in bundled services revenue and a $0.7 million increase in broadband transport services revenue, partially offset by a $3.5 million decrease in our revenues from network services.

Operating revenues for our bundled services increased $3.2 million, or 8%, during the three months ended June 30, 2008 and increased $6.5 million, or 8%, during the six months ended June 30, 2008. The increased revenues from bundled services for both the reporting periods were primarily due to a 4% growth in the number of connections, from 303,517 as of June 30, 2007 to 314,772 as of June 30, 2008, and from the cable rate increases described below.  The additional connections and revenues resulted primarily from the continued increase in penetration of existing marketable homes and businesses and to a lesser extent, sales to new marketable homes built during the period from July 1, 2007 through June 30, 2008.

Operating revenues for our video services increased $1.6 million, or 10%, during the three months ended June 30, 2008 and increased $3.5 million, or 11%, during the six months ended June 30, 2008. During the three and six months ended June 30, 2008, approximately 32% of the $1.6 million increase and approximately 27% of the $3.5 million increase, respectively, in video revenues was due to our annual rate increase, which occurred in January 2008, with the remainder due to increased connections and an increased number of customers adding premium services and advanced services, such as HD and DVR. Video services to our commercial business customers remained flat at $0.3 million during both the three months ended June 30, 2007 and 2008 and increased 50% from $0.4 million to $0.6 million, during the six months ended June 30, 2007 and 2008, respectively.

Operating revenues for our voice services decreased $0.1 million, or 1%, during the three months ended June 30, 2008 and remained flat at $28.1 million of revenue during both the six months ended June 30, 2007 and 2008. During the three and six months ended June 30, 2008, we have experienced a decrease in voice services to residential customers due to competitive pressures and changing consumer preferences, as more customers choose to adopt VoIP products or use their wireless phones as their primary phone line.  However, our voice services to commercial business customers increased 9% during both the three and six months ended June 30, 2008, from $3.5 million to $3.8 million, during the three months ended June 30, 2007 and 2008, respectively, and from $6.8 million to $7.4 million, during the six months ended June 30, 2007 and 2008, respectively.

Operating revenues for our HSD and other services increased $1.7 million, or 20%, during the three months ended June 30, 2008 and increased $3.0 million, or 18%, during the six months ended June 30, 2008.   During the three and six months ended June 30, 2008, the increases in HSD and other services were primarily due to a 9% and 8% increase in average monthly revenue per connection, respectively, as customers choose higher speed service offerings.  Operating revenues for our HSD and other services for both reporting periods also increased due to a 9% growth in the number of connections, from 90,731 as of June 30, 2007 to 99,099 as of June 30, 2008.  HSD services to our commercial business customers increased 42% from $1.2 million to $1.7 million, during the three months ended June 30, 2007 and 2008, respectively, and increased 50% from $2.2 million to $3.3 million, during the six months ended June 30, 2007 and 2008, respectively.

Operating revenues for our broadband transport services increased $0.5 million, or 22%, during the three months ended June 30, 2008 and increased $0.7 million, or 15%, during the six months ended June 30, 2008.  The increased revenues from broadband transport services for both the reporting periods were the result of an increase in construction and dark fiber leases as well as moderate customer growth.

Operating revenues for our network services decreased $1.6 million, or 18%, during the three months ended June 30, 2008 and decreased $3.5 million, or 21%, during the six months ended June 30, 2008.   The decrease during both reporting periods was primarily related to a decrease in volume from transmission services to carriers and other telecommunications companies.  Common carrier traffic routed to us for termination is largely dependent on traffic routed to our common carrier customers by their customers. Competitive pricing pressures, business consolidations, and changing consumer preferences for voice services continue to evolve in the markets served by our other common carrier customers. If, as a result, our customers’ traffic is reduced, or if their competitors’ costs to terminate or originate traffic are reduced, our traffic will also likely be reduced.

Index

Cost of Revenues. Our cost of revenues increased $0.6 million, or 3%, during the three months ended June 30, 2008 and increased $1.0 million, or 3%, during the six months ended June 30, 2008.  Cost of revenues related to video services increased approximately $1.2 million during the three months ended June 30, 2008 and increased $2.5 million during the six months ended June 30, 2008. Other costs supporting broadband transport services, voice services, HSD and other services, and certain network services such as access fees and other fees that we pay to other carriers to carry calls outside our networks and HSD transport costs increased $0.8 million during the three months ended June 30, 2008 and increased $1.5 million during the six months ended June 30, 2008.  These increases in costs of revenues were partially offset by decreases in costs associated with transmission services to carriers and other telecommunications companies and national directory assistance fees, which decreased $1.4 million during the three months ended June 30, 2008 and decreased $3.0 million during the six months ended June 30, 2008.   The increase in direct costs of video services is primarily due to programming costs increases, which have been increasing on an aggregate basis due to an increase in connections and on a per connection basis due to an increase in costs per channel.  We expect this trend to continue and may not be able to pass these higher costs on to customers because of competitive factors, which could adversely affect our operations.  The decrease or increase in access and other carrier fees related to costs that are variable usage-based costs that decrease or increase as customer usage varies.

Selling, General and Administrative Expense. Our selling, general and administrative expense decreased $0.3 million, or 1%, from $23.3 million to $23.0 million, during the three months ended June 30, 2007 and 2008, respectively, and increased $1.0 million, or 2%, from $44.8 million to $45.8 million, during the six months ended June 30, 2007 and 2008, respectively.

Decreases in selling, general and administrative expense during the three months ended June 30, 2008 related to sales and marketing, non-cash compensation expense, network repairs and maintenance, and other miscellaneous expenses that totaled approximately $1.2 million but such decreases were partially offset by increases in legal and other professional services incurred in association with the exploration of strategic alternatives to enhance shareholder value as well as a reduction in the amount of indirect overhead costs capitalized to construction projects, increases in property taxes and other miscellaneous expenses that totaled approximately $0.9 million.

Increases in selling, general and administrative expense during the six months ended June 30, 2008 related to increases in legal and other professional services incurred in association with the exploration of strategic alternatives to enhance shareholder value, employee healthcare costs, network repairs and maintenance, software licensing and warranty fees, as well as a reduction in the amount of indirect overhead costs capitalized to construction projects, and other miscellaneous expenses that totaled approximately $2.3 million but such increases were partially offset by decreases in sales and marketing, non-cash compensation expense, employee travel, general insurance, property taxes and other miscellaneous expenses that totaled approximately $1.3 million.

For the year ending December 31, 2008, we expect our selling, general and administrative expense to decrease as a percentage of revenue as compared to the year ended December 31, 2007 as we continue to focus on cost reductions and gain efficiencies.

Depreciation and Amortization Expense. Our depreciation and amortization expense remained flat at $13.9 million during both the three months ended June 30, 2007 and 2008 and increased $1.6 million, or 6%, during the six months ended June 30, 2008. The increase during the six months ended June 30, 2008 related to property, plant and equipment additions during the period from July 1, 2007 through June 30, 2008, primarily for customer premise equipment, long haul fiber optic network upgrades and capitalized labor expenses.  Partially offsetting the increases related to these additions were decreases in depreciation expense related to sales and dispositions as well as certain assets that became fully depreciated during the period from July 1, 2007 through June 30, 2008.

Index

During the first quarter of 2007 and the second quarter of 2008, we received sales tax refunds as a result of a review of vendor invoices in the years 2004, 2005 and 2006.  Because a portion of the sales taxes associated with those invoices were capitalized as property and equipment and were partially depreciated, $0.7 million and $0.2 million of the refund was applied as a reduction of depreciation expense, during the first quarter of 2007 and the second quarter of 2008, respectively.

Interest Expense. Interest expense, which includes interest incurred net of capitalized interest, increased $1.0 million, or 15%, during the three months ended June 30, 2008 and increased $2.2 million, or 16%, during the six months ended June 30, 2008.  Our interest expense increased primarily due to the private placement of an additional $25.0 million of senior notes in the third quarter of 2007.

Non-GAAP Financial Measures

We use EBITDA and Adjusted EBITDA to measure our operating performance on net income (loss), the most directly comparable GAAP financial measure, before interest income, interest expense, income taxes, franchise taxes, depreciation and amortization, referred to as “EBITDA.” Adjusted EBITDA is equal to EBITDA plus non-cash compensation expense. EBITDA and Adjusted EBITDA are not measures of financial performance under GAAP. We believe EBITDA and Adjusted EBITDA are often a useful measure of a company’s operating performance and is a significant basis used by our management to measure the operating performance of our business.

Because we have funded the build-out of our networks by raising and expending large amounts of capital, our results of operations reflect significant charges for depreciation, amortization, and interest expense. EBITDA, which excludes this information, provides helpful information about the operating performance of our business, apart from the expenses associated with our physical plant or capital structure. A limitation of this measure, however, is that it does not reflect the periodic costs of certain capitalized tangible and intangible assets used in generating revenues in our businesses. We manage all areas of our business to generate positive EBITDA, and when we have choices about the market or area in which to best deploy our resources we generally direct our resources towards the network construction that is expected to generate the most EBITDA. EBITDA is frequently used as a basis for comparing businesses in our industry, although our measure of EBITDA may not be comparable to similarly titled measures of other companies. EBITDA and Adjusted EBITDA do not purport to represent operating loss or cash flow from operating activities, as those terms are defined under GAAP, and should not be considered as an alternative to those measurements as an indicator of our performance.

We believe non-cash stock-based compensation is similar to amortization and interest expense, in that it is more useful to report EBITDA net of this amount to better measure operating performance in comparison to prior periods. However, because of the nature of these charges, we refer to EBITDA, net of non-cash stock-based compensation charges as “Adjusted EBITDA.”

Adjusted EBITDA increased $1.7 million, or 19%, during the three months ended June 30, 2008 and increased $1.9 million, or 10%, during the six months ended June 30, 2008.

The increase in Adjusted EBITDA during the three months ended June 30, 2008 was primarily due to a $2.1 million increase in revenues as well as a $0.2 million increase in net gain on sale of assets, partially offset by a $0.6 million increase in costs of revenues.

The increase in Adjusted EBITDA during the six months ended June 30, 2008 was primarily due to a $3.7 million increase in revenues as well as a $0.3 million increase in net gain on sale of assets, partially offset by a $1.1 million increase in selling, general and administrative expenses, excluding stock-based compensation and franchise tax expense and a $1.0 million increase in costs of revenues.

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

Index

The reconciliation of EBITDA/Adjusted EBITDA to net loss is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2008	2007	2008
	(in thousands)		(in thousands)
Net loss as reported	$(12,058)	$(11,194)	$(21,794)	$(23,958)
Add back non-EBITDA/Adjusted EBITDA items included in net loss:
Interest income	(272)	(166)	(705)	(495)
Interest expense, net of capitalized interest	6,765	7,770	13,434	15,562
Income tax expense	280	290	560	569
Franchise tax expense (benefit)	143	—	(268)	—
Depreciation and amortization	13,854	13,869	26,898	28,539
EBITDA (1)	8,712	10,569	18,125	20,217
Non-cash compensation expense	254	94	370	208
Adjusted EBITDA (1)	$8,966	$10,663	$18,495	$20,425

(1) EBITDA and Adjusted EBITDA includes a net gain on sale of assets of $0.3 million and $0.5 million during the three months ended June 30, 2007 and 2008, respectively and $0.2 million and $0.5 million during the six months ended June 30, 2007 and 2008, respectively.

Liquidity and Capital Resources

Sources and Uses of Funds

Since inception, we have been funded primarily with private equity investments and issuances of debt securities. Our current primary sources of liquidity are cash on hand and cash flows from operating activities.

As of June 30, 2008, we had total cash and cash equivalents of $35.3 million and $207 million of long-term debt and capital lease obligations outstanding, including the current portion, and net of discounts and premiums of $4.4 million.  In April 2008, we paid $13.5 million of interest due on our senior notes.

As of June 30, 2008, we had net working capital of $8.0 million, compared to net working capital of $19.8 million as of December 31, 2007.  The $11.8 million decrease in working capital resulted primarily from a $12.9 million decrease in current assets primarily due to the $13.5 million interest payment on our senior notes partially offset by a $1.1 million net decrease in current liabilities.

Provided that we meet our cash flow projections in our current business plan, we expect that our available cash and cash equivalents and cash generated from operations will be sufficient to fund our existing operations, planned capital spending and other commitments over the next twelve months. We believe that we will not require additional financing and that we will manage our cash position above $20 million in accordance with the covenant set forth in the Indenture over the next twelve months. This covenant prohibits our making certain capital expenditures if such expenditures would result in us having less than $20 million in cash and cash equivalents. Our business plan is based on our estimates regarding expected future costs and expected revenues. Our costs may exceed or our revenues may fall short of our estimates, our estimates may change, and future developments may affect our estimates. Any of these factors may increase our need for funds, which would require us to seek additional financing.

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

Index

Cash Flows from Operating Activities

Net cash provided by operating activities totaled $5.2 million and $6.1 million for the six months ended June 30, 2007 and 2008, respectively. The $0.9 million increase in net cash provided by operating activities primarily reflects a $5.3 million increase in cash collected from customers as well as a $0.4 million increase in proceeds from sales tax refunds attributed to operating activities.  These increases in net cash provided by operating activities were partially offset by a $1.4 million increase in payments to vendors and employees, a $2.1 million increase in interest expense paid, a $1.0 million increase in income taxes paid, as well as a $0.3 million decrease in interest income received. The net cash flow activity related to operations consisted primarily of our operating results adjusted by changes in operating assets and liabilities and non-cash transactions including:

•	depreciation, amortization and accretion expense;

•	non-cash compensation expense;

•	non-cash interest expense;

•	provision for doubtful accounts; and

•	(gain) loss on sale/disposal of assets.

Cash Flows from Investing Activities

Our net cash used in investing activities for the six months ended June 30, 2007 and 2008 was $18.1 million and $15.6 million, respectively, and consisted primarily of $19.6 million and $16.2 million in property, plant and equipment purchases, respectively, discussed below partially offset by $1.1 million and $0.3 million proceeds, respectively, from sales tax refunds applicable to capital assets and $0.4 million and $0.2 million proceeds from sale of assets, respectively.

Cash Flows from Financing Activities

Our cash flows from financing activities for the six months ended June 30, 2007 and 2008 was $1.5 million cash provided by financing activities and $3.3 million cash used in financing activities, respectively.  Cash provided by financing activities consisted of $3.8 million proceeds from equipment financing during the six months ended June 30, 2007.  Cash used in financing activities for the six months ended June 30, 2007 and 2008 consisted of  $2.1 million and $2.6 million in payments on long-term debt and capital leases, respectively, as well as $0.2 million and $0.7 million net repayments, respectively, on zero-balance bank cash accounts.

Capital Expenditures

We had capital expenditures of approximately $19.6 million and $16.2 million, including capitalized interest, during the six months ended June 30, 2007 and 2008, respectively. These capital expenditures relate to: network construction; initial installation costs; the purchase of customer premise equipment, such as cable set-top boxes and cable modems; corporate and network equipment, such as switching and transport equipment; and billing and information systems.  The Indenture governing our senior notes prohibits us from making certain capital expenditures when the aggregate amount of cash and cash equivalents held by us (after giving effect to such planned capital expenditure) would be less than $20 million.  We intend to manage our capital expenditures in accordance with the covenant set forth in the Indenture to ensure that cash and cash equivalents are not less than $20 million.

Contractual Obligations and Commercial Commitments

During the six months ended June 30, 2008, our aggregate contractual obligations decreased approximately $18.5 million compared to those previously described in Part II, Item 7 included in Grande’s Annual Report on Form 10-K for the year ended December 31, 2007, primarily as a result of $13.5 million interest payment on the senior notes and $6.3 million in payments on equipment financing, capital and operating leases and maintenance and purchase obligations.  These payments are partially offset by increases in obligations of $1.3 million primarily related to new vehicle operating leases, office equipment operating leases and computer capital leases.

Index

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

Index

In addition, the Indenture contains a covenant restricting certain capital expenditures if such expenditures would result in us having less than $20 million in cash and cash equivalents.

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

ITEM 4T.  CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer, who is our principal executive officer, and our Chief Financial Officer, who is our principal financial officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e), as applicable, under the Securities Exchange Act of 1934) as of June 30, 2008. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2008, our disclosure controls and procedures are effective in timely alerting them to material information relating to Grande, including its consolidated subsidiary, required to be included in this report and the other reports that we file or submit under the Securities Exchange Act of 1934.

During the three months ended June 30, 2008, there were no changes in our internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II.  OTHER INFORMATION

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

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended June 30, 2008, we issued 19,500 shares of common stock in connection with the exercise of options with a weighted average exercise price of $0.05 per share and awarded options to purchase 280,000 shares of common stock with an exercise price of $0.05 per share. We relied on the exemption set forth in Section 4(2) of the Securities Act of 1933 in issuing these securities.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders of Grande during the three months ended June 30, 2008.

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

Index

Exhibit No.	Description
4.3	Form of 14% Senior Secured Note due 2011 issued in connection with March 2004 offering (previously filed as exhibit 4.3 to Form S-1 dated May 18, 2004).

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

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	Certification pursuant to Rule 13a – 14(b) promulgated under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.
__________________
*	Filed herewith.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Grande Communications Holdings, Inc.
(Registrant)

Date: August 8, 2008	By:	/s/ Michael L. Wilfley
Michael L. Wilfley
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)