Form 10-Q
period 2008-09-30
Grande Communications Holdings, Inc.
filed 2008-11-10
CIK 1290729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2008

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

The number of shares of the registrant’s Common Stock outstanding as of October 31, 2008 was 12,784,072.

GRANDE COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARY

PART I.   FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
GRANDE COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31, 2007	September 30, 2008
		(unaudited)
Assets
Current assets:
Cash and cash equivalents, net of restricted cash of $3,129	$48,138	$37,531
Accounts receivable, net of allowance for doubtful accounts of $1,138 and $1,289	17,793	16,840
Prepaid expenses and other current assets	1,867	2,597

Total current assets	67,798	56,968
Property, plant and equipment, net of accumulated depreciation of $313,526 and $355,423	249,310	227,936
Intangible assets, net of accumulated amortization of $1,417 and $1,600	1,398	1,215
Debt issue costs, net	4,255	3,466
Restricted cash	3,129	3,129
Deposits and other long-term assets	353	593

Total assets	$326,243	$293,307

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$13,809	$14,058
Accrued liabilities	15,328	16,022
Accrued interest payable	6,755	13,510
Deferred revenue and customer deposits	6,996	7,829
Current portion of long-term debt	1,612	2,405
Current portion of capital lease obligations	3,548	1,990

Total current liabilities	48,048	55,814
Deferred rent	1,228	1,194
Deferred revenue	4,377	4,226
Capital lease obligations, net of current portion	13,592	12,625
Long term debt, net of current portion	189,994	188,958

Total liabilities	257,239	262,817

Stockholders’ equity:
Senior series preferred stock:
Series G preferred stock, $0.001 par value per share; 34,615,384 shares authorized, 34,615,330 shares issued and outstanding; liquidation preference of $134,999,787	35	35
Junior series preferred stock:
Series A preferred stock, $0.001 par value per share; 232,617,839 shares authorized, 232,617,838 shares issued and outstanding; liquidation preference of $232,617,838	233	233
Series B preferred stock, $0.001 par value per share; 20,833,333 shares authorized, issued and outstanding; liquidation preference of $25,000,000	21	21
Series C preferred stock, $0.001 par value per share; 30,000,000 shares authorized, 17,005,191 shares issued and outstanding; liquidation preference of $20,406,229	17	17
Series D preferred stock, $0.001 par value per share; 115,384,615 shares authorized, 114,698,442 shares issued and outstanding; liquidation preference of $149,107,975	115	115
Series E preferred stock, $0.001 par value per share; 8,000,000 shares authorized, 7,999,099 shares issued and outstanding; liquidation preference of $19,997,748	8	8
Series F preferred stock, $0.001 par value per share; 12,307,792 shares authorized, 11,758,278 shares issued and outstanding; liquidation preference of $15,285,761	12	12
Series H preferred stock, $0.001 par value per share; 30,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value per share; 786,835,883 shares authorized, 13,175,940 and 13,284,072 shares issued, 12,675,940 and 12,784,072 shares outstanding, as of December 31, 2007 and September 30, 2008, respectively	13	13
Additional paid-in capital	509,312	509,617
Treasury stock, at cost	(5)	(5)
Accumulated deficit	(440,757)	(479,576)

Total stockholders’ equity	69,004	30,490

Total liabilities and stockholders’ equity	$326,243	$293,307

The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANDE COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2008	2007	2008
Operating revenues	$49,348	$51,963	$147,595	$153,859
Operating expenses:
Cost of revenues (excluding depreciation and amortization)	16,948	17,792	50,981	52,761
Selling, general and administrative	22,847	24,679	67,638	70,486
Provision for doubtful accounts	911	989	2,185	2,409
Depreciation and amortization	14,946	15,683	41,843	44,221

Total operating expenses	55,652	59,143	162,647	169,877

Operating loss	(6,304)	(7,180)	(15,052)	(16,018)
Other income (expense):
Interest income	539	125	1,244	620
Interest expense, net of capitalized interest	(7,795)	(7,738)	(21,229)	(23,300)
Net gain on sale of assets	204	209	447	726

Total other income (expense)	(7,052)	(7,404)	(19,538)	(21,954)

Loss before income tax expense	(13,356)	(14,584)	(34,590)	(37,972)
Income tax expense	(281)	(277)	(841)	(847)

Net loss	$(13,637)	$(14,861)	$(35,431)	$(38,819)

Basic and diluted net loss per share	$(1.08)	$(1.16)	$(2.81)	$(3.04)
Basic and diluted weighted average number of common shares outstanding	12,611	12,782	12,601	12,759

The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANDE COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Nine Months Ended September 30,
	2007	2008
Cash flows from operating activities:
Net loss	$(35,431)	$(38,819)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	41,654	44,037
Amortization of intangible assets	189	184
Amortization of deferred financing costs	762	789
Amortization of other assets	—	8
Provision for doubtful accounts	2,185	2,409
Amortization of debt discounts/premiums	938	942
Non-cash compensation expense	499	299
Net gain on sale of assets	(447)	(726)
Changes in operating assets and liabilities:
Accounts receivable	(3,799)	(1,378)
Prepaid expenses and other assets	(842)	(970)
Accounts payable	690	1,141
Accrued liabilities and interest payable	7,684	7,449
Deferred revenue	129	1,313
Deferred rent	(28)	(34)

Net cash provided by operating activities	14,183	16,644

Cash flows from investing activities:
Purchases of property, plant and equipment	(27,174)	(23,204)
Proceeds from sale of assets	590	360
Proceeds from sales tax refunds	1,130	349
Other investing activity	(45)	—

Net cash used in investing activities	(25,499)	(22,495)

Cash flows from financing activities:
Net proceeds from borrowings	30,054	—
Payments of long-term debt and capital lease obligations	(3,076)	(3,870)
Net repayments on zero-balance cash account	(667)	(892)
Deferred financing costs	(165)	—
Other financing activity	—	6

Net cash provided by (used in) financing activities	26,146	(4,756)

Net change in cash and cash equivalents	14,830	(10,607)
Cash and cash equivalents, beginning of period	43,948	48,138

Cash and cash equivalents, end of period	$58,778	$37,531

Non-cash investing and financing activity:
Capital lease obligations	$437	$160

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

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the rules and regulations of the Securities and Exchange Commission (the “SEC”) that permit reduced disclosure for interim periods. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, these condensed consolidated financial statements contain all adjustments, consisting of normal, recurring adjustments necessary for a fair presentation of the financial position of the Company as of September 30, 2008, and for the three and nine months ended September 30, 2007 and 2008. Operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. The December 31, 2007 balance sheet is derived from the audited financial statements for the year ended December 31, 2007. These interim financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2007 and notes thereto, together with management’s discussion and analysis of financial condition and results of operations contained in the Company’s Annual Report for the year ended December 31, 2007 on Form 10-K filed with the SEC on March 31, 2008.

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

2. Reclassifications

Certain reclassifications have been made to the condensed consolidated statements of operations for the three and nine months ended September 30, 2007 to conform to the classifications used in the current period. In the condensed consolidated statements of operations, for the three and nine months ended September 30, 2007, provision for doubtful accounts of $0.9 million and $2.2 million, respectively, previously recorded in the line item “selling, general and administrative,” have been reclassified as “provision for doubtful accounts” for such periods.

GRANDE COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(continued)
(UNAUDITED)
3. Accrued Liabilities

Accrued liabilities consist of the following:
	December 31, 2007	September 30, 2008
	(in thousands)
Accrued property taxes	$4,405	$3,322
Accrued compensation	2,801	4,153
Accrued taxes—other	2,662	2,582
Accrued programming	2,587	2,976
Accrued other	2,873	2,989

Accrued liabilities	$15,328	$16,022

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

Grande Communications Holdings, Inc.’s subsidiary, Grande Communications Networks, Inc. (the “Subsidiary Guarantor”), has unconditionally guaranteed, jointly and severally, the payment of the principal, premium and interest (including any additional interest on the senior notes) on a senior secured basis. Grande Communications Holdings, Inc. is a holding company with no independent assets and conducts all of its operations through a subsidiary and is therefore dependent on the receipt of funds from its subsidiary to pay the interest and principal on the senior notes.  Limitations or restrictions contained in the Indenture could adversely affect the Company’s ability to make such payments on the senior notes.

GRANDE COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(continued)
(UNAUDITED)

The senior notes and the Subsidiary Guarantor’s guarantees thereof are secured by a first priority perfected security interest, subject to certain permitted encumbrances, in substantially all of the Subsidiary Guarantor’s property and assets, including substantially all of its property, plant and equipment.

The senior notes may be redeemed, at the Company’s election, as a whole or from time to time in part at any time upon not less than 10 nor more than 60 days’ notice to each holder of senior notes to be redeemed, subject to the conditions and at the redemption prices (expressed as percentages of principal amount) set forth below, together with accrued and unpaid interest and Liquidating Damages (as defined in the Indenture), if any, to the applicable redemption date.

April 1,	Percentage
2008	107.00%
2009	103.50%
2010 and thereafter	100.00%

If the Company experiences specific kinds of change of control events, each holder of senior notes may require the Company to repurchase all or any portion of such holder’s senior notes at a purchase price equal to 101% of the principal amount of the senior notes, plus accrued and unpaid interest to the date of repurchase.

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

•      sell or make dispositions of assets;

•      place restrictions on the ability of restricted subsidiaries to pay dividends or make other payments to the Company; and

•      engage in certain business activities.

In addition, the Indenture contains a covenant restricting certain capital expenditures if such expenditures would result in us having less than $20 million in cash and cash equivalents after giving effect to such expenditures. This covenant could adversely affect the Company’s ability to make planned capital expenditures.

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

GRANDE COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(continued)
(UNAUDITED)

Insurance

The Company carries a broad range of insurance coverage, including property, business, auto liability, general liability, directors and officers and workers’ compensation insurance and an umbrella policy. The Company has not incurred significant claims or losses on any of these insurance policies.

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

7. Subsequent Events

Interest Payment

On October 1, 2008, the Company paid $13.5 million of interest due on the senior notes.  The Company’s cash and cash equivalents on October 1, 2008 subsequent to the interest payment on the senior notes was $21.8 million.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This management’s discussion and analysis includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend our forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these sections. When used in this report, the words “anticipate,” “believe,” “estimate,” “expect,” “should,” “intend,” “plan” and similar expressions as they relate to Grande Communications Holdings, Inc. or its subsidiary or our management are intended to identify these forward-looking statements. All of the statements we make regarding our expected future financial position and operating results, our business strategy, our financing plans, forecasted trends relating to the markets in which we operate and similar matters are forward-looking statements. We cannot assure you that our expectations expressed or implied in these forward-looking statements will turn out to be correct. Our actual results could be materially different from our expectations because of various factors, including those discussed below and under the caption “Item 1A. Risk Factors” in our Annual Report on Form 10-K, filed with the SEC on March 31, 2008. Any forward-looking statements contained in this quarterly report reflect our current views with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, growth strategy and liquidity. We have no intention, and disclaim any obligation, to update or revise any forward-looking statements, whether as a result of new information, future results or otherwise.

The following management’s discussion and analysis should be read in conjunction with our Condensed Consolidated Financial Statements and Notes thereto included herewith and with our Management’s Discussion and Analysis of Financial Condition and Results of Operations and Consolidated Financial Statements and Notes thereto for the three-year period ended December 31, 2007, included in our Annual Report on Form 10-K filed with the SEC on March 31, 2008.

Unless we indicate otherwise, references below to “we,” “us,” “our,” “the Company” and “Grande” mean Grande Communications Holdings, Inc. and its consolidated subsidiary, Grande Communications Networks, Inc., taken as a whole.

Overview

Grande’s primary business is providing a bundled package of cable television (“video”), telephone (“voice”), and broadband Internet (“HSD”) and other services to residential and small and medium-sized business customers in Texas.  We provide these services in seven markets in the state of Texas using local broadband networks that we constructed. We refer to the homes and businesses that our network is capable of providing services to as “marketable homes passed.” We believe that an important measure of our growth potential is the number of marketable homes passed by our networks and the marketable homes we are able to pass in the future in the markets in which we currently operate. Marketable homes passed are the number of residential and business units, such as single residential homes, apartment units and condominium units, passed by our networks. Since 2001, we have grown our marketable homes passed through the construction of our networks. The expansion of our networks has, in turn, allowed us to pursue a retail strategy of offering bundled video, voice and HSD services to residential and business customers. As of September 30, 2007 and 2008, we had the ability to market services to 339,678 and 340,048 distinct homes and businesses over our networks, respectively, and had 144,889 and 146,513 residential and business customers, respectively. Our operating revenues were $49.3 million and $51.9 million for the three months ended September 30, 2007 and 2008, respectively, and $147.6 million and $153.9 million for the nine months ended September 30, 2007 and 2008, respectively.

Grande was founded in November 1999 and was funded with $232 million of initial equity capital to pursue a retail strategy of constructing broadband networks in order to offer bundled video, voice, and HSD services to customers. Operating revenues from bundled services were $38.9 million and $42.2 million for the three months ended September 30, 2007 and 2008, respectively, and $115.5 million and $125.3 million for the nine months ended September 30, 2007 and 2008, respectively.  We have continued to grow our bundled services to commercial business customers, which increased 26% to $6.3 million during the three months ended September 30, 2008 from $5.0 million during the three months ended September 30, 2007 and increased 22% to $17.6 million during the nine months ended September 30, 2008 from $14.4 million during the nine months ended September 30, 2007.

We have derived an increasing percentage of our revenues from our bundled services and we expect this trend to continue. Because of our local networks and existing fixed infrastructure, we believe we can continue to grow our business within the markets in which we currently operate.

In addition, we have leveraged our retail metro network build-out with the 2003 acquisition of a long haul fiber optic network, primarily located in Texas, to allow us to provide broadband transport services to medium and large enterprises and communications carriers. Operating revenues for broadband transport services were $2.4 million and $3.9 million for the three months ended September 30, 2007 and 2008, respectively, and $7.2 million and $9.3 million for the nine months ended September 30, 2007 and 2008, respectively.

In July 2000, when our network construction was still in a very early stage, we acquired substantially all of the assets of Thrifty Call, which had an established telephone and data network that served as the platform for the provisioning of residential voice and HSD services and is also the platform that provides wholesale network services to medium and large enterprises and communications carriers in the wholesale market. Operating revenues for network services were $8.0 million and $5.8 million for the three months ended September 30, 2007 and 2008, respectively, and $24.9 million and $19.3 million for the nine months ended September 30, 2007 and 2008, respectively.

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

We have incurred net losses for the past five years and expect to continue to incur net losses in the future. However, we had positive Adjusted EBITDA during the past five years as well as for each of the three and nine months ended September 30, 2007 and 2008. See “Non-GAAP Financial Measures” below for a discussion of this non-GAAP measure of our operating performance as well as our use of Adjusted EBITDA.

Our financial results depend upon many factors that significantly affect our results of operations including, without limitation:

•	general economic conditions, including the availability of, and our ability to obtain additional funding, if necessary,

•	our ability to obtain enough customers for our services to offset the costs of operating our networks,

•
our ability to compete effectively depends on our ability to keep pace with advances in technology and maintain high-quality services at prices generally equal to or below those charged by our competitors, and

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

Availability of Capital

As described more fully under “Liquidity and Capital Resources” below, we expect that current principal sources of capital going forward will primarily be cash on hand and cash flow from operations. If we do not continue to increase the number of customers and the average prices received for our services, cash flow from operations will be adversely effected and cash on hand will decline.  If our cash position falls below the $20 million required by the covenant set forth in the Indenture, we will be prohibited from making certain capital expenditures.

Marketable Homes Passed, Customers and Connections

We report marketable homes passed as the number of residential and business units, such as single family residence homes, apartment units and condominium units, passed by our networks. As of September 30, 2007 and 2008, our networks passed 339,678 and 340,048 marketable homes, respectively, and we had 144,889 and 146,513 residential and business customers, respectively.

Because we deliver multiple services to our customers, we report our total number of connections for video, voice, HSD and other services in addition to our total number of customers. We count each video, voice, HSD and other service purchase as a separate connection. For example, a single customer who purchases video, voice and HSD service would count as three connections. Similarly, a single customer who purchases our HSD service and our voice service would count as two connections. We do not record the purchase of long distance telephone service by a local telephone customer or digital cable services by an analog cable customer as additional connections. However, we do record each purchase of an additional telephone line by a local telephone customer as an additional connection. As of September 30, 2007 and 2008, we had 306,070 and 317,751 connections, respectively.

Operating Data —Bundled Services
	Quarter Ended
	September 30, 2007	December 31, 2007	March31, 2008	June 30, 2008	September 30, 2008
Operating Data:
Marketable homes passed	339,678	340,058	340,554	340,443	340,048
Customers	144,889	145,675	147,267	146,265	146,513
Number of connections:
Video	98,047	99,453	101,481	100,578	101,673
Voice	114,670	114,303	115,635	115,095	115,078
HSD and other	93,353	95,125	98,367	99,099	101,000

Total connections	306,070	308,881	315,483	314,772	317,751

Average monthly revenue per:
Customer – bundled services	$91.12	$90.64	$93.49	$95.43	$96.22
Video connection	54.80	55.78	57.81	58.31	57.45
Voice connection	40.88	40.34	40.60	40.85	41.38
HSD and other connection	31.58	32.27	33.31	34.46	35.11

Results of Operations (dollars in millions)

	Three Months Ended September 30,					Nine Months Ended September 30,
	2007	Percent of Operating Revenues	2008	Percent of Operating Revenues	Variance	2007	Percent of Operating Revenues	2008	Percent of Operating Revenues	Variance
Consolidated Financial Data:
Operating revenues:
Video	$16.0	32%	$17.4	33%	$1.4	$47.6	32%	$52.5	34%	$4.9
Voice	14.2	29	14.3	28	0.1	42.3	29	42.4	27	0.1
HSD and other	8.7	18	10.5	20	1.8	25.6	17	30.4	20	4.8

Bundled services	38.9	79	42.2	81	3.3	115.5	78	125.3	81	9.8
Broadband transport services	2.4	5	3.9	8	1.5	7.2	5	9.3	6	2.1
Network services	8.0	16	5.8	11	(2.2)	24.9	17	19.3	13	(5.6)

Total operating revenues	49.3	100	51.9	100	2.6	147.6	100	153.9	100	6.3

Operating expenses:
Cost of revenues	16.9	34	17.8	34	0.9	51.0	35	52.8	34	1.8
Selling, general and administrative	22.9	47	24.7	48	1.8	67.6	46	70.5	46	2.9
Provision for doubtful accounts	0.9	2	0.9	2	—	2.2	1	2.4	1	0.2
Depreciation and amortization	14.9	30	15.7	30	0.8	41.9	28	44.2	29	2.3

Total operating expenses	55.6	113	59.1	114	3.5	162.7	110	169.9	110	7.2

Operating loss	(6.3)	(13)	(7.2)	(14)	(0.9)	(15.1)	(10)	(16.0)	(10)	(0.9)

Other income (expense):
Interest income	0.5	1	0.1	—	(0.4)	1.2	1	0.6	0.5	(0.6)
Interest expense, net of capitalized interest	(7.7)	(16)	(7.7)	(15)	—	(21.2)	(14)	(23.3)	(15)	(2.1)
Net gain on sale of assets	0.2	1	0.2	1	—	0.5	—	0.7	0.5	0.2

Total other income (expense)	(7.0)	(14)	(7.4)	(14)	(0.4)	(19.5)	(13)	(22.0)	(14)	(2.5)

Loss before income tax expense	(13.3)	(27)	(14.6)	(28)	(1.3)	(34.6)	(23)	(38.0)	(24)	(3.4)
Income tax expense	(0.3)	(1)	(0.3)	(1)	—	(0.8)	(1)	(0.8)	(1)	—

Net loss	$(13.6)	(28)%	$(14.9)	(29)%	$(1.3)	$(35.4)	(24)%	$(38.8)	(25)%	$(3.4)

Operating Revenues. Operating revenues increased $2.6 million, or 5%, during the three months ended September 30, 2008 and increased $6.3 million, or 4%, during the nine months ended September 30, 2008. The increase during the three months ended September 30, 2008 was driven primarily by a $3.3 million increase in bundled services revenue and a $1.5 million increase in broadband transport services revenue, partially offset by a $2.2 million decrease in our revenues from network services.

The increase during the nine months ended September 30, 2008 was driven primarily by a $9.8 million increase in bundled services revenue and a $2.1 million increase in broadband transport services revenue, partially offset by a $5.6 million decrease in our revenues from network services.

Operating revenues for our bundled services increased $3.3 million, or 8%, during the three months ended September 30, 2008 and increased $9.8 million, or 8%, during the nine months ended September 30, 2008. The increased revenues from bundled services for both the reporting periods were primarily due to a 4% growth in the number of connections, from 306,070 as of September 30, 2007 to 317,751 as of September 30, 2008, and from the cable rate increases described below.  The additional connections and revenues resulted primarily from the continued increase in penetration of existing marketable homes and businesses and to a lesser extent, sales to new marketable homes built during the period from October 1, 2007 through September 30, 2008.

Operating revenues for our video services increased $1.4 million, or 9%, during the three months ended September 30, 2008 and increased $4.9 million, or 10%, during the nine months ended September 30, 2008. During the three and nine months ended September 30, 2008, approximately 35% of the $1.4 million increase and approximately 29% of the $4.9 million increase, respectively, in video revenues was due to our annual rate increase, which occurred in January 2008, with the remainder due to increased connections and an increased number of customers adding premium services and advanced services, such as HD and DVR. Video services to our commercial business customers increased 50% to $0.3 million during the three months ended September 30, 2008 from $0.2 million during the three months ended September 30, 2007 and increased 50% to $0.9 million during the nine months ended September 30, 2008 from $0.6 million during the nine months ended September 30, 2007.

Operating revenues for our voice services increased $0.1 million during the three months ended September 30, 2008 and increased $0.1 million during the nine months ended September 30, 2008. During the three and nine months ended September 30, 2008, we have experienced a $0.4 million and $1.1 million decrease, respectively, in voice services to residential customers due to competitive pressures and changing consumer preferences, as more customers choose to adopt VoIP products or use their wireless phones as their primary phone line.  However, our voice services to commercial business customers increased 14% to $4.0 million during the three months ended September 30, 2008 from $3.5 million during the three months ended September 30, 2007 and increased 12% to $11.5 million during the nine months ended September 30, 2008 from $10.3 million during the nine months ended September 30, 2007.

Operating revenues for our HSD and other services increased $1.8 million, or 21%, during the three months ended September 30, 2008 and increased $4.8 million, or 19%, during the nine months ended September 30, 2008.   During the three and nine months ended September 30, 2008, the increases in HSD and other services were primarily due to a 11% and 9% increase in average monthly revenue per connection, respectively, as customers chose higher speed service offerings.  Operating revenues for our HSD and other services for both reporting periods also increased due to an 8% growth in the number of connections, from 93,353 as of September 30, 2007 to 101,000 as of September 30, 2008.  HSD and other services to our commercial business customers increased 54% to $2.0 million during the three months ended September 30, 2008 from $1.3 million during the three months ended September 30, 2007 and increased 49% to $5.2 million during the nine months ended September 30, 2007 from $3.5 million during the nine months ended September 30, 2007.

Operating revenues for our broadband transport services increased $1.5 million, or 63%, during the three months ended September 30, 2008 and increased $2.1 million, or 29%, during the nine months ended September 30, 2008.  The increased revenues from broadband transport services for both the reporting periods were the result of an increase in construction revenue as well as moderate customer growth.

Operating revenues for our network services decreased $2.2 million, or 28%, during the three months ended September 30, 2008 and decreased $5.6 million, or 22%, during the nine months ended September 30, 2008.   The decrease during the three and nine months ended September 30, 2008 was primarily related to a $1.7 million and $4.5 million, respectively, decrease in revenue from transmission services to carriers and other telecommunications companies due to a decrease in volume, partially offset by an increase in rates per minute.  Common carrier traffic routed to us for termination is largely dependent on traffic routed to our common carrier customers by their customers. Competitive pricing pressures, business consolidations, and changing consumer preferences for voice services continue to evolve in the markets served by our other common carrier customers. If, as a result, our customers’ traffic is reduced, or if their competitors’ costs to terminate or originate traffic are reduced, our traffic will also likely be reduced.  In addition, during the three and nine months ended September 30, 2008 we’ve also experienced a decrease of $0.4 million and $1.1 million, respectively, in revenue from data services and a decrease of $0.1 million and $0.3 million, respectively, in revenue from national directory assistance service.  Decreases in both data services and national directory assistance are the result of a decrease in customer volume.  The decreases in network services were partially offset by an increase of $0.3 million in managed services during the nine months ended September 30, 2008 due to an increase in customer volume.

Cost of Revenues. Our cost of revenues increased $0.9 million, or 5%, during the three months ended September 30, 2008 and increased $1.8 million, or 4%, during the nine months ended September 30, 2008.  Cost of revenues related to video services increased approximately $1.4 million during the three months ended September 30, 2008 and increased $3.9 million during the nine months ended September 30, 2008. Other costs supporting broadband transport services, voice services, HSD and other services, and certain network services such as access fees and other fees that we pay to other carriers to carry calls outside our networks and HSD transport costs increased $1.0 million during the three months ended September 30, 2008 and increased $2.4 million during the nine months ended September 30, 2008.  These increases in costs of revenues were partially offset by decreases in costs associated with transmission services to carriers and other telecommunications companies and national directory assistance fees, which decreased $1.5 million during the three months ended September 30, 2008 and decreased $4.5 million during the nine months ended September 30, 2008.   The increase in direct costs of video services is primarily due to programming costs increases, which have been increasing on an aggregate basis due to an increase in connections and on a per connection basis due to an increase in costs per channel.  We expect this trend to continue and may not be able to pass these higher costs on to customers because of competitive factors, which could adversely affect our operations.  The decrease or increase in access and other carrier fees related to costs that are variable usage-based costs that decrease or increase as customer usage varies.

Selling, General and Administrative Expense. Our selling, general and administrative expense increased $1.8 million, or 8%, during the three months ended September 30, 2007 and 2008, respectively, and increased $2.9 million, or 4%, during the nine months ended September 30, 2007 and 2008, respectively. Included in selling, general and administrative expenses during the three and nine months ended September 30, 2008 are non-recurring expenses of $0.7 million and $1.5 million, respectively, incurred in association with the exploration of strategic alternatives to enhance shareholder value.  Other increases in selling, general and administrative expense during the three months ended September 30, 2008 related to sales and marketing, as well as a reduction in the amount of indirect overhead costs capitalized to construction projects, increases in employee commissions related to revenue initiatives, employee health care costs, and other miscellaneous expenses that totaled approximately $2.2 million but such increases were partially offset by decreases in network repairs and maintenance, legal and other professional services, excluding the strategic exploration costs discussed above, and other miscellaneous expenses that totaled approximately $1.1 million. Other increases in selling, general and administrative expense during the nine months ended September 30, 2008 related to increases in employee commissions related to revenue initiatives, employee healthcare costs, software licensing and warranty fees, as well as a reduction in the amount of indirect overhead costs capitalized to construction projects, and other miscellaneous expenses that totaled approximately $3.2 million but such increases were partially offset by decreases in legal and other professional services, excluding the strategic exploration costs discussed above, network repairs and maintenance, sales and marketing, non-cash compensation expense, employee travel, general insurance, property taxes and other miscellaneous expenses that totaled approximately $1.8 million.

For the year ending December 31, 2008, we expect our selling, general and administrative expense, excluding the strategic exploration costs discussed above, to decrease as a percentage of revenue as compared to the year ended December 31, 2007 as we continue to focus on cost reductions and gain efficiencies.

Depreciation and Amortization Expense. Our depreciation and amortization expense increased $0.8 million, or 5%, during the three months ended September 30, 2008 and increased $2.3 million, or 5%, during the nine months ended September 30, 2008. The increase during the three and nine months ended September 30, 2008 related to property, plant and equipment additions during the period from October 1, 2007 through September 30, 2008, primarily for customer premise equipment, long haul fiber optic network upgrades and capitalized labor expenses.  Partially offsetting the increases related to these additions were decreases in depreciation expense related to sales and dispositions as well as certain assets that became fully depreciated during the period from October 1, 2007 through September 30, 2008.

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

Interest Expense. Interest expense, which includes interest incurred net of capitalized interest, remained flat at $7.7 million during both the three months ended September 30, 2007 and 2008 and increased $2.1 million, or 10%, during the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007.  Our interest expense increased primarily due to the private placement of an additional $25.0 million of senior notes in the third quarter of 2007.

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

Adjusted EBITDA decreased $0.2 million, or 2%, during the three months ended September 30, 2008 and increased $1.5 million, or 5%, during the nine months ended September 30, 2008.  The decrease in Adjusted EBITDA during the three months ended September 30, 2008 was primarily due to $0.7 million of non-recurring expenses incurred in association with the exploration of strategic alternatives to enhance shareholder value, a $1.2 million increase in selling, general and administrative expenses, excluding stock-based compensation and strategic exploration costs, as well as a $0.9 million increase in costs of revenue, partially offset by a $2.6 million increase in operating revenues. The increase in Adjusted EBITDA during the nine months ended September 30, 2008 was primarily due to a $6.3 million increase in operating revenues as well as a $0.2 million increase in net gain on sale of assets, partially offset by $1.5 million of non-recurring expenses incurred in association with the exploration of strategic alternatives to enhance shareholder value, a $1.7 million increase in selling, general and administrative expenses, excluding stock-based compensation and strategic exploration costs, and a $1.8 million increase in costs of revenues.

The reconciliation of EBITDA/Adjusted EBITDA to net loss is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2008	2007	2008
	(in thousands)		(in thousands)
Net loss as reported	$(13,637)	$(14,861)	$(35,431)	$(38,819)
Add back non-EBITDA/Adjusted EBITDA items included in net loss:
Interest income	(539)	(125)	(1,244)	(620)
Interest expense, net of capitalized interest	7,795	7,738	21,229	23,300
Income tax expense	281	277	841	847
Depreciation and amortization	14,946	15,683	41,843	44,221

EBITDA (1)	8,846	8,712	27,238	28,929
Non-cash compensation expense	129	92	499	299

Adjusted EBITDA (1)	$8,975	$8,804	$27,737	$29,228

(1) EBITDA and Adjusted EBITDA includes a net gain on sale of assets of $0.2 million during both the three months ended September 30, 2007 and 2008 and $0.5 million and $0.7 million during the nine months ended September 30, 2007 and 2008, respectively.  Also included are non-recurring expenses of $0.7 million and $1.5 million during the three and nine months ended September 30, 2008, respectively, incurred in association with the exploration of strategic alternatives to enhance shareholder value.

Liquidity and Capital Resources

Sources and Uses of Funds

Since inception, we have been funded primarily with private equity investments and issuances of debt securities. Our current primary sources of liquidity are cash on hand and cash flows from operating activities.

As of September 30, 2008, we had total cash and cash equivalents of $37.5 million and $206 million of long-term debt and capital lease obligations outstanding, including the current portion, and net of discounts and premiums of $4.0 million.  In October 2008, we paid $13.5 million of interest due on our senior notes.

As of September 30, 2008, we had net working capital of $1.2 million, compared to net working capital of $19.8 million as of December 31, 2007.  The $18.6 million decrease in working capital resulted primarily from a $10.8 million decrease in current assets primarily due to the $13.5 million interest payment in April 2008 on our senior notes as well as a $7.8 million net increase in current liabilities, including the $6.8 million increase in accrued interest payable.

Provided that we meet our cash flow projections in our current business plan and current economic market conditions do not continue to deteriorate as described under Part II, Item 1A. “Risk Factors” below, we expect that our available cash and cash equivalents and cash generated from operations will be sufficient to fund our existing operations, planned capital spending and other commitments over the next twelve months through September 30, 2009. We believe that we will not require additional financing and that we will manage our cash position above $20 million in accordance with the covenant set forth in the Indenture over the next twelve months through September 30, 2009. As described under “Contractual Obligations and Commercial Commitments” below, the Indenture contains a covenant restricting certain capital expenditures if such expenditures would result in us having less than $20 million in cash and cash equivalents after giving effect to such expenditures. If our cash and cash equivalents fall below $20 million, we would not be permitted to make certain capital expenditures until such time as our cash and cash equivalents, including such proposed certain capital expenditures, increase above $20 million.  If we made certain capital expenditures that would cause our cash and cash equivalents to fall below $20 million, we would be required to notify the Trustee of such default.  If we receive notification from the Trustee or holders of at least 25% in aggregate principal amount of the then outstanding senior notes, we would have 60 days to comply with the covenant.   If after 60 days, we have not complied with the covenant, the senior notes may be declared due and payable immediately by notice from the Trustee or holders of at least 25% in aggregate principal amount of the then outstanding senior notes. This covenant could adversely affect our ability to make planned capital expenditures.

Our current business plan is based on our estimates regarding expected future costs and expected revenues. Our costs may exceed or our revenues may fall short of our estimates, our estimates may change, and future developments may affect our estimates. Any of these factors may increase our need for funds, which would require us to consider asset sales or seek additional financing to fund our operations, to undertake initiatives not contemplated by our business plan or obtain additional cushion against possible shortfalls. Future financings may include a range of different sizes or types of financing, including capital lease transactions and the sale of additional debt or equity securities. These financings could increase our level of indebtedness or result in dilution to our equity holders. Additionally, we can call our existing senior notes at any time giving us the near term ability to refinance our bonds in the event better pricing and terms were available to us in the market. However, we may not be able to raise additional funds on favorable terms or at all. Our ability to obtain additional financing depends on several factors, including future market conditions and the state of the credit markets; our success or lack of success in penetrating our markets and growing our overall income; our future creditworthiness; and restrictions contained in agreements with our investors or lenders, including the restrictions contained in the Indenture.

Cash Flows from Operating Activities

Net cash provided by operating activities totaled $14.2 million and $16.6 million for the nine months ended September 30, 2007 and 2008, respectively. The $2.4 million increase in net cash provided by operating activities primarily reflects a $9.4 million increase in cash collected from customers as well as a $0.5 million increase in proceeds from sales tax refunds attributed to operating activities.  These increases in net cash provided by operating activities were partially offset by a $3.8 million increase in payments to vendors and employees, a $1.9 million increase in interest expense paid, a $1.1 million increase in income taxes paid, as well as a $0.7 million decrease in interest income received. The net cash flow activity related to operations consisted primarily of our operating results adjusted by changes in operating assets and liabilities and non-cash transactions including:

•	depreciation, amortization and accretion expense;

•	non-cash compensation expense;

•	non-cash interest expense;

•	provision for doubtful accounts; and

•	(gain) loss on sale/disposal of assets.

Cash Flows from Investing Activities

Our net cash used in investing activities for the nine months ended September 30, 2007 and 2008 was $25.5 million and $22.5 million, respectively, and consisted primarily of $27.2 million and $23.2 million in property, plant and equipment purchases, respectively, discussed below, partially offset by $1.1 million and $0.3 million of proceeds, respectively, from sales tax refunds applicable to capital assets and $0.6 million and $0.3 million of proceeds from sale of assets, respectively.

Cash Flows from Financing Activities

Our cash flows from financing activities for the nine months ended September 30, 2007 and 2008 was $26.1 million cash provided by financing activities and $4.8 million cash used in financing activities, respectively.  Cash provided by financing activities consisted of $30.1 million proceeds from borrowings during the nine months ended September 30, 2007.  Cash used in financing activities for the nine months ended September 30, 2007 and 2008 consisted of  $3.1 million and $3.9 million in payments on long-term debt and capital leases, respectively, as well as $0.7 million and $0.9 million net repayments, respectively, on zero-balance bank cash accounts.

Capital Expenditures

We had capital expenditures of approximately $27.2 million and $23.2 million, including capitalized interest, during the nine months ended September 30, 2007 and 2008, respectively. These capital expenditures relate to: network construction; initial installation costs; the purchase of customer premise equipment, such as cable set-top boxes and cable modems; corporate and network equipment, such as switching and transport equipment; and billing and information systems.  As described under “Liquidity and Capital Resources—Sources and Uses of Funds”, the Indenture contains a covenant restricting certain capital expenditures if such expenditures would result in us having less than $20 million in cash and cash equivalents after giving effect to such expenditures. We anticipate spending approximately $31 million, excluding capitalized interest, in capital expenditures during the year ending December 31, 2008.

Contractual Obligations and Commercial Commitments

During the nine months ended September 30, 2008, our aggregate contractual obligations decreased approximately $20.9 million compared to those previously described in Part II, Item 7 included in Grande’s Annual Report on Form 10-K for the year ended December 31, 2007, primarily as a result of $13.5 million interest payment on the senior notes and $8.9 million in payments on equipment financing, capital and operating leases and maintenance and purchase obligations.  These payments are partially offset by increases in obligations of $1.5 million primarily related to new vehicle operating leases, office equipment operating leases and computer capital leases.

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

Our subsidiary, Grande Communications Networks, Inc. (the “Subsidiary Guarantor”), has unconditionally guaranteed, jointly and severally, the payment of the principal, premium and interest (including any additional interest on the senior notes) on a senior secured basis. The senior notes and the Subsidiary Guarantor’s guarantees thereof are secured by a first priority perfected security interest, subject to certain permitted encumbrances, in substantially all of our subsidiary’s property and assets, including substantially all of its property, plant and equipment.

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

April 1,	Percentage
2008	107.00%
2009	103.50%
2010 and thereafter	100.00%

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

In addition, the Indenture contains a covenant restricting certain capital expenditures if such expenditures would result in us having less than $20 million in cash and cash equivalents after giving effect to such expenditures. This covenant could adversely affect our ability to make planned capital expenditures.

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

Operating Leases. We lease office space, vehicles and other assets for varying periods. Leases that expire are evaluated for renewal based on operational necessity.

Maintenance Agreements. We have numerous agreements for the maintenance of leased fiber optic capacity.

Purchase Commitments. During January 2005, we entered into a minimum purchase agreement with a vendor for the purchase of fiber optic equipment and installation and maintenance services through January 2008. During March 2008, we entered into Amendment No. 1 to the minimum purchase agreement extending the term of the purchase commitment through December 31, 2008. If we do not make the minimum purchases through the expiration or termination of this agreement, we will be required to pay a fee of 30% of the remaining unfulfilled amount.

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

Our management, with the participation of our Chief Executive Officer, who is our principal executive officer, and our Chief Financial Officer, who is our principal financial officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e), as applicable, under the Securities Exchange Act of 1934) as of September 30, 2008. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2008, our disclosure controls and procedures are effective in timely alerting them to material information relating to Grande required to be included in this report and the other reports that we file or submit under the Securities Exchange Act of 1934.

During the three months ended September 30, 2008, there were no changes in our internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Except for the risk factor set forth below, there have been no material changes to the risk factors previously described in Part I, Item 1A included in Grande’s Annual Report on Form 10-K for the year ended December 31, 2007.

The current turmoil in the credit markets and poor economic conditions could negatively impact our business by squeezing demand for our products and the availability of capital and increasing our cost of credit.

The current turmoil in the credit markets could limit demand for our products, and affect the overall availability and cost of credit. Our operations are affected by local and national economic conditions, which have recently deteriorated significantly and may remain depressed for the foreseeable future. The consequences of a prolonged recession may include a lower level of economic activity and changes in demand for the services we provide in our markets, which may adversely affect our revenues, liquidity and future growth.  Current economic conditions may be exacerbated by insufficient financial sector liquidity leading to potential increased unemployment, which may impact our customers’ ability to pay timely, increase customer bankruptcies, and may lead to increased bad debt.   It is expected that commercial and wholesale customers will be impacted first with residential customers following, if such circumstances occur. Customer collections are our primary source of cash.  While we believe we have a diversified customer base and no concentration of credit risk with any single customer, if the current market conditions continue to deteriorate we may experience increased churn in our customer base, which could also have a material adverse effect on our liquidity.

Instability in the financial markets, as a result of recession or otherwise, also may affect the cost of capital and our ability to raise capital, which are discussed in greater detail in the Risks Relating to Our Business risk section in our Annual Report on Form 10-K for the year ended December 31, 2007. At this time, it is unclear whether and to what extent the actions taken by the U.S. government, including, without limitation, the passage of the Emergency Economic Stabilization Act of 2008 and other measures currently being implemented or contemplated, will mitigate the effects of the crisis.  While we have no immediate need to access the credit markets, the impact of the current crisis on our ability to obtain financing in the future, and the cost and terms of same, is unclear. No assurances can be given that the effects of the current crisis will not have a material adverse effect on our business, financial condition and results of operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2008, we issued 12,000 shares of common stock in connection with the exercise of options with a weighted average exercise price of $0.05 per share and awarded options to purchase 249,000 shares of common stock with an exercise price of $0.05 per share. We relied on the exemption set forth in Section 4(2) of the Securities Act of 1933 in issuing these securities.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders of Grande during the three months ended September 30, 2008.

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

10.1*	Separation Agreement and Full and Final Release of Claims between Grande Communications Networks, Inc. and Jeffrey A. Brennan dated August 15, 2008.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	Certification pursuant to Rule 13a – 14(b) promulgated under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Grande Communications Holdings, Inc.
(Registrant)

Date: November 10, 2008	By:	/s/ MICHAEL L. WILFLEY
Michael L. Wilfley
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)