Form 10-K
period 2008-12-31
Grande Communications Holdings, Inc.
filed 2009-03-20
CIK 1290729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

__________________
FORM 10-K
__________________

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended 12/31/2008

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File No. 333-115602
__________________
Grande Communications Holdings, Inc.
(Exact name of Registrant as specified in its charter)
__________________

Delaware	74-3005133
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

401 Carlson Circle, San Marcos, TX	78666
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (512) 878-4000
__________________

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

The aggregate market value of the voting common equity held by non-affiliates is not applicable as no public market exists for such equity of the registrant.

The number of shares of the registrant’s Common Stock outstanding as of March 15, 2009 was 12,784,072.

GRANDE COMMUNICATIONS HOLDINGS, INC.
ANNUAL REPORT ON FORM 10-K
YEAR ENDED DECEMBER 31, 2008

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K contains statements about future events, including without limitation, information relating to business development activities, as well as capital spending, financing sources and the effects of regulation and increased competition. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements can sometimes be identified by our use of forward-looking words such as “expect,” “should,” “may,” “will,” “anticipate,” “estimate,” or “intend” and other similar words or phrases. Similarly, statements that describe our objectives, plans or goals are or may be forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be different from any future results, performance or achievements expressed or implied by these statements. You should review carefully all of the information, in this annual report on Form 10-K, including the financial statements.

These risks and uncertainties include, without limitation, those discussed below under “Risk Factors” and those discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations. In addition to the risk factors described under the heading “Risk Factors,” the following important factors could affect future results, causing actual results to differ materially from those expressed in the forward-looking statements:

•	our dependence on existing management;

•	the local, regional, national or global economic climate;

•	an act of terrorism in the United States of America; and

•	changes in federal or state telecommunications laws or the administration of such laws.

These factors and the other risk factors discussed in this annual report on Form 10-K are not necessarily all of the important factors that could cause our actual results to differ materially from those expressed in any of the forward-looking statements. Other unknown or unpredictable factors also could have material adverse effects on our future results. The forward-looking statements included in this annual report on Form 10-K are made only as of the date of this annual report. We cannot ensure that any projected results or events will be achieved. We have no intention, and disclaim any obligation to publicly update or revise any forward-looking statements whether as a result of new information, future results or otherwise, except as required by law.

PART I

For convenience in this annual report on Form 10-K, “Grande,” “we,” “us,” “our,” and “the Company” refer to Grande Communications Holdings, Inc. and its consolidated subsidiary, Grande Communications Networks, Inc., taken as a whole.

ITEM 1.	BUSINESS

Overview

Grande’s primary business is providing a bundled package of cable television (“video”), telephone (“voice”), and broadband Internet (“HSD”) and other services to residential and business customers in Texas.  We provide these services in seven markets in the state of Texas using local broadband networks that we acquired and/or constructed. We refer to the homes and businesses that our network is capable of providing services to as “marketable homes passed.” We believe that an important measure of our growth potential is the number of marketable homes passed by our networks and the marketable homes we are able to pass in the future in the markets in which we currently operate. Marketable homes passed are the number of residential and business units, such as single residential homes, apartment units and condominium units, passed by our networks. Since 2001, we have grown our marketable homes passed through acquisitions and the construction of our networks. The expansion of our networks has, in turn, allowed us to pursue a retail strategy of offering bundled video, voice and HSD services to residential and business customers. As of December 31, 2007 and 2008, we had the ability to market services to 340,058 and 340,681 distinct homes and businesses over our networks, respectively, and had 145,675 and 146,210 residential and business customers, respectively. Our operating revenues were $197.1 million in 2007 compared to $205.3 million for 2008.

Grande was founded in November 1999 to pursue a retail strategy of constructing broadband networks in order to offer bundled video, voice, and HSD services to customers. Operating revenues from bundled services were $155.0 million in 2007 compared to $168.4 million for 2008.   We have continued to grow our bundled services to commercial business customers, which increased 23% to $24.2 million during 2008 from $19.6 million during 2007.

In addition, we have leveraged our retail metro network build-out with the 2003 acquisition of a long haul fiber optic network to allow us to provide broadband transport services to medium and large enterprises and communications carriers. Operating revenues for broadband transport services were $9.4 million in 2007 compared to $12.3 million for 2008.

In July 2000, when our network construction was still in a very early stage, we acquired substantially all of the assets of Thrifty Call, Inc. (“Thrifty Call”), which had an established telephone and data network that served as the platform for the provisioning of residential voice and HSD services and is also the platform that provides wholesale network services to medium and large enterprises and communications carriers in the wholesale market. Operating revenues for network services were $32.7 million in 2007 compared to $24.6 million for 2008.

Our network services are primarily provided using our existing infrastructure and personnel. By leveraging our brand, communications infrastructure, voice and data volume, and personnel that predominantly support our core retail business and its products, we have gained efficiencies of scale by offering telecommunications and HSD products into wholesale markets.

On January 18, 2008, we issued a press release announcing that our board of directors has authorized the Company to explore all of its strategic alternatives to enhance stockholder value.  The board of directors will work with the Company’s management team and its legal and financial advisors to evaluate the Company’s available alternatives.  We have engaged Waller Capital Partners LLC to assist us in exploring strategic alternatives.  There can be no assurance that the exploration of strategic alternatives will result in the Company adopting or approving any strategic alternative.  We undertake no obligation to make any further announcements regarding the exploration of strategic alternatives unless and until a final decision is made.

We have incurred net losses for the past five years and expect to continue to incur net losses in the future. However, we had positive Adjusted EBITDA during the past five years. See “Non-GAAP Financial Measures” below for a discussion of this non-GAAP measure of our operating performance as well as our use of Adjusted EBITDA.

Our financial results depend upon many factors that significantly affect our results of operations including, without limitation:

•	general economic conditions, including the availability of, and our ability to obtain additional funding, if necessary,
•	our ability to obtain and retain enough customers for our services to offset the costs of operating our networks,
•
our ability to compete effectively depends on our ability to keep pace with advances in technology and maintain high-quality services at prices generally equal to or below those charged by our competitors, and

•	increasing programming and other costs.

Grande Competitive Advantages

We believe we have been able to grow our customer base because of the following competitive advantages:

•
Competitively superior networks. We provide our services over our newly constructed, fully integrated, high-speed, high capacity network. In 2005, we began taking fiber optic cable direct to our customers’ homes on new network passings in Austin and San Antonio with a technology known as fiber-to-the-home (“FTTH”). On all passings constructed prior to our launch of FTTH, our networks deploy fiber optic cable to nodes that can serve from 24 to 450 marketable homes passed, depending on network configuration. Our networks generally utilize an 860Mhz signal, which can be upgraded to 1Ghz. Our networks are designed to have sufficient capacity to meet the growing demand for high bandwidth video, voice, HSD and other services while providing additional capacity to enable us to offer planned and future products. The architecture of our networks allows us to offer superior services, such as dedicated Internet products at high bandwidth rates that we believe are superior to the shared bandwidth Internet products offered by our cable competitors. We already offer high definition television, digital video recording, and interactive television. Our networks are positioned to deliver new services, such as video on-demand cable television, switched digital, and other high bandwidth applications with an additional capital investment of approximately one to two million dollars.

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

•
Strong local brand and customer service. We have chosen to serve customers in seven attractive and growing markets in Texas: Austin/San Marcos, San Antonio, suburban northwest Dallas, Waco, Corpus Christi, Midland/Odessa and, to a lesser extent, Houston. In each of these markets, we have established a strong local presence that we believe has positioned Grande as the hometown company, despite the fact that we are not the incumbent service provider in any of our markets. Our customer service and technical representatives, as well as our sales representatives, installation technicians and other employees who interact with our customers, know our markets and products, and are part of our customer-focused culture. We operate a virtual customer call center system, with centers in Austin and San Marcos, Texas, that allows us to offer customer care 24 hours a day, seven days a week in an efficient, cost-effective manner. We believe our hometown brand, combined with local customer service and support, enables us to appeal to residential and business customers in our markets, as well as to local universities, utilities, hospitals and other institutions.

The Grande Strategy

We seek to take advantage of our market position by executing the following operating strategy:

•
Increase customer penetration in markets with demonstrated demand and operating metrics. We believe that each of our existing markets has demonstrated strong consumer demand and favorable operating metrics. As of December 31, 2008, we had 146,210 customers taking an average of over two connections each. We have proven our ability to take market share from our competitors over time in the communities that we serve. We have grown our residential and business customers from 145,675 as of December 31, 2007 to 146,210 as of December 31, 2008 and have an overall 43% customer penetration rate at December 31, 2008. We believe that there is opportunity to further penetrate our existing markets, particularly in our newer passings.

•
Expand commercial business offering over our retail footprint. We have extensive local deep fiber networks in each of our markets (excluding Houston) that enable us to pursue our commercial business. We have leveraged our local brand, network, and telecommunications infrastructure to grow this offering by 23% over 2007 to $24.2 million in revenue during 2008. We offer our commercial customers cable television, telephone, and broadband Intranet services at competitive rates. Because of our expansive and fiber rich local networks, we believe we can cost effectively grow this business. Our commercial business is part of our overall bundled services business.

•
Leverage our infrastructure by serving broader telecommunications market. In addition to our primary business of offering bundled services to residential and business customers, we also offer broadband transport services and network services to medium and large enterprises and communications carriers. Broadband transport services increased 31% over 2007 while network services decreased 25% from 2007 to $12.3 million and $24.6 million in revenue, respectively during 2008. These services are primarily provided using our existing infrastructure and personnel. By leveraging our brand, communications infrastructure, voice and data volume, and personnel that predominantly support our core retail business and its products, we have gained efficiencies of scale by offering telecommunications and HSD products into broader telecommunications markets.

Services

Bundled Services

We provide video, voice, HSD and other services to our residential and business customers. We are able to deliver a wide range of products that allow our existing and potential residential and business customers to select the services that meet their specific needs and preferences, from products on an individual basis to bundled product offerings. Our bundled packages offer the convenience and cost-savings of having one bill and one company providing the services. We believe we were the first company in many of our markets to bundle the three products, video, voice and HSD services, to residential and business customers. We price our products competitively in each of our target markets.  When customers purchase our products as part of a bundle of two or more services, they benefit from additional savings.

Our bundled services encompass a broad range of services provided on an individual basis or through a bundled product offering. These services include:

•
Video. We offer a wide variety of video programming and services. In addition to analog and digital video services, the Company offers numerous add-on services, such as pay-per-view, premium movie channels, digital video recorders and HDTV. Grande also offers interactive features, such as video games, news and entertainment guides. As of December 31, 2008, we provided video services to 101,864 connections. On average, during 2008, each of our video connections generated $57.96 in monthly revenues.

Our video offerings include:

•
Basic Cable. Our basic cable offering consists of over 20 channels, which generally consists of local broadcast television, local community programming (including governmental, public and education), limited satellite-delivered or non-broadcast channels.

•	Expanded Cable. Includes Basic Cable plus approximately 45 additional channels (over 65 total), including ESPN, Disney, CNN, Comedy Central and MTV.

•
Super Digital Cable. Our digital cable offering consists of our expanded cable offering plus approximately 100 additional digital cable channels for access to a total of over 300 channels.  Digital service includes an interactive program guide, 48 channels of digital music and Grande Interactive TV with features such as games and local guides. In addition, we have tailored our digital cable programming to include a large number of Spanish language channels to appeal to the large Spanish-speaking population in our markets. We offer this target-specific content in tiers. Digital service also includes advanced services such as Grande News & Info on Demand. Grande’s digital package includes access to multi-cast premium channels such as HBO, Showtime, Cinemax, and Starz! as well as specialty programming tiers featuring Spanish programming, sports, high-definition, and movie content. Digital Cable TV subscribers must have a digital set-top box to use the service.

•
High-Definition Television. HDTV is offered to all digital cable subscribers. HDTV is a digital television service that displays enhanced picture quality that surpasses standard analog and digital television images. We currently offer a minimum of 31 channels of HDTV programming (number of channels may vary by market).

•	Premium Movie Channels. These 59 additional channels provide commercial-free movies and other programming including HBO, Cinemax, Showtime, The Movie Channel, Starz! and Encore.

•	Pay-Per-View. Premium content, such as movies, sports and concerts that are offered on a commercial-free basis for additional fees.

•
Digital Video Recorder. For an additional fee, Grande offers digital set-top boxes that allow customers to digitally record television programs and watch them on their own schedule. In addition to recording and replay, DVRs also allow customers to pause and rewind live programming. Grande offers dual-tuner DVRs that allow customers to record programs while watching other channels.

•
Voice. We offer a variety of local and long distance calling plans as well as numerous advanced calling features. Grande’s voice plans generally include unlimited local calling, free calls to existing Grande customers, directory listing service options and bundles of local and long distance calling with a variety of calling features. Grande’s voice plans offer consumers superior service and value compared to other offerings in the market. As of December 31, 2008, we provided service to 114,512 telephone connections. On average, during 2008, each of our telephone connections generated $41.02 in monthly revenues, including local and long-distance service.

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

•
Long Distance. Our long-distance services include traditional switched and dedicated long distance, toll-free calling, international and operator services. We offer our customers an option of a flat rate for domestic or intrastate long-distance calls all day, every day, with no minimum monthly usage fees, and several prepaid long distance plans by which the customer pays a monthly fee for a pre-determined number of long distance minutes and a flat per minute rate for any additional minutes. We also offer flat per minute rate for direct-dial international calling with no additional fees, surcharges or minimum call times per call. Our customers also may purchase 800 number calling services or toll restriction services. We believe our long-distance telephone services are competitively priced. We offer our retail customers, as part of their subscription to our services, “free Grande-to-Grande,” which means there are no long-distance charges for calls between two of our phone subscribers in different markets.

•
HSD and Other. As of December 31, 2008, we had 101,502 HSD and other service connections. On average, during 2008, each of our HSD and other connections generated $34.94 in monthly revenues. HSD and other services include:

•
HSD Service. We provide our HSD customers with a full suite of high-speed broadband Internet products through our networks, with speeds up to 12Mbps download, up to 24Mbps with addition of our Bolt burstable Internet product, (15Mbps to our FTTH customers) for residential customers. We offer multiple tiers of high-speed broadband access, including dedicated access and tiered bandwidth, with Ethernet speeds up to 1000Mbps, to business customers. We also offer DSL and low-price dial-up Internet access, but most of our residential and business customers take advantage of the high data speeds available on our broadband networks. Our HSD customers have a choice of services with different download and upload speeds for different monthly charges. Grande HSD service provides unlimited access to the Internet without dialing in or logging on to a network and without a dedicated telephone line. Our higher speed service offers superior speeds to DSL and, we believe, appeals to the more sophisticated broadband Internet user. We also provide to our customers a specific number of free e-mail accounts, personal Web space, email switching services and Internet security software. We also offer web premium packages, such as additional Internet security, family oriented premiums, sports, gaming and learning web applications as well as downloadable music and movies. Customers have the option to purchase or rent a cable modem from us or purchase it directly from a retailer. We believe businesses and sophisticated users continue to require faster Internet access and more bandwidth as content is becoming more robust, and we intend to offer products that will meet that demand using our high capacity networks.

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

•
Data Services. We provide services to Internet service providers, which we call our managed modem services that allow the Internet service provider to deliver dial-up Internet service to customers in areas where our network is located. We provide the modems, offer dial-up and a variety of related services, including server hosting, direct access between our networks and the network of the Internet service provider, a customer-maintained user database, and end-user technical support services. We also offer various other data services, such as VoIP terminations, inbound local calling and toll-free calling. A portion of our data revenue is derived from reciprocal compensation. A Federal Communications Commission (“FCC”) order, described more thoroughly below under the caption “Regulation of Telecommunications Services”, regarding this revenue stream negatively impacted our revenue beginning in the latter half of 2005.

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

Marketing

In each of our markets, we have established a strong community presence that we believe has positioned Grande as the hometown company, despite the fact that we are not an incumbent service provider in any of our markets. Grande’s marketing focuses on three primary strategies that are used to drive sales, create awareness, and help retain customers.  These strategies include: (i) a strong community presence that we believe positions Grande as a hometown company; (ii) a targeted branding strategy that seeks to provide overarching brand awareness; and (iii) a heavy direct marketing strategy that maximizes the efficiency of our marketing efforts.

Grande’s heavy involvement in community events and participation with local charitable organizations is driven primarily by our local Community Relations and Direct Sales teams in the markets.  As part of this effort, our employees run our Passion and Commitment Investment Club, which supports community organizations in our markets that provide food, shelter, clothing and healthcare to persons in need.  Grande’s Passion and Commitment Investment Club has made significant donations to non profit organizations across our markets and has been recognized with numerous local and state awards for its community service.  We believe these activities help develop a strong local brand that in turn translates into support for our direct sales efforts.

Grande also uses targeted branding opportunities to create additional brand awareness in the marketplace.  In our less ubiquitous markets, we employ tactics such as outdoor advertising, vehicle wraps, and local sponsorships.  In areas where our footprint has a greater reach, we are also able to use mass media such as television and radio on a limited basis.  Additionally, we are becoming more involved in emerging Internet technologies to help further extend our brand by utilizing social media tactics such as Twitter, Facebook, and corporate blog sites.

This overarching brand strategy serves to provide an umbrella of awareness that increases the effectiveness of the third component of our strategy, direct marketing.  Grande’s unique footprint is the primary driver of our direct marketing strategy.  Because of our unique footprint, we must deliver materials on a household level in order to maximize our marketing efforts.  We utilize a variety of tactics such as direct mail, zoned newspaper inserts, door tags, telemarketing, and door-to-door sales in an effort to generate new sales.  Additionally, we utilize third party market segmentation data in an effort to segment our markets and target each unique customer segment with the appropriate mix of messaging, product offering, and pricing.

We believe our marketing strategies help us penetrate our target markets where the acquisition of new customers is typically dependent upon customers switching to our services from their existing providers.  We have grown our residential and business customers from 145,675 as of December 31, 2007 to 146,210 as of December 31, 2008 and have an overall 43% customer penetration rate at December 31, 2008.
Sales

We have separate sales teams in each of our markets dedicated to residential, multiple family dwelling units (“MDUs”), and commercial customers. Each of these sales teams reports to separate sales management that is responsible for all of the sales in a particular product area. We also have a separate sales team dedicated to broadband transport and network services.

A standard residential sales team consists of direct sales, outbound and inbound call center sales, counter sales and support personnel. A typical commercial sales team consists of account executives and specialized business installation coordinators. Our MDU sales team has developed relationships with owners and management of the MDU properties in our target markets, which enables us to gain access to new customers as soon as they move into their unit. Our network services sales team focuses on making direct contact with communications providers principally via sales calls, trade shows and our sales team’s existing industry relationships. Our call center sales team handles substantially all incoming and outgoing residential and commercial sales calls for all markets.

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

Customer Care, Billing and Installation

Customer Care

We believe that the combination of bundled communications services on our own networks and quality customer care are key drivers to effectively compete in the residential and business markets. We believe that the quality of service and responsiveness differentiates us from many of our competitors. We provide customer service 24 hours a day, seven days a week. Our representatives are cross-trained to handle customer service transactions for all of our products. We operate a virtual customer call center system, with centers in Austin and San Marcos, Texas, that handle all customer service transactions other than network trouble calls, which we handle through our technical service center also located in San Marcos, Texas. In addition, we provide our business customers with a local customer service representative, which we believe improves our responsiveness to customer needs and distinguishes our products in the market. We believe it is a competitive advantage to provide our customers with the convenience of a single point of contact for all customer service issues for our video, voice and HSD services and is consistent with our bundling strategy.

We monitor our networks 24 hours a day, seven days a week through our network operations and control center (“NOCC”) located in San Marcos, Texas. Typically, our NOCC allows us to detect problems before or as soon as any service interruption occurs. We strive to resolve service delivery problems prior to customer awareness of any service interruptions.

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

Industry

In recent years, regulatory developments have led to changes and increased competition, both intra-modal and inter-modal, in the communications industry. The Telecommunications Act of 1996 and its implementation through FCC regulations have broken down barriers between providers of different types of communications services. Companies that were effectively limited to providing one telecommunications service can now provide additional services with fewer regulatory restrictions or requirements.

We believe the industry is moving more towards an environment of inter-modal competition where both the cable television providers and the local telephone providers, and to some extent wireless service providers, will be competing head to head for local telephone, long distance, cable television or other video, and high speed data service. Advances in technology have furthered convergence in the industry by enabling delivery of cable television or video services, telephone services and broadband Internet services over different types of networks and making the delivery of more than one service over one broadband network, whether wireless or wireline, feasible and economical. The cable companies have introduced telephone services via Voice over Internet Protocol (“VoIP”) to residential customers, and the local telephone providers are investing large amounts of capital into new networks to offer television or video service using IP-enabled technologies in addition to their existing telephone and DSL services. Verizon Communications Inc. (“Verizon”) is constructing fiber-to-the-home networks and AT&T Inc. (“AT&T”) has begun serving customers via a fiber-to-the-curb network, in an effort to sell television over IP. Separately, advances in technology are enabling providers of wireless service to accommodate the transmission of video and other broadband applications. We compete against companies that have significant competitive advantages over us, including more years of experience, greater resources, significant mass marketing capabilities and broader name recognition.

We also compete with the growing availability of wireless high-speed Internet access, or Wi-Fi service, principally when offered by municipal authorities or authorized third parties in a particular geographic region. Wi-Fi services, particularly when combined with VoIP or other advanced IP-based applications, can enable users to communicate by phone, access the Internet, or engage in other broadband activities, typically at a minimal flat-rate charge.

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

Markets

The following table sets forth, in each of our markets, the marketable homes we pass.

	December 31,

Market Areas in Texas	2006	2007	2008

Austin/San Marcos	73,527	74,713	75,327
San Antonio	63,692	63,800	64,044
Suburban Northwest Dallas	59,618	57,317	54,695
Corpus Christi	47,932	49,332	49,620
Waco	44,270	44,909	45,154
Midland/Odessa	40,750	42,734	44,589
Houston	7,236	7,253	7,252

Total	337,025	340,058	340,681

Competition

The broadband communications industry is highly competitive. We compete primarily on the basis of the price, availability, reliability, variety, quality of our offerings, our employees, and on the quality of our customer service. Our ability to compete effectively depends on our ability to maintain high-quality services at prices generally equal to or below those charged by our competitors. Price competition in the retail services and broadband transport services markets generally has been intense and is expected to continue, although cable rates increase annually.

We are not the first provider of any one of our three principal bundled services in any of our markets. We compete with numerous other companies that have provided services for longer periods of time in each of our markets, and we often have to convince consumers to switch from other companies to Grande. Some of our competitors have significant competitive advantages over us, such as more years of experience, greater resources, significant mass marketing capabilities and broader name recognition. Our primary competitors include:

•
for video services: Time Warner Cable, Cable One Inc. (“Cable One”), Suddenlink Communications, Comcast Corporation (“Comcast”), Charter Communications Inc. (“Charter”), DIRECTV Holdings LLC (“DIRECTV”), DISH Network Corporation (“DISH Network”), AT&T, Verizon and others;

•
for HSD services: AT&T, Time Warner Cable, Time Warner Telecom, Verizon, Comcast, Charter, Cable One, Suddenlink Communications, CenturyTel Inc. (“CenturyTel”), Clearwire Corporation (“Clearwire”) and others;

•	for long-distance telephone services: AT&T, Verizon, Sprint, Time Warner Cable, Time Warner Telecom, Suddenlink Communications, Vonage Holdings Corp (“Vonage”) and others;

•	for local telephone services: AT&T, Verizon, CenturyTel, Birch Telecom Inc. (“Birch Telecom”), Time Warner Cable, Time Warner Telecom, Suddenlink Communications, Vonage and others.

Advances in communications technology as well as changes in the marketplace and the regulatory and legislative environment are constantly occurring. In certain areas of our markets, for example in Austin, we compete for local and long distance services against the VoIP offerings of Vonage and Time Warner Cable. In addition, the continuing trend toward business combinations and alliances in the telecommunications industry will create significant new competitors. As a result of these business combinations and the introduction of VoIP offerings, we anticipate that the competitive environment will continue to intensify. In addition to terrestrial competition, we continue to see consumers choose to eliminate a second line, their long distance, and/or their primary landline and use wireless telephone service instead. This dynamic is more prevalent in younger, more transient households such as MDUs in which students or young adults tend to move every twelve to eighteen months. Advances in technology also are leading to changes in video distribution platforms, making downloadable, on-demand video content accessible in both traditional wireline and wireless mobile viewing devices. These and other developments are requiring traditional communications providers such as us to regularly rethink the model for successfully marketing and providing video, voice and HSD content and services to consumers.

Bundled Services

We believe that, among our existing competitors, incumbent cable providers, ILECs, CLECs and satellite television providers represent our primary competitors in the delivery of a bundle of two or more video, voice and HSD services. In some of our markets, our competitors are also offering wireless service. Our competitors could have a significant adverse impact on our ability to market our bundled services to customers.

•
Video. Our video service competes with the incumbent cable television provider in all of our markets except in certain private-development subdivisions and MDUs where we currently are the only cable provider. The incumbent cable providers in our markets, such as Time Warner Cable in Austin, San Antonio, Dallas, Corpus Christi and Waco; Cable One in Odessa; Suddenlink Communications in Midland and Austin; and Charter in northwest Dallas, have significantly greater resources and operating history than we do. We also compete with satellite television providers such as DIRECTV, as well as other cable television providers, broadcast television stations and wireless cable services. We face additional competition from private satellite master antenna television systems that serve condominiums, apartment and office complexes and private residential developments, and these systems generally are free of any regulation by state or local government authorities.

Legislative and regulatory developments may lead to additional competition in the cable and video market. The Cable Television Consumer Protection and Competition Act of 1992 contains provisions, which the FCC has implemented through regulations, to enhance the ability of competitors to cable to purchase and make available to consumers certain satellite-delivered cable programming at competitive costs. The Telecommunications Act of 1996 eliminated many of the restrictions on local telephone companies that offer cable programming, and we face increased competition from such companies. Major local telephone companies such as Verizon and AT&T now provide cable television or similar video services to homes and compete with us to the extent they modify or overbuild their networks to sell these services to the same homes we serve now or will serve in the future. AT&T, for example, has launched an Internet Protocol-based video service to some of its customers in Texas. Verizon has been overbuilding its own network and extending it into greenfield communities, which require the construction of new local loops, through a FTTH architecture (known commercially as FIOS) to enable the delivery of its cable service. Verizon already has launched its cable service in north Texas, and it currently passes approximately 3% of the total marketable homes we pass as of December 31, 2008. Verizon utilizes Internet protocol to provide video services.

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

The FCC and Congress have adopted laws and policies that today provide, and may in the future provide, in some cases a more favorable operating environment for new and existing technologies that compete with our various video distribution systems. These technologies today include, among others, direct broadcast satellite service in which signals are transmitted by satellite to receiving facilities located on customer premises. In the future, these technologies could include, among others, video distribution systems that provide service to mobile phones or other hand-held devices.

We also face competition from a number of different sources, including companies that deliver movies, television shows and other video programming over broadband Internet connections, such as Hulu.com, as well as online order services with mail delivery, and video stores and home video services. Increasingly, content owners are utilizing Internet-based delivery of content directly to consumers, often without charging a fee for access to the content. Furthermore, due to consumer electronics innovations, consumers will over time be more readily able to watch such Internet-delivered content on television sets. In addition to multi-channel video providers, we compete with all other sources of news, information and entertainment, including over-the-air television broadcast reception, live events, movie theaters and the Internet.

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

We also face competition in the local and long-distance telephone market from wireless carriers. We believe that the assumption that wireless telephone service is viewed primarily, although not entirely, by consumers as a supplement to, and not a replacement for, traditional wireline telephone service is under increasing pressure. Wireless service generally is more expensive than traditional telephone service and is priced on a usage-sensitive basis. However, the rate differential between wireless and traditional telephone service has begun to decline and is expected to decline further and lead to more competition between providers of wireline and wireless telephone services. Expansion of IP technology in the wireless industry will be expected to further narrow the historic price differential. Although customers generally continue to subscribe to their landline telephone service, wireless service may become an even bigger threat to the traditional telephone market as usage rates for wireless service continue to decline and “buckets” of nationwide wireless telephone minutes are offered for flat monthly rates. We also believe that younger consumers view wireless as a substitute, rather than a supplement to terrestrial wireline services.

We also increasingly face competition from businesses, including incumbent cable providers, offering long-distance services through VoIP. These businesses could enjoy a significant cost advantage because, at this time, they generally do not pay carrier access charges although interconnect VoIP providers are now required to pay federal universal service fees. As explained more fully below under the caption “Legislation and Regulation,” the regulatory status of VoIP service continues to be considered by the FCC, various states and reviewing courts.  While the FCC has made some preliminary determinations about VoIP already, a number of important regulatory issues have not yet been resolved fully. The conclusions reached by federal and state agencies and courts largely will determine the viability and profitability of VoIP service, and, possibly, the success of our competitors offering this service. Currently, AT&T, Time Warner Cable, Suddenlink Communications, Cable One, Comcast and Vonage each provide a VoIP offering in certain of our market areas.

•
HSD Services. The Internet access market is extremely competitive and highly fragmented. Providing broadband Internet services is a rapidly growing business and competition is increasing in each of our markets. Some of our competitors benefit from stronger name recognition and greater resources, experience and marketing capabilities. For HSD services, we compete primarily with AT&T, Time Warner Cable, Verizon, Suddenlink Communications, Cable One, Comcast, Charter CenturyTel and Clearwire. Other competitors include traditional dial-up Internet service providers, providers of satellite-based Internet services, other local and long-distance telephone companies and cable television companies. We also expect to compete with providers of wireless high-speed Internet access, or Wi-Fi service, principally when offered by municipal authorities or authorized third parties in a particular geographic region. New technologies, such as Access Broadband over Power Line, continue to emerge as well.

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

Carriage of Broadcast Television Signals. The Cable Television Consumer Protection and Competition Act of 1992 established broadcast signal carriage requirements. These requirements allow commercial television broadcast stations that are local to a cable system to elect every three years whether to require the cable system to carry the station (“must-carry”) or whether to require the cable system to negotiate for consent to carry the station (“retransmission consent”). The most recent must-carry/retransmission consent elections by broadcasters became effective on January 1, 2009. Stations generally are considered local to a cable system where the system is located in the station’s Nielsen designated market area. Cable systems must obtain retransmission consent for the carriage of all distant commercial broadcast stations, except for certain superstations, which are commercial satellite-delivered independent stations such as WGN. We carry many stations pursuant to retransmission consent agreements.

Local non-commercial television stations also are given mandatory carriage rights, subject to certain exceptions, within a limited radius. Non-commercial stations are not given the option to negotiate for retransmission consent.

The FCC has adopted rules for the carriage of digital broadcast signals, but has declined to adopt rules that would require cable systems to carry both the analog and digital signals of television stations entitled to must-carry rights during those stations’ transition to full digital operations. The FCC also has declined to adopt rules that would require cable television systems to carry more than a single programming stream from any particular television broadcaster that has converted to a digital format. If these decisions are modified in the future and “dual carriage” and “multicasting” requirements are adopted, we, like other cable operators, may have to discontinue or forego the opportunity to transmit other channels of programming due to the capacity of our systems. The immediate past Chairman of the FCC as well as some members of Congress have also recently stated that they believe the FCC should consider whether consumers should be permitted to purchase channels individually on an a-la-carte basis. The cable industry is strongly opposed to this suggestion. If it were adopted, it could materially and adversely impact the financial condition of all cable companies, including Grande.

By statute, cable operators must make local broadcasters’ primary video and program-related material viewable by all of their subscribers.  The FCC adopted rules to ensure that all cable subscribers, including those with analog sets, can view broadcast television after the transition to digital television occurs.  The transition to digital television currently is scheduled to occur on June 12, 2009.  Cable operators were given two options for compliance with viewability requirements, which extend to February 2012 and the FCC has committed to review the requirements during the final year of this period.  We expect to be able to comply with viewability requirements but our implementation may be flawed, or circumstances beyond our control may make it impossible for us to comply in a timely fashion, in which case we could be subject to investigations and potential fines and penalties.

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

Exclusive Service Agreements with MDUs.  In November 2007, the FCC issued an order prohibiting arrangements between MDUs and cable providers that provide a single cable provider with exclusive access to the MDU for the provision of video services ("cable exclusivity clauses").  The order, which applies to all such agreements, existing and future, was intended to bring more choice and competitive pricing for cable services to MDU residents.  AT&T and Verizon would be allowed to provide competing video service to all MDUs, if the order is upheld in the courts.  Several legal actions to challenge the order have been filed, focusing primarily on the retroactive application of the prohibition to existing contracts. The appeal is scheduled for oral argument in early 2009 before the U.S. Court of Appeals for the District of Columbia; however, the FCC order has not been stayed and is in effect while the appeals are considered.  Since Grande has cable exclusivity clauses with several MDUs, its market share in those properties could significantly drop if the order is upheld and other video/cable providers enter the properties.  On the other hand, Grande is no longer prevented from competing in even more MDU properties that have cable exclusivity clauses with the incumbent cable provider, so it is also possible that Grande would be able to acquire additional cable subscribers in these properties if the order is upheld.  The limiting factor in such a scenario would be availability of the capital required to extend Grande’s network into the MDUs and the ability to successfully compete against companies that have significant competitive advantages over us, including more years of experience, greater resources, significant mass marketing capabilities and broader name recognition.

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

Congress separately has considered legislation that would create a national framework for the issuance of cable television franchises. Various proposals for national franchises have been introduced and are pending. Although these proposals would not likely affect our operations given our regional focus, a national franchise law could enable our competitors, principally AT&T and Verizon, who are planning to deploy cable television or other video services in multiple jurisdictions within their large service areas, to enter the market for video services more quickly, much like they can today in Texas under their SICFA. This, in turn, could enhance their ability to compete against us in our markets.

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

Ownership. The Telecommunications Act of 1996 eliminated the Cable Communications Policy Act of 1984’s general prohibition on the provision of video programming by local exchange carriers to customers within their local exchange telephone service areas. Under the Telecommunications Act of 1996, local exchange carriers may, subject to certain restrictions described below, provide video programming by radio-based systems, common carrier systems, open video systems, or cable systems, subject to regulations applicable to each type of service. Technological developments have enabled local exchange carriers to provide video programming over broadband connections to the Internet as well. The degree to which such carriers must comply with the rules governing cable systems, including franchising requirements, has not yet been addressed by regulators.

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

Both Congress and the FCC have considered measures that, if enacted, would impose “net neutrality” obligations on Internet access providers to not interfere or discriminate against consumers’ use of broadband services, especially regarding access to Internet applications and content of their choice.  Some proposals have taken the additional step of effectively restricting the ability of broadband providers to offer users additional service quality or service prioritization. The FCC found in 2008 that Comcast had “unduly interfered” with Internet users’ right to access the lawful content and other applications of their choice – in the particular case under review, BitTorrent’s peer-to-peer traffic – in violation of a FCC 2005 Internet policy statement.  The FCC particularly faulted Comcast for not being transparent with subscribers in disclosing its Internet management practices.  The order has been appealed.  However, if upheld on appeal, the decision is likely to lead to more case-by-case investigations and adjudications of Internet access providers’ network management practices.  In addition, legislation requiring the FCC to consider adoption of such net neutrality requirements currently is under consideration by Congress as part of a national economic stimulus package.

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

Federal Regulation of Telecommunications Services

Tariffs and Licensing. The Company is classified as a non-dominant long distance carrier and as a competitive local exchange carrier by the FCC. The FCC requires non-dominant long distance companies to detariff interstate long distance domestic and international services. The FCC also permits competitive local exchange carriers to either (1) detariff the interstate access services that they sell to long distance companies or (2) maintain tariffs but comply with certain rate caps. Prior to detariffing, we filed tariffs with the FCC to govern our relationship with most long-distance customers and companies. The detariffing process requires us to, among other things, post the rates, terms, and conditions formerly in our tariffs on our website instead of filing them at the FCC. Because detariffing precludes us from filing our tariffs at the FCC, we may no longer be subject to the “filed rate doctrine,” which stands for the proposition that the tariff controls all contractual disputes between a carrier and its customers. This may expose us to certain legal liabilities and costs, as we can no longer rely on this doctrine to settle disputes with customers. The FCC still requires companies such as us to obtain licenses under Section 214 of the Communications Act of 1934, as amended, to provide international long-distance calling service. We hold such international authority from the FCC.

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

The Telecommunications Act of 1996 requires incumbent local telephone carriers to enter into mutual compensation arrangements with other local telephone companies for transport and termination of local calls on each other’s networks.  The FCC has concluded that calls to ISPs are jurisdictionally interstate and the exchange of ISP-bound traffic is not subject to the reciprocal compensation requirements of the Communications Act, although the FCC’s classification of this traffic is the subject of an appeal to the U.S. Court of Appeals for the District of Columbia.

The FCC has a pending rulemaking to consider a comprehensive rewrite of the rules governing intercarrier compensation, including switched access charge rate structures, switched access rate levels, certain interconnection rules that relate to intercarrier compensation arrangements, and compensation for the transport and termination of IP-enabled traffic.  (See “Voice-over-Internet Protocol,” below.)  Several proposals for how the FCC’s intercarrier compensation rules should be structured also have been submitted to the FCC by industry groups and coalitions. We cannot predict how the FCC will act in response to these proposals, or, more generally, in connection with its intercarrier compensation proceeding. FCC rulings in this area will affect a large number of carriers and could have a significant impact on the industry and the Company.

The FCC has also initiated an investigation of IP-Enabled Services intended to provide comprehensive guidance on the appropriate regulatory treatment of a broad array of services, including VoIP. Whether IP-Enabled Services should be classified as telecommunications services and made subject to switched access charge assessment, is a key issue presented in that proceeding.  (See “Voice-over-Internet Protocol,” below.) The outcome of both the Intercarrier Compensation and IP-Enabled Service dockets could have a material impact on our business. We are not able to predict what that outcome may be or when such orders might be issued.

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

On a broader level, the FCC has held that providers of interconnected VoIP service must provide law enforcement officials with access to their networks pursuant to CALEA and, separately, that providers of interconnected VoIP service also must comply with specific E-911 and other requirements to enable their customers to access public safety officials. The FCC has also ruled as noted above that interconnected VoIP providers must contribute to the federal universal service fund and are subject to certain requirements relating to telephone number portability and protection of the privacy of customer proprietary information.

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

The FCC currently has before it a series of petitions for declaratory ruling requesting clarification on whether VoIP traffic is subject to switched access charge assessment, which parties are interexchange carriers for purposes of access charge liability on any IP-enabled traffic subject to access charges, whether interexchange carriers not directly connected to local exchange carriers can be subject to access charges, and whether intermediate, terminating local exchange carriers can rely on certification by their customers that traffic is enhanced services traffic in making decisions regarding the routing and access charge assessment for VoIP traffic.  For example, Grande filed its own petition at the FCC seeking a declaratory ruling regarding the proper treatment of traffic terminated to end users of interconnected ILECs through CLECs like Grande, which traffic wholesale customers of Grande have certified as originating in VoIP format.  The petition asks the FCC to rule that a CLEC properly may rely on its customer’s self-certification; that the ILECs, receiving certified traffic over local interconnection trunks from the CLEC, are to treat the traffic as local traffic for intercarrier compensation purposes and may not assess access charges against certified traffic unless the FCC decides otherwise in the IP-Enabled Services or Intercarrier Compensation Rulemakings or in another proceeding. This petition is still pending, and we cannot predict how or when it might be decided.  In addition, two forbearance petitions relating to the treatment of VoIP traffic for purposes of intercarrier compensation were filed in 2007 by other companies.  One of these petitions recently was denied, but the other remains pending and we cannot predict how it will be decided. The regulatory classification of VoIP traffic, including the applicability of access charges to such traffic, also is an important issue under consideration in ongoing FCC rulemakings concerning IP-Enabled Services and intercarrier compensation reform. Future rulings in connection with VoIP, including whether access charges apply and whether they can be assessed retroactively, likely will have a significant impact on us, our competitors and the communications industry.

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

State Regulation of Telecommunications Services

Traditionally, states have exercised jurisdiction over intrastate telecommunications services, and the Telecommunications Act of 1996 largely upholds that traditional state authority. To the extent necessary to advance competition in the telecommunications industry, however, the Telecommunications Act of 1996 does place limits on state authority; for example, the statute contains provisions that prohibit states and localities from adopting or imposing any legal requirement that may prohibit, or have the effect of prohibiting, market entry by new providers of interstate or intrastate telecommunications services. The FCC is required to preempt any such state or local requirement to the extent necessary to enforce the Telecommunications Act of 1996’s open market entry requirements. States and localities may, however, continue to regulate the provision of intrastate telecommunications services and require carriers to obtain certificates or licenses before providing service.

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

Although we are authorized to provide telecommunications services in several states, the majority of our telecommunications end user customers are located in Texas. Since 1995, Texas law has provided a regulatory framework for competitive carriers such as us to provide telecommunications services in Texas. A major revision to Texas’ telecommunications law was adopted by the Texas Legislature in 2005 (“SB5”). These amendments to PURA require the PUCT to deregulate markets that meet certain standards and to consider deregulating certain other markets. The PUCT was also directed to undertake several important studies including whether Universal Service Funds should be continued or whether the program should be changed. The amendments also included additional competitive market safeguards. Like the Federal Telecommunications Act of 1996, Texas law is intended to promote competition in the local exchange market, as well as in the intrastate interexchange market. The PUCT is responsible for an evolving regulation of these markets, and the PUCT plays a key role in promulgating rules and policies and by arbitrating interconnection agreements between carriers in the local market. For example, the PUCT has adopted substantive rules that permit any competing carrier to install its own telecommunications equipment at an MDU or commercial property in order to provide telecommunications services to a requesting tenant.  The PUCT also has adopted substantive rules prohibiting exclusive arrangements to provide telecommunications services at multiple dwelling units (MDUs) and at commercial properties.  The rules, policies and decisions of the PUCT are influenced by a variety of factors, and future regulatory and legislative developments in Texas could have a significant impact on us.

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

Telecommunications carriers in Texas are subject to numerous state policies, the application of which could affect our business. These policies include, but are not limited to, the Texas Universal Service Fund and broadband initiatives such as the state’s DSL and advanced services in rural areas initiatives. Telecommunications carriers also are subject to various consumer protection regulations, such as prohibitions relating to slamming (changing an end user’s service provider without appropriate authorization), cramming (adding charges to an end user’s account without appropriate authorization) and telemarketing. All carriers are required to comply with a Code of Conduct for marketing, which has been adopted by the PUCT. Grande must comply with these and other regulations or risk significant fines and penalties.

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

Texas has long been involved in both federal and state initiatives relating to homeland security, defense and disaster recovery. These initiatives sometimes require telecommunications carriers to, among other things, maintain certain network security procedures and monitoring systems. The growing emphasis on homeland security at the federal and state level and the recent experience with hurricane disasters on the Gulf Coast of Texas may cause us to incur unforeseen expenses relating to the security and protection of telecommunications networks.

Local Regulation

Occasionally, we are required to obtain street use and construction permits to install and expand our interactive broadband network using state, city, county or municipal rights-of-way. The Telecommunications Act of 1996 and Chapter 66 of PURA, which was adopted in 2005, require municipalities to manage public rights-of-way in a competitively neutral and non-discriminatory manner.

Employees

As of December 31, 2008, we had 785 full-time employees, other than temporary employees. None of our employees are subject to collective bargaining agreements. We believe that our relations with our employees are good.

WHERE YOU CAN FIND MORE INFORMATION

We file annual, quarterly, current and special reports, and other information with the SEC, in accordance with the Exchange Act. You may read and copy any document we file or furnish with the SEC at the following public reference room:

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

As of December 31, 2008, we had an accumulated deficit of $491.1 million. We expect to continue to incur net losses in the future. Our ability to generate profits and positive cash flow from operating activities will depend in large part on our ability to increase our revenues by increasing customer penetration in the markets we currently serve, expanding our revenue from commercial business, broadband transport and network services to offset the costs of operating our network and providing services. If we cannot achieve operating profitability or positive cash flow from operating activities, our business, financial condition and operating results will be adversely affected.

The current turmoil in the credit markets and poor economic conditions could negatively impact our business by squeezing demand for our products and the availability of capital and increasing our cost of credit.

The current turmoil in the credit markets could limit demand for our products, and affect the overall availability and cost of credit. Our operations are affected by local and national economic conditions, which have recently deteriorated significantly and may remain depressed for the foreseeable future. The consequences of a prolonged recession may include a lower level of economic activity and changes in demand for the services we provide in our markets, which may adversely affect our revenues, liquidity and future growth.  Current economic conditions may be exacerbated by insufficient financial sector liquidity leading to potential increased unemployment, which may adversely impact remittances from our customers, increase customer bankruptcies, and may lead to increased bad debt.   It is expected that commercial and wholesale customers will be impacted first with residential customers following, if such circumstances occur. Customer collections are our primary source of cash.  While we believe we have a diversified customer base and no concentration of credit risk with any single customer, if the current market conditions continue to deteriorate, our ability to attract customers, maintain or increase subscription revenue will be negatively impacted and we may experience increased churn in our customer base, which could also have a material adverse effect on our liquidity.

Instability in the financial markets, as a result of recession or otherwise, also may affect the cost of capital and our ability to raise capital. At this time, it is unclear whether and to what extent the actions taken by the U.S. government, including, without limitation, the passage of the Emergency Economic Stabilization Act of 2008, the American Recovery and Reinvestment Act of 2009 and other measures currently being implemented or contemplated, will mitigate the effects of the crisis.  The impact of the current crisis on our ability to obtain financing in the future, and the cost and terms of same, is unclear. No assurances can be given that the effects of the current crisis will not have a material adverse effect on our business, financial condition and results of operations.

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

We are not the first provider of any one of our three principal bundled services in any of our markets. We compete with numerous other companies that have long-standing customer relationships with the residents in these markets, and we typically have to convince consumers to switch from other companies to Grande. Some of our competitors have significant competitive advantages over us, including greater experience, resources, marketing capabilities and name recognition.

•	for video services: Time Warner Cable, Cable One, Suddenlink Communications, Comcast, Charter, DIRECTV, DISH Network, AT&T, Verizon and others;

•	for HSD services: AT&T, Time Warner Cable, Time Warner Telecom, Verizon, Comcast, Charter, Cable One, Suddenlink Communications, CenturyTel, Clearwire and others;

•	for long-distance telephone services: AT&T, Verizon, Sprint, Time Warner Cable, Time Warner Telecom, Suddenlink Communications, Vonage and others;

•	for local telephone services: AT&T, Verizon, CenturyTel, Birch Telecom, Time Warner Cable, Time Warner Telecom, Suddenlink Communications, Vonage and others.

As the incumbent local telephone company, and a major provider of long-distance telephone services, AT&T is a particularly strong competitor in telephone and data services and competes for video services as well. With respect to cable television services, Time Warner Cable is the incumbent provider in the majority of our markets. Several of these competitors offer more than one service, such as telephone companies and cable providers offering broadband Internet services. Some of our competitors offer all three services; in particular, Time Warner Cable and other cable operators have begun providing digital phone services through VoIP technology. In some of our markets, AT&T and Verizon, which are upgrading their networks and providing video services, provide all three services as well and each also control a nationwide wireless service provider. We can expect that competition at MDUs also will increase if the FCC’s November 2007 order prohibiting exclusive cable service arrangements between MDUs and cable providers is upheld in the courts.  We also compete with wireless telephone carriers for both local and long distance services. Many of our competitors are larger than we are, and we anticipate that the trend toward business combinations and alliances in the telecommunications industry will continue, making some of our competitors even larger. We expect these business combinations and the level of competition to continue to increase in the future. If we fail to compete successfully in our markets and grow our customer base, our business and financial condition will be harmed.

Restrictive covenants under our indebtedness may limit our ability to grow and operate our business.

The indenture governing our 14% senior secured notes due April 1, 2011 (“senior notes”), by and between Grande and U.S. Bank National Association, as Indenture Trustee, dated March 23, 2004 (“the Indenture”), contains, among other things, covenants imposing significant financial and operating restrictions on our business. These restrictions may affect our ability to manage and operate our business, may limit our ability to take advantage of potential business opportunities as they arise and may adversely affect the conduct or management of our current business. These restrictions limit our ability to, among other things:

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

In addition, the Indenture contains a covenant restricting certain capital expenditures if such expenditures would result in us having less than $20 million in cash and cash equivalents after giving effect to such expenditures. Cash and cash equivalents at December 31, 2008 was approximately $27.0 million. This covenant could adversely affect the Company’s ability to make planned capital expenditures.

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

As of December 31, 2008, we had approximately $209.1 million of indebtedness and capital lease obligations outstanding, including the carrying value of our senior notes of $189.3 million, all of which was secured. Further, the Indenture allows us to incur additional indebtedness under certain circumstances. Our significant indebtedness could adversely affect our business in a number of ways, including the risks that:

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

If we cannot generate sufficient cash flow from operations to meet our obligations, we may be forced to reduce or delay capital expenditures, sell assets, restructure our debt, or seek additional equity capital. We cannot assure that these remedies would be available or satisfactory. Our cash flow from operations will be affected by prevailing economic conditions, financial, business and other factors, which may be beyond our control.

The costs associated with the provision of our services may increase and we may not be able to pass any cost increases on to our customers.

In recent years, the cable industry has experienced increases in the cost of programming, which is one of the most significant costs of operating a cable system, and we expect these increases to continue. Because we have a relatively small base of subscribers, we cannot obtain programming costs comparable to those of the larger cable providers with which we compete despite using the services of a national cooperative that seeks to obtain better pricing on behalf of smaller cable providers nationwide. We may also see increases over time in other costs; such as the fees we pay utility companies for space on their utility poles. If we are unable to pass any programming or other cost increases on to our customers, our results of operations could be adversely affected.

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

We provide video service over our networks generally pursuant to a statewide cable franchise in Texas. Our ability to grow our business depends on the terms of our cable franchise, including payment obligations. Litigation over the constitutionality of the Texas statewide franchise law is pending. In early September 2005, the Texas Cable and Telecommunications Association (“TCA”) filed a lawsuit in U.S. District Court, Western District of Texas, Austin division, to challenge a 2005 Texas statute providing for a state-issued cable/video franchise authority and implementing a transition plan to end the need for individual municipal franchises. The lawsuit contends that the new state law discriminates against incumbent cable operators in violation of the U.S. Constitution, discriminates against incumbent cable operators in violation of the Federal Communications Act, violates the federal prohibition on exclusive franchises, and violates the Cable Act prohibition against redlining. In September 2006, U.S. Federal District Judge Yeakel dismissed TCA’s complaint without prejudice. TCA subsequently filed an appeal of the dismissal in the Fifth Circuit Court of Appeals. The Fifth Circuit granted the appeal, overturned the dismissal of TCA’s challenge and remanded the case to the district court for further proceedings.  Both AT&T and Verizon filed petitions for rehearing, which the Fifth Circuit Court of Appeals overruled. AT&T filed a petition for the U.S. Supreme Court to review the Fifth Circuit’s ruling, which has been denied.  On April 30, 2008, TCA filed an amended complaint, adding Time Warner Cable Inc. as a plaintiff.  Cross motions for summary judgment are currently pending. We cannot predict the outcome of the litigation. Several outcomes are possible which could raise various levels of uncertainty about the nature of franchise authority. Certain outcomes could harm our business.

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

Legislation and implementing regulations in the telecommunications and cable areas continue to be quite complex, and regulation of carrier and Internet services may increase. Future actions by the United States Congress, the FCC, the Federal Trade Commission, state legislatures, state utility commissions, local municipalities and other regulators may adversely impact our business. For example, if a regulation or interpretative ruling increases the costs associated with a particular service, such as an increase in the cost of terminating telecommunications traffic or future rulings in connection with VoIP, including whether access charges apply and whether they can be assessed retroactively, our business may be adversely impacted. Additionally, if the FCC order prohibiting exclusive cable service arrangements between MDUs and cable providers were upheld in the courts, our competitors, some of who have significant competitive advantages over us, would be allowed to provide competing video service to all MDUs.

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

During a liquidation, our obligations to the holders of shares of our preferred stock must be satisfied before any payments are made to the holders of our common stock.

If we are liquidated, the holders of our preferred stock will be entitled to be paid in full before any payments are made to the holders of our common stock. Our outstanding preferred stock has an aggregate liquidation preference of $597.4 million. Any funds used to pay the holders of our preferred stock will restrict our ability to use such funds for operations and must be paid before any amounts may be paid to the holders of our common stock. See footnote No. 9, “Stockholder’s Equity” in the Notes to our Consolidated Financial Statements included in this annual report on Form 10-K for a description of our preferred stock.

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

Our ability to make payments on and to refinance our indebtedness, including the senior notes, and to fund planned capital expenditures will depend on our ability to generate cash in the future.  This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.  Provided that we meet our cash flow projections in our current business plan and current economic market conditions do not continue to deteriorate, we expect that our available cash and cash equivalents and cash generated from operations will be sufficient to fund our existing operations, planned capital spending and other commitments over the next twelve months through December 31, 2009. However, we cannot provide any assurances that our business will generate sufficient cash flow from operations or that future borrowings will be available to us in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs.  A significant reduction in operating cash flow would likely increase the need for alternative sources of liquidity.  If we are unable to generate sufficient cash flow to make payments on the senior notes or our other indebtedness, we will have to pursue one or more alternatives, such as reducing or delaying capital expenditures, refinancing the senior notes or such other indebtedness, selling assets or raising equity.  We cannot provide any assurances that any of these alternatives could be accomplished on satisfactory terms or that they would yield sufficient funds to repay the senior notes and our other indebtedness.

If a change of control occurs, we may not have sufficient funds to repurchase senior notes.

Upon specified change of control events, senior noteholders may require us to repurchase all or a portion of their senior notes.  However, if a change of control occurs, we may not be able to pay the price for all of the senior notes submitted for repurchase.  Future credit agreements or other agreements relating to debt may contain provisions prohibiting us from purchasing any senior notes until we have repaid all of such debt.  We may not be able to secure the consent of such future lenders to repurchase the senior notes or refinance the borrowings that prohibit us from repurchasing the senior notes.  In addition, certain significant corporate events would not constitute a change of control under the Indenture.

We depend upon dividends from our subsidiary to meet our debt service obligations.

Grande Communications Holdings, Inc. is a holding company and conducts all of its operations through a subsidiary.  Our ability to meet our debt service obligations depends upon our receipt of dividends from our subsidiary.  Subject to the restrictions contained in the Indenture and our other outstanding debt, future borrowings by our subsidiary could contain restrictions or prohibitions on the payment of dividends by our subsidiary to us.  In addition, under applicable law, our existing subsidiary and any future subsidiary guarantors could be limited in the amounts that they are permitted to pay us as dividends on their capital stock.

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

The right of the collateral agent to repossess and dispose of the collateral upon the occurrence of an event of default under the Indenture is likely to be significantly impaired by applicable bankruptcy law if a bankruptcy case were to be commenced by or against us before the collateral agent repossessed and disposed of the collateral. Upon the commencement of a case for relief under Title 11 of the United States Code, a secured creditor, such as the collateral agent, is prohibited from repossessing its security from a debtor in a bankruptcy case, or from disposing of security repossessed from such debtor, without bankruptcy court approval.  Moreover, the bankruptcy code permits the debtor to continue to retain and use collateral even though the debtor is in default under the applicable debt instruments, provided that the secured creditor is given “adequate protection.”  The meaning of the term “adequate protection” may vary according to circumstances, but it is intended in general to protect the value of the secured creditor’s interest in the collateral and may include cash payments or the granting of additional security if and at such times as the court in its discretion determines that the value of the secured creditor’s interest in the collateral is declining during the pendency of the bankruptcy case.  A bankruptcy court may determine that a secured creditor may not require compensation for a diminution in the value of its collateral if the value of the collateral exceeds the debt it secures.

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

The senior notes are not listed on any securities exchange, which could make it more difficult for senior noteholders to sell their senior notes and could affect adversely the price of their senior notes.

The liquidity of the trading market in the senior notes and the market price quoted for the senior notes may be affected adversely by changes in the overall market for high yield securities and by changes in our financial performance or prospects or in the prospects for companies in the telecommunications industry generally.  As a result, a senior noteholder cannot be sure that an active trading market will continue for the senior notes.

We will not list the senior notes on any securities exchange and we cannot assure senior noteholders of a continued market for or of the liquidity of any market for the senior notes.

The Indenture permits the formation of a holding company that would be permitted to take actions that may not be consistent with the best interests of the senior noteholders.

The Indenture permits the formation of a separate holding company that would be the parent company of Grande Communications Holdings, Inc. and its existing subsidiary and any future subsidiary.  If such a holding company were formed, some of the restrictive covenants contained in the Indenture would apply only to Grande Communications Holdings, Inc. and its existing subsidiary and any future subsidiary and not to the holding company.  As a result, the holding company could take actions, such as using cash for purposes unrelated to debt service, which may not be consistent with the best interests of the senior noteholders.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We lease 47 facilities including 29 technical and 18 non-technical real estate facilities, encompassing 97,920 and 253,472 square feet respectively, to support our operations.  We primarily lease the real property sites in each of our markets upon which our network equipment is located, including sites for our head-ends where programming is received via satellite, hubs, network equipment and points of presence. We have rights of way, licenses or other access rights to the real property over which our network fiber crosses, generally under our franchise agreements or contractual agreements with third parties. With respect to our long-haul network, we lease the real property sites where our switches, network equipment including collocation facilities and points of presence are situated.

ITEM 3.	LEGAL PROCEEDINGS

We are subject to litigation in the normal course of our business. However, there are no pending proceedings, which are currently anticipated to have a material adverse effect on our business, financial condition or results of operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The re-election of Roy H. Chestnutt and Richard W. Orchard and the election of director nominee, Paul V. Walsh, Jr., as Class I directors to serve on the Company’s board of directors for a three-year term expiring in 2011 was submitted to a vote of and approved by the stockholders at the 2008 annual meeting of stockholders held on January 12, 2009.  The directors whose terms of office as directors continued after the meeting were: Duncan T. Butler, Jr., William Laverack, Jr., John C. Hockin and David C. Hull, Jr.  There were no other matters voted upon at the 2008 annual stockholders meeting.  As of December 16, 2008, the record date for holders of the Company's capital stock entitled to vote at the 2008 annual meeting, there were 452,311,583 shares of capital stock issued and outstanding.  A total of 307,746,061 shares of our capital stock were present or represented by proxy at the 2008 annual meeting, representing more than 68% of our shares of capital stock issued and outstanding as of the record date. The following votes were cast at the 2008 annual meeting regarding the election of nominated directors:

Nominee name	Votes for	Votes withheld

Roy H. Chestnutt	307,746,061	—
Richard W. Orchard	307,746,061	—
Paul V. Walsh, Jr.	307,746,061	—

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range for Common Stock

Our stock is not traded on any stock exchange or quoted on any established trading market. No market makers currently make a market in our stock and we do not plan to engage a market maker. Therefore, there is no established public trading market and no high and low bid information or quotations available. As of March 15, 2009, we had 12,784,072 shares of common stock outstanding held by 200 holders of record.

Dividend Policy

We have never declared or paid any cash dividends on our capital stock and do not anticipate paying cash dividends on our capital stock in the foreseeable future. It is the current policy of our board of directors to retain earnings for debt service and to finance the expansion of our operations. Future declaration and payment of dividends, if any, will be determined based on the then-current conditions, including our earnings, operations, capital requirements, financial condition, and other factors the board of directors deems relevant. In addition, our ability to pay dividends is limited by the terms of the Indenture.

The declaration of dividends is within the discretion of our board of directors and subject to the limitations set forth in the Delaware General Corporation Law. Pursuant to our restated certificate of incorporation, holders of our preferred stock are entitled to any dividends that may be declared from time to time by our board of directors on a pari passu basis with any dividend on our common stock (payable other than in our common stock or other securities and rights convertible into or entitling the holder thereof to receive, directly or indirectly, additional shares of our common stock), on an as-converted to common stock basis. Such dividends are not cumulative.

Issuance of Unregistered Securities

During 2008, the Company issued 108,132 shares of common stock in connection with the exercise of options with a weighted average exercise price of $0.05 per share, and grants were awarded for options to purchase 1,058,000 shares of common stock with an exercise price of $0.05 per share that vest over four years and have a ten year life. No shares of Series H preferred stock were issued during 2008.  We relied on the exemption set forth in Section 4(2) of the Securities Act of 1933, as amended, in issuing these securities.

ITEM 6.	SELECTED FINANCIAL DATA

The data set forth below should be read in conjunction with our consolidated financial statements and related notes, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and other financial information appearing elsewhere in this annual report on Form 10-K.

	For the Year Ended December 31,
	2004	2005	2006	2007	2008
	(in thousands, except per share data)
Statement of operations data:
Operating revenues	$179,045	$194,731	$189,867	$197,146	$205,271
Operating expenses:
Cost of revenues (excluding depreciation and amortization)	66,754	72,515	63,931	68,348	69,798
Selling, general and administrative (1)	88,414	90,730	94,312	90,416	92,486
Provision for doubtful accounts (1)	5,119	5,262	3,514	3,301	3,363
Depreciation and amortization	57,292	59,507	56,037	56,752	59,385

Total operating expenses	217,579	228,014	217,794	218,817	225,032

Operating loss	(38,534)	(33,283)	(27,927)	(21,671)	(19,761)
Other income (expense):
Interest income	762	709	1,546	1,670	728
Interest expense, net of capitalized interest	(15,189)	(18,801)	(23,970)	(29,012)	(31,042)
Other income (expense)	—	750	—	(472)	53
Net gain on sale/disposal of assets	64	431	2,353	76	764
Loss on extinguishment of debt	(2,145)	—	—	—	—
Goodwill impairment	—	(39,576)	(93,639)	—	—

Total other income (expense)	(16,508)	(56,487)	(113,710)	(27,738)	(29,497)

Loss before income tax expense	(55,042)	(89,770)	(141,637)	(49,409)	(49,258)
Income tax expense	—	—	—	(1,123)	(1,102)

Net loss	$(55,042)	$(89,770)	$(141,637)	$(50,532)	$(50,360)

Basic and diluted net loss per share	$(4.49)	$(7.21)	$(11.30)	$(4.01)	$(3.94)

Other financial data:
Net cash provided by operating activities (2)	$9,957	$14,795	$9,687	$11,741	$13,095
Net cash used in investing activities	(71,161)	(28,389)	(26,387)	(33,589)	(28,936)
Net cash provided by (used in) financing activities (2)	60,153	(882)	33,929	26,038	(5,309)
Cash and cash equivalents, end of year	41,195	26,719	43,948	48,138	26,988

	December 31,
	2004	2005	2006	2007	2008
Other operating data:
Marketable homes passed (3)	308,913	331,173	337,025	340,058	340,681
Customers	126,736	136,109	137,542	145,675	146,210
Connections (4):
Video	83,098	89,417	93,778	99,453	101,864
Voice	110,360	114,621	116,229	114,303	114,512
HSD and other	56,184	72,104	85,117	95,125	101,502

Total connections	249,642	276,142	295,124	308,881	317,878

	December 31,
	2004	2005	2006	2007	2008
	(in thousands)
Selected balance sheet data:
Current assets	$84,866	$47,926	$63,012	$67,798	$46,125
Property, plant and equipment, net	303,536	297,183	271,939	249,310	223,034
Total assets	538,516	450,538	345,041	326,243	277,435
Current liabilities	40,734	41,552	42,831	48,048	49,462
Capital lease obligations, net of current portion	13,940	14,365	16,634	13,592	13,380
Long term debt, net of current portion	128,237	129,056	160,797	189,994	189,629
Stockholders’ equity	349,944	260,207	118,960	69,004	19,028

(1)
The Company has reclassified provision for doubtful accounts for the annual periods ended December 31, 2004, 2005, 2006 and 2007. In prior periods, these amounts were included in the line item selling, general and administrative.

(2)
The Company has reclassified the operating and financing portion of the cash flows attributable to negative book cash balances related to our zero-balance accounts for the annual period ended December 31, 2004. In prior periods, these cash flows were reported within the change in accounts payable in cash flows from operating activities, and have been reclassified to cash flows from financing activities. The effect on cash flows from operating activities was $0.8 million for the year ended December 31, 2004. This revision did not have any affect on the Company’s cash balances, compliance with debt covenants, working capital, or operations.

(3)	Marketable homes passed are the number of residential and business units, such as single residence homes, apartments and condominium units, passed by our networks.

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

Non-GAAP Financial Measures

We use EBITDA and Adjusted EBITDA to measure our operating performance on net income (loss), the most directly comparable GAAP financial measure, before interest income, interest expense, income taxes, franchise taxes, depreciation and amortization, referred to as “EBITDA.” Adjusted EBITDA is equal to EBITDA plus non-cash compensation expense, other expense (income), loss on extinguishment of debt and goodwill impairment. EBITDA and Adjusted EBITDA are not measures of financial performance under GAAP. We believe EBITDA and Adjusted EBITDA are a useful measure of a company’s operating performance and is a significant basis used by our management to measure the operating performance of our business.

Because we have funded the build-out of our networks by raising and expending large amounts of capital, our results of operations reflect significant charges for depreciation, amortization, and interest expense. EBITDA, which excludes this information, provides helpful information about the operating performance of our business, apart from the expenses associated with our physical plant or capital structure. A limitation of this measure, however, is that it does not reflect the periodic costs of certain capitalized tangible and intangible assets used in generating revenues of our businesses. EBITDA is frequently used as a basis for comparing businesses in our industry, although our measure of EBITDA may not be comparable to similarly titled measures of other companies. EBITDA and Adjusted EBITDA do not purport to represent operating loss or cash flow from operating activities, as those terms are defined under GAAP, and should not be considered as an alternative to those measurements as an indicator of our performance.

	For the Year Ended December 31,
	2004	2005	2006	2007	2008
	(in thousands)
Reconciliation of EBITDA/Adjusted EBITDA:
Net loss, as reported	$(55,042)	$(89,770)	$(141,637)	$(50,532)	$(50,360)
Add back non-EBITDA/Adjusted EBITDA items included in net loss:
Interest income	(762)	(709)	(1,546)	(1,670)	(728)
Interest expense, net of capitalized interest	15,189	18,801	23,970	29,012	31,042
Income tax expense	—	—	—	1,123	1,102
Franchise tax expense (benefit)	221	125	300	(268)	—
Depreciation and amortization	57,292	59,507	56,037	56,752	59,385

EBITDA	16,898	(12,046)	(62,876)	34,417	40,441
Stock based compensation expense	—	—	377	573	378
Other expense (income)	—	—	—	489	(53)
Loss on extinguishment of debt	2,145	—	—	—	—
Goodwill impairment	—	39,576	93,639	—	—

Adjusted EBITDA	$19,043	$27,530	$31,140	$35,479	$40,766

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of our consolidated financial condition and results of operations for the years ended December 31, 2006, 2007, and 2008 and other factors that are expected to affect our prospective financial condition. The following discussion and analysis should be read together with our consolidated financial statements and related notes beginning on page F-1 of this annual report on Form 10-K.

Overview

Grande’s primary business is providing a bundled package of video, voice, and HSD other services to residential and business customers in Texas. We provide these services in seven markets in the state of Texas using local broadband networks that we acquired and/or constructed. We refer to the homes and businesses that our network is capable of providing services to as “marketable homes passed”. We believe that an important measure of our growth potential is the number of marketable homes passed by our networks and the marketable homes we are able to pass in the future in the markets in which we currently operate. Marketable homes passed are the number of residential and business units, such as single residential homes, apartment units and condominium units, passed by our networks. Since 2001, we have grown our marketable homes passed through acquisitions and the construction of our networks. The expansion of our networks has, in turn, allowed us to pursue a retail strategy of offering bundled video, voice and HSD services to residential and business customers. As of December 31, 2007 and 2008, we had the ability to market services to 340,058 and 340,681, respectively, distinct homes and businesses over our networks and had 145,675 and 146,210, respectively, residential and business customers. Our operating revenues were $189.9 million, $197.1 million and $205.3 million in 2006, 2007 and 2008, respectively.

Grande was founded in November 1999 to pursue a retail strategy of constructing broadband networks in order to offer bundled video, voice, and HSD services to customers. Operating revenues from bundled services were $146.1 million, $155.0 million and $168.4 million in 2006, 2007 and 2008, respectively.   We have continued to grow our bundled services to commercial business customers, which totaled $16.3 million, $19.6 million and $24.2 million during 2006, 2007 and 2008, respectively, and increase of 20% during 2007 and 23% during 2008.

We have derived an increasing percentage of our revenues from our bundled services and we expect this trend to continue. Because of our local networks and existing fixed infrastructure, we believe we can continue to grow our business within the markets in which we currently operate.

In addition, we have leveraged our retail metro network build-out with the 2003 acquisition of a long haul fiber optic network to allow us to provide broadband transport services to medium and large enterprises and communications carriers. Operating revenues for broadband transport services were $8.6 million, $9.4 million and $12.3 million in 2006, 2007 and 2008, respectively.

In July 2000, when our network construction was still in a very early stage, we acquired substantially all of the assets of Thrifty Call, which had an established telephone and data network that served as the platform for the provisioning of residential voice and HSD services and is also the platform that provides wholesale network services to medium and large enterprises and communications carriers in the wholesale market. Operating revenues for network services were $35.2 million, $32.7 million and $24.6 million in 2006, 2007 and 2008, respectively.

Our network services are primarily provided using our existing infrastructure and personnel. By leveraging our brand, communications infrastructure, voice and data volume, and personnel that predominantly support our core retail business and its products, we have gained efficiencies of scale by offering telecommunications and HSD products into wholesale markets.

On January 18, 2008, we issued a press release announcing that our board of directors has authorized the Company to explore all of its strategic alternatives to enhance stockholder value.  The board of directors will work with the Company’s management team and its legal and financial advisors to evaluate the Company’s available alternatives.  We have engaged Waller Capital Partners LLC to assist us in exploring strategic alternatives.  There can be no assurance that the exploration of strategic alternatives will result in the Company adopting or approving any strategic alternative.  We undertake no obligation to make any further announcements regarding the exploration of strategic alternatives unless and until a final decision is made.

We have incurred net losses for the past five years and expect to continue to incur net losses in the future. However, we had positive Adjusted EBITDA during the past five years. See “Non-GAAP Financial Measures” above for a discussion of this non-GAAP measure of our operating performance as well as our use of Adjusted EBITDA.

Our financial results depend upon many factors that significantly affect our results of operations including, without limitation:

•	general economic conditions, including the availability of, and our ability to obtain additional funding, if necessary,

•	our ability to obtain and retain enough customers for our services to offset the costs of operating our networks,

•
our ability to compete effectively depends on our ability to keep pace with advances in technology and maintain high-quality services at prices generally equal to or below those charged by our competitors, and

•	increasing programming and other costs.

Availability of Capital

As described more fully under “Liquidity and Capital Resources” below, we expect that current principal sources of capital going forward will primarily be cash on hand and cash flow from operations. If we do not continue to increase the number of customers and the average prices received for our services, cash flow from operations may be adversely effected and cash on hand may decline.  If our cash position falls below the $20 million required by the covenant set forth in the Indenture, we will be prohibited from making certain capital expenditures. Cash and cash equivalents at December 31, 2008 was approximately $27.0 million. Provided that we meet our cash flow projections in our current business plan and current economic market conditions do not continue to deteriorate as described under Part I, Item 1A. “Risk Factors” above, we expect that our available cash and cash equivalents and cash generated from operations will be sufficient to fund our existing operations, planned capital spending and other commitments over the next twelve months through December 31, 2009.

Marketable Homes Passed, Customers and Connections

We report marketable homes passed as the number of residential and business units, such as single family residence homes, apartments and condominium units, passed by our networks. As of December 31, 2007 and 2008, we had the ability to market services to 340,058 and 340,681, respectively, distinct homes and businesses over our networks and had 145,675 and 146,210, respectively, residential and business customers.

Because we deliver multiple services to our customers, we report our total number of connections for video, voice, HSD and other services in addition to our total number of customers. We count each video, voice, HSD and other service purchase as a separate connection. For example, a single customer who purchases video, voice and HSD service would count as three connections. Similarly, a single customer who purchases our HSD service and our voice service would count as two connections. We do not record the purchase of long distance telephone service by a local telephone customer or digital cable services by an analog cable customer as additional connections. However, we do record each purchase of an additional telephone line by a local telephone customer as an additional connection. As of December 31, 2007 and 2008, we had 308,881 and 317,878 connections, respectively.

Competition

The broadband communications industry is highly competitive. We compete primarily on the basis of the price, availability, reliability, variety, quality of our offerings, our employees, and on the quality of our customer service. Our ability to compete effectively depends on our ability to maintain high-quality services at prices generally equal to or below those charged by our competitors. Price competition in the retail services and broadband transport services markets generally has been intense and is expected to continue, although cable rates increase annually.  The continuing trend toward business combinations and alliances in the telecommunications industry will create significant new competitors. As a result of these business combinations and the introduction of VoIP offerings, we anticipate that the competitive environment will continue to intensify. In addition to terrestrial competition, we continue to see consumers choose to eliminate a second line, their long distance, and/or their primary landline and use wireless telephone service instead. This dynamic is more prevalent in younger, more transient households such as MDUs in which students or young adults tend to move every twelve to eighteen months. Advances in technology also are leading to changes in video distribution platforms, making downloadable, on-demand video content accessible in both traditional wireline and wireless mobile viewing devices. These and other developments are requiring traditional communications providers such as us to regularly rethink the model for successfully marketing and providing video, voice and HSD content and services to consumers.

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

Bundled services revenues—video, voice, HSD and other. We typically provide video, voice, HSD and other services on a bundled basis for fixed monthly fees billed in advance, with the amount of the monthly fee varying significantly depending upon the particular bundle of services provided. We also charge usage-based fees for additional services, such as pay-per-view movies that involve a charge for each viewing and long-distance services that involve charges by the number of minutes of use. We generally bill for these usage-based services monthly in arrears. We also generate revenues from one-time charges for the installation of premises equipment. Most of our bundled offerings include fees for equipment rental, although in some instances we sell modems to customers. Revenue generated from equipment sales is an insignificant portion of our total revenues. We also charge monthly or one-time fees for additional services, including advertising. We collect from our cable customers and include in our gross revenues the fees payable to cable franchise authorities, which are usually approximately 5% of our revenues from cable subscriptions. We began offering security services as part of our bundle in June 2004. We discontinued actively marketing our security services in 2006. However, we continued to provide service to our existing customer base. The security revenue is included in HSD and other.

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

•
Voice costs. Our cost of revenues associated with delivering voice services to residential and business customers consist primarily of transport costs, which include amounts for fiber lease maintenance, and also include access and other fees that we pay to other carriers to carry calls outside of our networks. Transport costs are largely fixed so long as we do not need to procure additional equipment or lease additional capacity. Transport costs are expected to increase when new network facilities need to be obtained. The access fees are generally usage-based and, therefore, variable.

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

•
Broadband transport services costs. Our cost of revenues associated with delivering broadband traffic consists primarily of fixed transport costs, which include amounts for fiber lease maintenance, and also include access and other fees that we pay to other carriers to carry traffic outside of our networks. These costs are mostly fixed in nature. There are some variable costs associated with external fiber lease maintenance and with private line services, which can have a component that requires us to pay other carriers for a portion of the private line.  Broadband transport services costs also include non-recurring costs for construction, installation and configuration services, which can vary significantly depending upon the customer’s needs.

•
Network services costs. Our cost of revenues associated with delivering traffic consists primarily of transport costs, which include amounts needed for fiber lease maintenance, and access and other fees that we pay to other carriers to carry traffic outside of our networks. These costs are primarily fixed with respect to the monitoring of the traffic we carry on our networks, although there are variable components associated with external fiber lease maintenance costs and other items. The access and other carrier fees are variable and usage-based.

Selling, general and administrative expenses

Our selling, general and administrative expenses include all of the expenses associated with operating and maintaining our networks that are not cost of revenues. These expenses primarily include employee compensation and departmental costs incurred for network design, monitoring and maintenance. They also include employee compensation and departmental costs incurred for customer disconnection and reconnection and service personnel, customer service representatives and management and sales and marketing personnel. Other included items are advertising expenses, promotional expenses, corporate and subsidiary management, administrative costs, bad debt expense, customer invoice processing and billing platform expenses, professional fees, property taxes, insurance and facilities costs.

Depreciation and amortization

Depreciation and amortization expenses include depreciation of our broadband networks and equipment and other intangible assets.

Operating Data —Bundled Services

	Years Ended

	December 31, 2006	December 31, 2007	December 31, 2008
Operating Data:
Marketable homes passed	337,025	340,058	340,681
Customers	137,542	145,675	146,210
Number of connections:
Video	93,778	99,453	101,864
Voice	116,229	114,303	114,512
HSD and other	85,117	95,125	101,502

Total connections	295,124	308,881	317,878

Average monthly revenue per:
Customer – bundled services	$89.00	$90.64	$95.82
Video connection	52.40	55.78	57.96
Voice connection	40.18	40.34	41.02
HSD and other connection	31.90	32.27	34.94

Results of Operations (in millions)

	Years Ended December 31,
	2006	Percent of Operating Revenues		2007	Percent of Operating Revenues	2006 to 2007 Variance	2008	Percent of Operating Revenues		2007 to 2008 Variance
Consolidated Financial Data:
Operating revenues:
Video	$57.4	30%		$64.2	32%	$6.8	$70.3	34%		$6.1
Voice	57.6	30		56.1	28	(1.5)	56.6	28		0.5
HSD and other	31.1	16		34.7	18	3.6	41.5	20		6.8

Bundled services	146.1	76		155.0	78	8.9	168.4	82		13.4
Broadband transport services	8.6	5		9.4	5	0.8	12.3	6		2.9
Network services	35.2	19		32.7	17	(2.5)	24.6	12		(8.1)

Total operating revenues	189.9	100		197.1	100	7.2	205.3	100		8.2

Operating expenses:
Cost of revenues (excluding depreciation and amortization)	63.9	34		68.3	35	4.4	69.8	34		1.5
Selling, general and administrative	94.3	50		90.4	46	(3.9)	92.5	45		2.1
Provision for doubtful accounts	3.5	2		3.3	1	(0.2)	3.4	2		0.1
Depreciation and amortization	56.1	29		56.8	29	0.7	59.4	29		2.6

Total operating expenses	217.8	115		218.8	111	1.0	225.1	110		6.3

Operating loss	(27.9)	(15)		(21.7)	(11)	6.2	(19.8)	(10)		1.9

Other income (expense):
Interest income	1.5	1		1.7	1	0.2	0.7	—		(1.0)
Interest expense, net of capitalized interest	(24.0)	(13)		(29.0)	(15)	(5.0)	(31.0)	(15)		(2.0)
Other income (expense)	—	—		(0.5)	—	(0.5)	—	—		0.5
Net gain on sale/disposal of assets	2.4	1		0.1	—
	(2.3)	0.8		1	0.7
Goodwill impairment	(93.6)	(49)		—	—

Total other income (expense)	(113.7)	(60)		(27.7)	(14)	86.0	(29.5)	(14)		(1.8)

Loss before income tax expense	(141.6)	(75)		(49.4)	(25)	92.2	(49.3)	(24)		0.1
Income tax expense	—	—		(1.1)	(1)	(1.1)	(1.1)	(1)		—

Net loss	$(141.6)	(75	) %	$(50.5)	(26)%	$91.1	$(50.4)	(25	) %	$0.1

Year Ended December 31, 2007 Compared to Year Ended December 31, 2008

Operating Revenues. Our operating revenues increased $8.2 million, or 4%, during the year ended December 31, 2008.  This increase was driven primarily by a $13.4 million and $2.9 million increase in bundled services revenues and broadband transport services revenues, respectively, partially offset by an $8.1 million decrease in revenues from network services.

Operating revenues for our bundled services increased $13.4 million, or 9%, during the year ended December 31, 2008. The increased revenues from bundled services were primarily due to a 3% growth in the number of connections, from 308,881 as of December 31, 2007 to 317,878 as of December 31, 2008, and from the cable rate increases described below. The additional connections and revenues resulted primarily from the continued increase in penetration of existing marketable homes, the growth of our commercial business revenue, and to a lesser extent, sales to new marketable homes built during 2008.

Operating revenues for our video services increased $6.1 million, or 10%, during the year ended December 31, 2008. Approximately 31% of the $6.1 million increase was due to our annual cable rate increase that occurred in January 2008, with the remainder due to increased connections and an increased number of customers adding premium services and advanced services, such as HD and DVR. Video services to our commercial business customers increased 33% to $1.2 million during the year ended December 31, 2008 from $0.9 million during the year ended December 31, 2007.

Operating revenues for our voice services increased $0.5 million, or 1%, during the year ended December 31, 2008 due to a 1% increase in average monthly revenue per telephone connection during 2008. Telephone connections to our residential customers decreased by 785, ending at 103,829 as of December 31, 2008 however, telephone connections to our commercial business customers increased by 994, ending at 10,683 as of December 31, 2008.  Our voice services to commercial business customers increased 12% to $15.5 million during the year ended December 31, 2008 from $13.8 million during the year ended December 31, 2007.

Operating revenues for our HSD and other services increased $6.8 million, or 20%, during the year ended December 31, 2008 primarily due to a 9% increase in average monthly revenue per connection as customers chose higher speed service offerings.  Operating revenues for our HSD and other services also increased due to a 7% growth in the number of connections, from 95,125 as of December 31, 2007 to 101,502 as of December 31, 2008.  HSD and other services to our commercial business customers increased 53% to $7.5 million during the year ended December 31, 2008 from $4.9 million during the year ended December 31, 2007.

Operating revenues for our broadband transport services increased $2.9 million, or 31%, during the year ended December 31, 2008 as a result of an increase in construction revenue as well as moderate customer growth and an increase in volume from existing customers.

Operating revenues for our network services decreased $8.1 million, or 25%, during the year ended December 31, 2008. The decrease was primarily related to a $6.2 million decrease in revenue from transmission services to carriers and other telecommunications companies due to a decrease in volume, partially offset by an increase in rates per minute.  Common carrier traffic routed to us for termination is largely dependent on traffic routed to our common carrier customers by their customers. Competitive pricing pressures, business consolidations, and changing consumer preferences for voice services continue to evolve in the markets served by our common carrier customers. If, as a result, our customers’ traffic is reduced, or if their competitors’ costs to terminate or originate traffic are reduced, our traffic will also likely be reduced.  In addition, we’ve also experienced a decrease of $1.7 million in revenue from data services and a decrease of $0.4 million in revenue from national directory assistance service.  Decreases in both data services and national directory assistance are the result of a decrease in customer volume.  These decreases in network services were partially offset by an increase of $0.2 million in managed services due to an increase in customer volume.

Cost of Revenues. Our cost of revenues increased $1.5 million, or 2%, during the year ended December 31, 2008. Cost of revenues related to video services increased approximately $5.2 million during the year ended December 31, 2008. Other costs supporting broadband transport services, voice services, HSD and other services, and certain network services such as access fees and other fees that we pay to other carriers to carry calls outside our networks and HSD transport costs increased $2.6 million during the year ended December 31, 2008.  These increases in costs of revenues were partially offset by decreases in costs associated with transmission services to carriers and other telecommunications companies and national directory assistance fees, which decreased $6.3 million during the year ended December 31, 2008.   The increase in direct costs of video services is primarily due to programming costs increases, which have been increasing on an aggregate basis due to an increase in connections and on a per connection basis due to an increase in costs per channel.  We expect this trend to continue and may not be able to pass these higher costs on to customers because of competitive factors, which could adversely affect our operations.  The decrease or increase in access and other carrier fees related to costs that are variable usage-based costs that decrease or increase as customer usage varies.

Selling, General and Administrative Expense. Our selling, general and administrative expense increased $2.1 million, or 2% during the year ended December 31, 2008. Included in selling, general and administrative expenses during the year ended December 31, 2008 are non-recurring expenses of $1.7 million incurred in association with the exploration of strategic alternatives to enhance stockholder value.  Other increases in selling, general and administrative expense during the year ended December 31, 2008 related to a reduction in the amount of indirect overhead costs capitalized to initial customer installations and internal construction projects, increases in employee and affiliate commissions related to revenue initiatives, employee health care costs, utilities and utility pole rentals, software licensing and maintenance fees and other miscellaneous expenses that totaled approximately $4.9 million.  These increases in selling, general and administrative expense were partially offset by decreases in employee compensation, legal and other professional services, excluding the strategic exploration costs discussed above, network repairs and maintenance, temporary labor costs, share based compensation and other miscellaneous expenses that totaled approximately $4.5 million.

During the year ending December 31, 2009, we expect our selling, general and administrative expense, excluding the strategic exploration costs discussed above, to decrease as a percentage of revenue as compared to the year ended December 31, 2008 as we continue to focus on cost reductions.

Depreciation and Amortization Expense. Our depreciation and amortization expense increased $2.6 million, or 5%, during the year ended December 31, 2008. The increase in depreciation expense was primarily related to property, plant and equipment additions, primarily for customer premise equipment, long haul fiber optic network upgrades and capitalized labor expenses as well as an extension to capital lease terms.  Partially offsetting the increases related to these additions were decreases in depreciation expense related to sales and dispositions as well as certain assets that became fully depreciated during the year ended December 31, 2008.

During 2007 and 2008, we received sales tax refunds as a result of a review of vendor invoices in the years 2004, 2005 and 2006.  Because a portion of the sales taxes associated with those invoices were capitalized as property and equipment and were partially depreciated, $0.7 million and $0.2 million of the refund was applied as a reduction of depreciation expense during 2007 and 2008, respectively.

Interest Expense. Interest expense, which includes interest incurred net of capitalized interest, increased $2.0 million, or 7%, during the year ended December 31, 2008. Our interest expense increased primarily due to the private placement of an additional $25.0 million of senior notes in the third quarter of 2007.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2007

Operating Revenues. Our operating revenues increased $7.2 million, or 4%, during the year ended December 31, 2007.  This increase was driven primarily by a $8.9 million and $0.9 million increase in bundled services revenues and broadband transport services revenues, respectively, partially offset by a $2.5 million decrease in revenues from network services.
Operating revenues for our bundled services increased $8.9 million, or 6%, during the year ended December 31, 2007. The increased revenues from bundled services were primarily due to a 5% growth in the number of connections, from 295,124 as of December 31, 2006 to 308,881 as of December 31, 2007, and, to a lesser extent, from the cable rate increases described below. The additional connections and revenues resulted primarily from the continued increase in penetration of existing marketable homes, the growth of our commercial business revenue, and to a lesser extent, sales to new marketable homes built during 2007.

Operating revenues for our video services increased $6.8 million, or 12%, during the year ended December 31, 2007. Approximately 59% of the $6.8 million increase was due to our annual cable rate increase that occurred in January 2007, with the remainder due to increased connections and an increased number of customers adding premium services and advanced services, such as HD and DVR.

Operating revenues for our voice services decreased $1.5 million, or 3%, during the year ended December 31, 2007 due to a 2% decrease in average monthly revenue per telephone connection during 2007 compared to 2006 coupled with a 2% decrease in the number of connections during 2007 compared to 2006. Telephone connections decreased due to competitive pressures and changing consumer preferences, as more customers choose to adopt VoIP products or use their wireless phones as their primary phone line.

Operating revenues for our HSD and other services increased $3.6 million, or 12%, during the year ended December 31, 2007 primarily due to a 12% increase in connections related to residential high speed service and business Ethernet service.

Operating revenues for our broadband transport services increased $0.8 million, or 9%, during the year ended December 31, 2007 as a result of an increase in construction as well as moderate customer growth.

Operating revenues for our network services decreased $2.5 million, or 7%, during the year ended December 31, 2007. This decrease consisted of a $1.3 million decrease in revenues from data services as the result of a $0.9 million decrease in reciprocal compensation revenue partially due to a regulatory mandated reduction in such compensation as well as a decrease in volume from customers.  In addition, there was a $0.8 million and $0.6 million decrease in revenues from national directory assistance service and carrier switched services, respectively, due to decreases in customer volume.

Cost of Revenues. Our cost of revenues increased $4.4 million, or 7%, during the year ended December 31, 2007. Cost of revenues as a percentage of revenues increased from 34% of revenues in 2006 to 35% of revenues in 2007. The increase in our cost of revenues was primarily due to an increase in bundled services video costs of approximately $5.8 million and an increase of $0.1 million in wholesale and bundled services voice and HSD costs that was partially offset by a $1.4 million decrease in other wholesale services costs.

Selling, General and Administrative Expense. Our selling, general and administrative expense decreased $4.1 million, or 4%, during the year ended December 31, 2007. Selling, general and administrative expense decreased as a percentage of revenues from 52% to 47%. Decreases in property tax, a 2006 nonrecurring early termination expense related to a property lease, reductions in contract labor charges as sales and customer service positions were brought in-house, as well as decreases in legal fees, provision for doubtful accounts, employee relocation, utilities and other administrative expenses totaled approximately $6.4 million, but such decreases were partially offset by increases related to compensation and employee benefits primarily related to the new sales and customer service positions described above, stock based compensation, and other miscellaneous expenses that totaled approximately $2.3 million.

Depreciation and Amortization Expense. Our depreciation and amortization expense increased $0.7 million, or 1%, during the year ended December 31, 2007. The increase in depreciation expense was primarily related to property, plant and equipment additions during the year ended December 31, 2007, primarily for customer premise equipment, network construction and capitalized labor expenses. During both 2006 and 2007, we received sales tax refunds as a result of a review of vendor invoices in the years 2004 and 2005.  Because a portion of the sales taxes associated with those invoices were capitalized as property and equipment and were partially depreciated, $0.9 million and $0.7 million of the refund was applied as a reduction of depreciation expense during 2006 and 2007, respectively. The increases in depreciation expense were partially offset by a decrease in depreciation expense related to sales and dispositions as well as certain assets that became fully depreciated during the year ended December 31, 2007.

Interest Expense. Our interest expense, which includes interest incurred net of capitalized interest, increased $5.0 million, or 21%, during the year ended December 31, 2007. The increase in interest expense was primarily due to the private placement of an additional $25.0 million of senior notes in the third quarter of 2007. During the years ended December 31, 2006 and 2007, we had capitalized interest of $2.2 million and $0.6 million, respectively, a decrease of $1.6 million, or 73%.

Gain on Sale/Disposal of Assets. Our gain on sale/disposal of assets during the years ended December 31, 2006 and 2007 was $2.4 million and $0.1 million, respectively, a decrease of $2.3 million. The 2006 net gain was primarily due to the sale of certain off-net MDU assets during the first half of 2006 for net proceeds of $2.5 million. These assets were non-strategic in nature and were originally acquired in our October 2003 acquisition of Advantex. The net gain recognized during 2007 related primarily to amortization of deferred gains related to the sale and leaseback of Company land and buildings and customer premise equipment of approximately $0.4 million partially offset by the net loss on sale or disposal of certain communications plant, vehicles, network and other equipment.

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

Non-GAAP Financial Measures

Adjusted EBITDA increased $5.3 million, or 15%, during the year ended December 31, 2008.  The increase in Adjusted EBITDA was primarily due to a $8.2 million increase in operating revenues as well as a $0.7 million increase in net gain on sale/disposal of assets, partially offset by $1.7 million of non-recurring expenses incurred in association with the exploration of strategic alternatives to enhance stockholder value, a $0.2 million increase in selling, general and administrative expenses and provision for doubtful accounts, excluding stock-based compensation, franchise tax and strategic exploration costs, and a $1.5 million increase in costs of revenues.

Adjusted EBITDA increased $4.4 million, or 14% during the year ended December 31, 2007. The increase was primarily due to a $7.3 million increase in revenues as well as a $3.8 million decrease in selling, general and administrative expenses and provision for doubtful accounts, excluding stock-based compensation and franchise tax expense, partially offset by a $4.4 million increase in costs of revenues and a $2.3 million decrease in net gain on sale/disposal of assets.

The reconciliation of EBITDA/Adjusted EBITDA to net loss is as follows:

	Year Ended December 31,
	2006	2007	2008
	(in thousands)
Net loss, as reported	$(141,637)	$(50,532)	$(50,360)
Add back non-EBITDA/Adjusted EBITDA items included in net loss:
Interest income	(1,546)	(1,670)	(728)
Interest expense, net of capitalized interest	23,970	29,012	31,042
Income tax expense	—	1,123	1,102
Franchise tax expense (benefit)	300	(268)	—
Depreciation and amortization	56,037	56,752	59,385

EBITDA	(62,876)	34,417	40,441
Stock-based compensation expense	377	573	378
Other expense (income)	—	489	(53)
Goodwill impairment	93,639	—	—

Adjusted EBITDA (1)	$31,140	$35,479	$40,766

(1)	Adjusted EBITDA includes net gain on sale/disposal of assets of $2.4 million in 2006, $0.1 million in 2007 and $0.8 million in 2008.

Liquidity and Capital Resources

Sources and Uses of Funds

Since inception, we have been funded primarily with private equity investments and issuance of debt securities. Our current primary sources of liquidity are cash on hand and cash flows from operating activities. As of December 31, 2008, we had total cash and cash equivalents of $27 million and $209 million of long-term debt and capital lease obligations outstanding, including the current portion, and net of discounts and premiums of $3.7 million.

Provided that we meet our cash flow projections in our current business plan and current economic market conditions do not continue to deteriorate as described under Part I, Item 1A. “Risk Factors” above, we expect that our available cash and cash equivalents and cash generated from operations will be sufficient to fund our existing operations, planned capital spending and other commitments over the next twelve months through December 31, 2009. As of December 31, 2008, we had a net working capital deficit of $(3.3) million, compared to net working capital of $19.8 million as of December 31, 2007. The $23.1 million decrease in working capital resulted primarily from a $21.2 million decrease in cash.  During the third quarter of 2007, we received gross proceeds of $26 million in a private placement of senior notes, which was used for capital expenditures and converted into long-term assets.  We believe that we will manage our cash position above $20 million in accordance with the covenant set forth in the Indenture over the next twelve months through December 31, 2009.

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

Our current business plan is based on our estimates regarding expected future costs and expected revenues. Our costs may exceed or our revenues may fall short of our estimates, our estimates may change, and future developments may affect our estimates. Any of these factors may increase our need for funds, which would require us to consider asset sales or seek additional financing to fund our operations, to undertake initiatives not contemplated by our business plan or obtain additional cushion against possible shortfalls. Future financings may include a range of different sizes or types of financing, including capital lease transactions and the sale of additional debt or equity securities. These financings could increase our level of indebtedness or result in dilution to our equity holders. Additionally, we can call our existing senior notes at any time giving us the near term ability to refinance our senior notes in the event better pricing and terms were available to us in the market. However, we may not be able to raise additional funds on favorable terms or at all. Our ability to obtain additional financing depends on several factors, including future market conditions and the state of the credit markets; our success or lack of success in penetrating our markets and growing our overall income; our future creditworthiness; and restrictions contained in agreements with our investors or lenders, including the restrictions contained in the Indenture.

Cash Flows from Operating Activities

Net cash provided by operating activities totaled $9.7 million, $11.7 million and $13.1 million for 2006, 2007 and 2008, respectively. Net cash provided by operating activities consisted of the following components:

	Year Ended December 31,

	2006	2007	2008
	(in thousands)
Cash collected from customers	$188,416	$193,449	$204,003
Interest income received	1,546	1,631	691
Proceeds from sales tax refunds related to operating activities	—	143	627
Payments to vendors and employees	(159,534)	(157,607)	(162,426)
Interest expense paid	(20,741)	(25,875)	(28,701)
Income taxes paid	—	—	(1,099)

Net cash provided by operating activities	$9,687	$11,741	$13,095

Cash Flows from Investing Activities

Our net cash used in investing activities for 2006, 2007 and 2008 was $26.4 million, $33.6 million and $28.9 million, respectively. Net cash used in investing activities consisted of the following components:

	Year Ended December 31,
	2006	2007	2008
	(in thousands)
Purchases of property, plant and equipment	$(30,886)	$(35,290)	$(29,766)
Proceeds from sale of assets	3,274	638	481
Proceeds from sales tax refunds	922	1,130	349
Maturities of short term investments	350	—	—
Other investing activity	(47)	(67)	—

Net cash used in investing activities	$(26,387)	$(33,589)	$(28,936)

Cash Flows from Financing Activities

Our net cash provided by (used in) financing activities for 2006, 2007 and 2008 was $33.9 million, $26.0 million and $(5.3) million, respectively.  Net cash provided by (used in) financing activities consisted of the following components:

	Year Ended December 31,
	2006	2007	2008
	(in thousands)
Net proceeds from borrowings (1)	$30,581	$30,054	$—
Proceeds from sale leaseback arrangement	7,373	—	—
Payments of long-term debt and capital lease obligations	(3,193)	(4,305)	(4,989)
Deferred financing costs	(86)	(165)	—
Net borrowings (repayments) on zero-balance cash account	(758)	451	(326)
Other financing activity	12	3	6

Net cash provided by (used in) financing activities	$33,929	$26,038	$(5,309)

(1)
Consists of the net proceeds from the private placement of an additional $32 million and $25 million in 2006 and 2007, respectively, in aggregate principal amount of senior notes.  In addition to the senior notes in 2007, net proceeds from borrowings also include $4.1 million in proceeds from equipment financing.

Capital Expenditures

We had capital expenditures of approximately $30.9 million, $35.3 million and $29.8 million, including capitalized interest, in 2006, 2007 and 2008, respectively. These capital expenditures relate to: network construction; initial installation costs; the purchase of customer premise equipment, such as cable set-top boxes and cable modems; corporate and network equipment, such as switching and transport equipment; and billing and information systems. The increase in capital expenditures during 2007 was primarily due to capital equipment purchases related to our long haul fiber optic network upgrade.

As described under “Liquidity and Capital Resources—Sources and Uses of Funds”, the Indenture contains a covenant restricting certain capital expenditures if such expenditures would result in us having less than $20 million in cash and cash equivalents after giving effect to such expenditures. During the year ending December 31, 2009, the Company intends to manage its capital expenditures in accordance with the covenant set forth in the Indenture to ensure that cash is not less than $20 million.

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

Percentage
April 1,
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

During 2007, we completed equipment financing of $4.1 million with a term of 24 months, which was utilized for the purchase of network equipment.  During December 2008, the term of the equipment financing was extended 12 months through March 2010. The financing is secured by the network equipment purchased with the proceeds of the borrowing and bears interest at an effective annual rate of approximately 15.3% with monthly payments equal to 4.2% multiplied by the total amount borrowed.  This financing is permitted under the Indenture governing the senior notes.

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

Purchase Commitments. During January 2005, we entered into a minimum purchase agreement, as amended, with a vendor for the purchase of fiber optic equipment and installation and maintenance services through December 31, 2008. If we do not make the minimum purchases through the expiration or termination of this agreement, we will be required to pay a fee of 30% of the remaining unfulfilled amount.  The balance as of December 31, 2008 was $2.2 million. We are currently in the process of finalizing an extension of the purchase agreement through December 31, 2009. The following table represents the contractual obligations described above as of December 31, 2008:

	Payments Due by Period
	2009	2010	2011	2012	2013	2014 & Beyond	Total
	(In thousands)
Long-term debt and related interest obligations	$28,833	$27,353	$206,510	$—	$—	$—	$262,696
Capital lease obligations	5,963	2,926	1,772	1,748	1,748	16,899	31,056
Operating lease obligations	4,012	2,902	2,200	1,948	1,505	7,442	20,009
Maintenance obligations	1,227	1,046	1,046	1,046	1,046	7,279	12,690
Purchase obligations	2,215	—	—	—	—	—	2,215

Total	$42,250	$34,227	$211,528	$4,742	$4,299	$31,620	$328,666

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

Revenue Recognition

Revenue from residential and business customers is principally derived from bundled packages of video, voice, HSD and other services.  Bundled services revenue consists of fixed monthly fees and usage based fees for long distance service and is recorded as revenue in the period the service is provided.  Our revenues are recognized when services are provided, regardless of the period in which they are billed.  Amounts billed in advance are reflected in the balance sheet as deferred revenue and are deferred until the service is provided.  Installation revenues obtained from bundled service connections are recognized in accordance with SFAS No. 51, Financial Reporting by Television Cable Companies, as the connections are completed since installation revenues recognized are less than the related direct selling costs.  Installation costs are included in property, plant, and equipment and depreciated over the estimated life of communications plant.  Local governmental authorities impose franchise fees on the majority of our franchises of up to a federally mandated maximum of 5% of annual gross revenues derived from the operation of the cable television system to provide cable television services, as provided in the franchise agreements. Such fees are collected on a monthly basis from our customers and periodically remitted to local franchise authorities. Franchise fees collected and paid of approximately $2.5 million, $2.9 million, and $3.2 million during the years ended December 31, 2006, 2007, and 2008, respectively, are reported as revenues and cost of revenues, respectively. The Federal Communications Commission imposes a tax on interstate and international long distance calls to fund telephone service for the poor, and to support telecommunications services for libraries, schools, and rural health care providers.  Such taxes are collected on a monthly basis from our customers and periodically remitted to the Universal Service Fund (“USF”).  Sales and other taxes imposed by governmental authorities are also collected on a monthly basis from our customers and periodically remitted to governmental authorities. Revenue is presented net of the applicable USF, sales and other taxes.

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

Judgment is required to determine the extent to which indirect costs, or overhead, are incurred as a result of specific capital activities, and therefore should be capitalized. We allocate overhead based upon the portion of indirect costs that contribute to capitalizable activities using an overhead rate, based on an actual rate, applied to the amount of direct labor capitalized based upon our analysis of the nature of costs incurred in support of capitalizable activities. The primary costs that are included in the determination of overhead rates are (i) employee benefits and payroll taxes associated with capitalized direct labor, (ii) direct variable costs associated with capitalizable activities, consisting primarily of installation and construction vehicle operating costs, (iii) the cost of support personnel, such as personnel who directly assist with capitalizable installation activities, and (iv) indirect costs directly attributable to capitalizable activities. For 2006, 2007 and 2008, $8.3 million, $8.5 million and $7.6 million of labor and overhead costs were capitalized, respectively. Capitalized costs are depreciated along with the physical assets to which they relate, which have lives of three to ten years depending on the type of asset.

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

Recent Accounting Pronouncements

Fair Value Measurements

On January 1, 2008, the Company adopted certain provisions of the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”), which establishes the authoritative definition of fair value, sets out a framework for measuring fair value and expands the required disclosures about fair value measurement. The provisions of SFAS 157 adopted on January 1, 2008 relate to financial assets and liabilities, as well as other assets and liabilities carried at fair value on a recurring basis and did not have a material impact on the Company’s consolidated financial statements. The provisions of FAS 157 related to other nonfinancial assets and liabilities will be effective for the Company on January 1, 2009, and will be applied prospectively. These provisions are not expected to have any impact on the Company’s historical consolidated financial statements.

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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Item 8 is incorporated by reference to pages F-1 through F-27 herein.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9T.	CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer, who is our principal executive officer, and our Chief Financial Officer, who is our principal financial officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e), as applicable, under the Exchange Act) as of December 31, 2008. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2008, our disclosure controls and procedures are effective. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports that are filed under the Exchange Act, is accumulated and communicated to management, including our chief Executive Officer and our Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the three months ended December 31, 2008, there was no change in our internal controls over financial reporting that has materially affected, or is likely to materially affect, our internal controls over financial reporting.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

This annual report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report on Form 10-K.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE Directors

Our board of directors is divided into three classes, being divided as equally as possible with each class having a term of three years. Each year the term of office of one class expires at Grande’s annual meeting of stockholders.  At Grande’s next annual meeting of stockholders, which is expected to occur in December 2009 or January 2010, the term of class II directors, currently consisting of two directors, will expire.  The following table sets forth the name and age of each director, indicating the year the director joined the Company and all positions and offices with our Company currently held by the director as well as the class and term of office for each director:

Name	Age	Year Joined Board	Class/Term Expiration	Position

Roy H. Chestnutt	49	2006	I / 2011	President, Chief Executive Officer and Chairman of the board of directors

Richard W. Orchard	55	2006	I / 2011	Member, board of directors, audit and nominating committees

Paul V. Walsh, Jr. (1)	44	2009	I / 2011	Member, board of directors, finance committee and Chairman of the audit committee

John C. Hockin	38	2002	II / 2009	Member, board of directors

David C. Hull, Jr.	64	2000	II / 2009	Member, board of directors, audit, compensation and nominating committees

Duncan T. Butler, Jr.	46	2000	III / 2010	Member, board of directors, compensation and finance committees

William Laverack, Jr.	51	2001	III / 2010	Member, board of directors, compensation, finance and nominating committees

_______________
(1)   Audit committee financial expert.

James M. Mansour served as Chairman of the board of directors from January 2005 until his resignation in January 2008.  Lawrence M. Schmeltekopf served as Chairman of the audit committee from June 2006 until the end of his term in January 2009.

Set forth below are descriptions of the backgrounds of each of our directors.

Roy H. Chestnutt joined Grande as our Chief Executive Officer in February 2006 and has served as a member of our board of directors since February 2006. In June 2006, Mr. Chestnutt was appointed President of the Company in addition to his role as Chief Executive Officer. In January 2008, Mr. Chestnutt was appointed Chairman of the board of directors upon James Mansour’s resignation.  Prior to joining Grande, Mr. Chestnutt was the Senior Vice President of National Field Sales and General Business for Sprint-Nextel. He was responsible for the General Business segment, which focuses on nationwide wireline and wireless operations of direct sales channels, value-added resellers, business solutions partners, sales operations and pre-sale support. Before Nextel merged with Sprint, Mr. Chestnutt held positions at Nextel Communications as Regional Vice President of the Southwest in Austin and of the West in the San Francisco Bay Area from 2000 to 2006. He also served as President of the Texas/Oklahoma area from its Austin offices from September 1998. Mr. Chestnutt also has general management experience with PrimeCo Personal Communications and AirTouch Cellular. Mr. Chestnutt earned an MBA from the University of San Francisco with an emphasis in General Management and International Business and a BS in Business Administration from San Jose State University with a concentration in marketing.

Richard W. Orchard was appointed as a member of our board of directors in October 2006. From November 2004 to September 2006, Mr. Orchard served as Chief Transition Officer for Sprint-Nextel where he managed all aspects of the $36 billion dollar merger between Sprint and Nextel. Prior to the Sprint-Nextel merger, he was with Nextel for over ten years, serving as Eastern Regional President and during his last four years as a Senior Vice President and Chief Service Officer. Prior to joining Nextel in 1994, Mr. Orchard spent over ten years with PacTel/Airtouch and five years with Motorola Communications. Mr. Orchard also currently serves on the board of directors of Peco II, a telecom power equipment manufacturer and National Safeplace, a nationwide outreach for at-risk kids. Mr. Orchard received a BA in Political Science from the University of California, Santa Barbara.

Paul V. Walsh, Jr. was elected as a member of our board of directors in January 2009 and serves as Chairman of the audit committee and as a member of the finance committee.  Mr. Walsh currently serves as the Vice President and Chief Accounting Officer for Silicon Laboratories, a publicly traded technology company based in Austin, Texas.  Mr. Walsh joined Silicon Laboratories in January 2004 as Director of Finance, Worldwide Operations, and was appointed as the Corporate Controller in May 2005.  In November 2006, Mr. Walsh was promoted to Vice President and Chief Accounting Officer. Prior to joining Silicon Laboratories, Mr. Walsh was Site Controller from February 2003 to January 2004 with PerkinElmer, a supplier to the health sciences and photonics markets.  From 1992 to 2003, Mr. Walsh held various operational, finance and management roles at Teradyne and Analog Devices.  Mr. Walsh is certifiable as a CPA and received his BS in Mechanical Engineering from the University of Maine, and an MBA from Boston University.

John C. Hockin has served as a member of our board of directors since November 2002. Mr. Hockin has been a Portfolio Manager (and co-founder) of Whitney Green River Fund, L.P. since November 2004.  Prior to that, he was an investment professional at J.H. Whitney & Co. since 1999. Mr. Hockin received his BA from Yale and his MBA from the Stanford Business School.

David C. Hull, Jr. has served as a member of our board of directors since February 2000. Since 1993, Mr. Hull has been a managing director of Centennial Ventures. From 1986 to 1993, Mr. Hull served as general partner, during which time he was promoted to managing general partner, of Criterion Venture Partners, the venture arm of TransAmerica. Prior to joining Criterion, from 1976 to 1985 he was senior vice president of finance, treasurer and director of General Leisure Corporation, a restaurant and hotel operating company.  From 1969 to 1976, Mr. Hull was an analyst for Telecom Corporation and was subsequently promoted to vice president of Texas Capital Corporation, a wholly-owned subsidiary of Telecom Corporation. Mr. Hull currently serves on the board of directors of Centennial Holdings I, LLC, and ExteNet Systems, Inc. Mr. Hull received his BS in Chemical Engineering and his MBA from The University of Texas at Austin.

Duncan T. Butler, Jr. has served as a member of our board of directors since February 2000. Since April 2000, Mr. Butler has served as a managing director of Centennial Ventures and he has served as a managing director of Prime New Ventures since October 1994. Mr. Butler is currently a managing director and on the investment committee of Centennial Holdings VI, LLC and Mr. Butler is a Senior Vice President of Centennial Holdings I, LLC. Mr. Butler currently also serves on the board of directors of Masergy Communications, Inc., a global network service provider and Hoak Media, a television and radio broadcasting company. Mr. Butler received his BBA and his MBA from The University of Texas at Austin and his JD from The University of Texas School of Law.

William Laverack, Jr. has served as a member of our board of directors since May 2001. Mr. Laverack is a managing director of J. H. Whitney & Co., which he joined in 1993, and managing partner of Laverack Capital Partners, LLC, which he founded in 2005. Mr. Laverack received his BA and MBA from Harvard University.

Executive Officers

The following table sets forth the name and age of each named executive officer, indicating all positions and offices with our Company currently held by the named executive officer (1):

Name	Age	Position
Roy H. Chestnutt	49	President, Chief Executive Officer and Chairman of the board of directors
Michael L. Wilfley	53	Chief Financial Officer
Walter K.L. “Scott” Ferguson, Jr.	50	Chief Operating Officer
Kay Stroman	42	Vice President, Human Resources
Jared P. Benson	39	Vice President, Enterprise and Wholesale Services

_______________
(1)	William C. “Chad” Jones, Jr. served as Chief Service Officer until January 2008 and Jeffrey A. Brennan served as Senior Vice President of Business Services until August 2008.

Set forth below are descriptions of the backgrounds of each of our executive officers, other than Mr. Chestnutt, whose position and background is described above.

Michael L. Wilfley has served as our Chief Financial Officer since July 2000. Mr. Wilfley has over 20 years experience as a chief financial officer, including eight years as a chief financial officer in the telecommunications industry. Previously, from 1998 to 2000, Mr. Wilfley was the chief financial officer of Thrifty Call, Inc., a telecommunications company, where he was responsible for the capital markets and mergers and acquisitions efforts that led to our eventual acquisition of Thrifty Call. Prior to working for Thrifty Call, from 1993 to 1997, Mr. Wilfley served as the chief financial officer for Littlefield Real Estate Co., a private investment company. Mr. Wilfley serves on the board of directors of Littlefield Corporation, a public company listed on the over-the-counter bulletin board. Mr. Wilfley is a certified public accountant and a graduate of The University of Texas at Austin, where he earned his BBA degree in Accounting.

Walter K.L. “Scott” Ferguson, Jr. has served as our Chief Operating Officer since February 2006. Prior to that, from July 2005 to February 2006, he served as Interim Chief Executive Officer and President, and from June 2002 to January 2005, Executive Vice President, Retail Services and from February 2000 to June 2002 as Chief Operating Officer. Previously, from 1997 to 1999, Mr. Ferguson was a founding partner and senior vice president of PrimeOne, L.P., a broadband video services company. At PrimeOne, Mr. Ferguson was involved with operating, sales and customer service strategies for BellSouth, SBC Communications, Inc. and Southern New England Telephone Corporation broadband trials and businesses. Prior to working at PrimeOne, Mr. Ferguson served in various capacities at Prime Cable, a cable multiple systems operator based in Austin, Texas, including vice president of administrative services and vice president of operations. Prior to Prime Cable, Mr. Ferguson worked for Tenneco, Inc. in the corporate finance and investor relations groups as well as Arthur Young & Co. where he focused in tax practice. He is a certified public accountant and a graduate of The University of Texas at Austin, where he earned his BBA degree in Finance and an MBA in Accounting and Finance.

Kay Stroman has served as our Vice President of Human Resources since September 2001.  Prior to that, Ms. Stroman served as both Senior Manager and Director of Human Resources since joining Grande in July 2000.  Prior to joining Grande, Ms. Stroman worked with Hexcel Corporation, an international manufacturer of advanced structural materials. As a member of Hexcel's management team, she interacted with all levels of plant and corporate management in the creation and use of strategic employee relations programs. Ms. Stroman earned her Bachelor of Arts in Political Science and Speech Communications from Texas State University.

Jared P. Benson has served as Vice President of Enterprise and Wholesale Services since August 2008.  Prior to that, from January 2001 to August 2008, he served as Vice President of Network Services.  Mr. Benson is responsible for Grande’s Enterprise and Wholesale divisions. Prior to joining Grande in April 2000, he served as Senior Carrier Account Manager for C3 Communications Network Division. Mr. Benson also provided voice, data and Internet service consulting to a variety of businesses while President of Intellicom Consulting Corporation. Before his consulting work, he served Westel Long Distance Communications, Inc. managing regional sales, where he directed multiple branch sales offices across the South. Additionally, Mr. Benson serves on the Board of Texaltel as its Vice President, a trade association with the purpose of promoting the business interests of competitive telecommunications and data service providers. He also served as the Marketing Chair on the board of the Young Men's Business League of Austin. Mr. Benson received his Bachelor of Science in Marketing from the University of Tulsa.

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

Currently, all seven directors of our board of directors were elected in accordance with designations or selections made under the terms of the investor rights agreement. Centennial has designated one of our current directors, Mr. Hull, and Whitney has designated two of our current directors, Messrs. Laverack and Hockin. Mr. Walsh is the director designated by the holders of the Series A preferred stock; Mr. Butler is the director designated by the holders of the outstanding Series D preferred stock and the Series E preferred stock; Mr. Chestnutt is our president and chief executive officer; and Mr. Orchard serves as the director selected by the nominating committee of the board of directors and approved by the stockholders at the January 2009 stockholders meeting. The right of Centennial and Whitney each to continue to designate one of their two designees to the board of directors is subject to these entities continuing to maintain certain minimum ownership percentages in our Company. If Centennial and Whitney fail to maintain such investment, then the holders of a majority of Series A preferred stock, voting together as a single class, will have the right to designate the two designees, resulting in their having the right to designate a total of three designees to the board of directors.

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

Director Independence

Our securities are not listed on any national securities exchange, and therefore, we are not required by any such exchange to have a majority of, or any, independent directors.  Although we have no formal written director independence standards, in February 2008, our board of directors analyzed the independence of all members of the board at that time and determined that all six members who are not officers of the Company would be considered to be independent as that term is defined under the listing standards of the NASDAQ Global Select Market. We have also determined that all members of the audit committee met the additional independence requirements of the applicable SEC rules regarding audit committee membership, all members of the compensation committee and the nominating committee met the independence requirements of the NASDAQ Global Select Market and all members of the compensation committee are “outside directors” as defined in Section 162(m) of the Internal Revenue Code.  The relationships of (i) John C. Hockin and William Laverack, Jr. to the Whitney Funds, (ii) Duncan T. Butler, Jr. and David C. Hull, Jr. to the Centennial funds and (iii) Duncan T. Butler, Jr. to the Prime fund were considered in connection with these determinations.  Our nominating committee, in accordance with its charter, and our board of directors will continue to periodically evaluate the independence of members of the board of directors and each committee and expects to complete its annual evaluation during 2009.

Board Committees

Grande’s board of directors has established and maintains an audit, compensation, nominating and finance committee.

Audit Committee. The audit committee, currently consisting of Messrs. Walsh, Hull and Orchard, all of whom are independent directors, is responsible for appointing the firm to serve as independent accountants to audit Grande’s financial statements. The audit committee then discusses the scope and results of the audit with the independent accountants and reviews with the independent accountants and management Grande’s interim and year-end operating results. In addition to these activities, the audit committee considers the adequacy of internal controls over financial reporting and disclosure controls and procedures.  The audit committee also oversees audit procedures and approves all audit and non-audit services to be performed by the independent accountants. Mr. Walsh serves as the Chairman of the audit committee and is the “audit committee financial expert” as defined by SEC rules. Prior to the end of his term in January 2009, Mr. Schmeltekopf served as the Chairman of the audit committee and was the “audit committee financial expert” as defined by SEC rules.  The committee charter is available on our website at the investor relations portion of www.grandecom.com.

Compensation Committee. The compensation committee oversees the establishment of the compensation policies applicable to management and administers Grande’s stock option plan. The compensation committee currently consists of Messrs. Butler, Hull and Laverack and Mr. Butler serves as Chairman of the compensation committee. The committee charter is available on our website at the investor relations portion of www.grandecom.com.

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

Nominating Committee. The nominating committee recommends individuals to serve on the board of directors and is responsible for, among other things, reviewing at least annually that the Board and each of its committees meet the requirements for independence, expertise or otherwise imposed by the SEC. The nominating committee currently consists of Messrs. Hull, Laverack and Orchard. The nominating committee does not have a policy with regard to the consideration of any director candidates recommended by security holders because that process is governed by the terms of the investor rights agreement described above under “Contractual Provisions Relating to Grande’s Board of Directors.”

Finance Committee. The finance committee makes recommendations to the board of directors regarding plans for expenditures by the Company. The finance committee also recommends an annual budget to the board of directors, advises the board of directors regarding the need for financing and makes recommendations regarding the terms of such financing and asset management in connection with the raising of funds. The finance committee currently consists of Messrs. Butler, Laverack and Walsh.  Mr. Schmeltekopf served as a member of the finance committee until the end of his term in January 2009.

Compensation Committee Interlocks and Insider Participation

No member of the compensation committee was at any time during 2008 an officer or employee of Grande and no member had any relationship with Grande requiring disclosure as a related-party transaction in the section entitled “Certain Relationships and Related Transactions, and Director Independence.” No executive officer of Grande has served on the board of directors or compensation committee of any other entity that has or has had one or more executive officers who served as a member of our board of directors or the compensation committee of our board of directors during 2008.

Code of Ethics

We have adopted a code of ethics that applies to all of our employees including our executives, chief executive officer and chief financial officer. For a copy of our code of ethics contained in our corporate compliance policy, please visit our website at the investor relations portion of www.grandecom.com.  We will disclose changes to or waivers of the code of ethics on this website.

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

The purpose of our compensation program is to reward and sustain desired individual performance that translates into desired organizational performance and to attract, retain, and motivate executive officers and other senior management with the quality and profile required to successfully lead the Company in our highly competitive and evolving industries. This Compensation Discussion and Analysis explains our compensation philosophy and objectives, compensation policies and practices, and elements of our compensation program with respect to our chief executive officer, chief financial officer, and the other three most highly compensated executive officers, collectively referred to as the named executive officers (“NEOs”).  The group of employees considered executive officers for purposes of determining the NEOs for Grande is defined as our president and chief executive officer, our chief financial officer, our chief operating officer and any vice president of Grande Communications Holding, Inc. in charge of a principal business unit, division or function (such as sales, administration or finance), and any other officer who performs a policy making function for Grande Communications Holdings, Inc.

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

We consider the following objectives in setting the compensation components for our executive officers:

•	design competitive total compensation and rewards programs to enhance our ability to attract and retain experienced executives, whose knowledge, skills and performance are critical to our success;

•	set compensation and incentive levels that are competitive with our peer group, as described below;

•	drive and reward performance that supports the Company’s financial and strategic goals;

•	provide a significant percentage of total compensation that is “at-risk”, or variable, based on predetermined performance criteria;

•	align the interests of our executive officers and stockholders by motivating executive officers to increase stockholder value through equity or equity based incentives;

•	ensure fairness among the executive management team; and

•	foster a shared commitment among executives by coordinating the Company, their team and individual goals.

 In establishing compensation within the framework of the above objectives, the Compensation Committee considers:

•	whether the performance targets underlying cash incentive awards have been achieved and the difficulty in achieving such targets given current and expected economic conditions;

•	whether benefits will be realized under stock options or other equity awards given current and expected economic conditions; and

•	the projections for distributions that may occur in the next several years under our compensation plans.

In addition, we review the compensation practices and market data of companies with revenue and company size similar to ours both within our industry and as applicable to general industry groups, which we refer to as our “peer group”. We have chosen to benchmark our compensation against our peer group to ensure internal equity and consistency with external market practices. To identify our peer group, we participate in salary surveys from time to time to gain access to various survey data. We utilize two different compensation analysis tools to assist us in this process for our executive positions: The Thobe Group survey and Salary.com’s Executive Compensation Database.

The Thobe Group survey is a national telecom industry specific survey tool. Companies who participate in this survey include:

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

Salary.com is a national compensation benchmark subscription service with over 3,500 enterprise subscribers offering real time survey information on general industry positions that can be searched by revenue and company size. The data sets contain base, bonus and incentive pay data for positions held by more than 80% of U.S. employees and similar data for the top executives in more than 12,000 U.S. public companies. Salary.com combines one of the largest databases of U.S. public company executives with on-demand software to create a leading source of executive and director compensation information. Because survey participation is confidential, specific companies in our peer group are not identifiable.

The comparative peer group data is used to help establish and determine fair and equitable base salary adjustments each year when budgeting for merit increases and other salary adjustments, as necessary.  The peer group comparison is taken into consideration along with individual and company performance to determine the final merit and/or other salary adjustment, if any.   Although the peer group data is used to determine base pay and other changes as defined above, ultimately discretion is used by the compensation committee and Grande’s chief executive officer for the final determination of a salary change, based on the benchmark data, company and individual performance.  The peer group benchmarks chosen for consideration are those relative to our industry and size, and are primarily used for base pay considerations, but also serve to assess the continued competitiveness of the NEOs’ total cash compensation package.

Executive Compensation Policies and Practices

Our compensation committee, which is composed of three non-management independent directors, oversees the establishment and the administration of the compensation policies applicable to our NEOs and administers our stock incentive plan. Annually, the compensation committee reviews recommendations and approves base pay changes and bonus distributions for Grande’s chief executive officer.  Benchmark data, as well as individual and company performance is taken into consideration at this time.  Additionally, the compensation committee reviews base pay changes and bonus distribution recommendations made by Grande’s chief executive officer for the other NEO’s, when it is outside the scope of the NEO’s employment agreement, where applicable (not all NEO’s have an employment agreement).  For NEO’s who have written contracts, any changes or amendments to the agreement will be ratified by the compensation committee.  For more information on our compensation committee, including information on the scope of its authority, please see Item 10. “Directors, Executive Officers and Corporate Governance—Board Committees” above. The compensation committee has adopted the material policies described below related to executive compensation, as documented in the Company’s total compensation program for all employees, to provide consistency in the application of compensation across all grades levels and to help maintain internal and external equity. These policies and practices are periodically evaluated for effectiveness by management through benchmark survey participation and data analysis, employee retention results and internal survey findings and such policies and practices are reviewed by the compensation committee on an annual basis.

Allocation between cash and non-cash compensation. Historically, it has been our policy to allocate all short-term NEO compensation in the form of cash and all long-term compensation in the form of option awards to purchase our common stock and Series H preferred stock to provide a long-term retention incentive. However, during 2008, no stock options were granted to any NEO and we ceased issuing common stock option grants to all employees until management and the compensation committee can perform further analysis on the ability of the equity based incentive program to meet our compensation program objectives.  During 2008, the potential compensation that could have been paid consisted of base pay and annual cash incentive compensation pursuant to our 2008 Cash Incentive Plan. However, no discretionary bonus or award under the 2008 Cash Incentive Plan was paid during 2008. As noted below under the “Summary Compensation Table,” Mr. Chestnutt was paid a bonus in January 2008 that related to the fiscal year ending December 31, 2007.

Health and Welfare Programs. It is our policy that there will be no material difference in the health and welfare benefit offerings made to our executive officers and those that are offered to all employees of the Company.

Elements of Executive Compensation

Historically, we have provided what we believe is a competitive total compensation package to our NEOs through a combination of base salary, an annual cash incentive plan, an equity incentive plan and broad-based benefits programs. During the third quarter of 2008, we ceased issuing common stock option grants to all employees until management and the compensation committee can perform further analysis on the ability of the equity based incentive program to meet our compensation program objectives.  Additionally, effective in 2009 and until otherwise determined, we have suspended certain elements of compensation applicable to all employees of Grande as part of a company wide cost reduction initiative.

Overall, our compensation programs are designed to be consistent with the philosophy and objectives set forth above. The basic elements of our compensation programs are summarized in the table below, followed by a more detailed discussion of each component of total compensation.

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

Element	Characteristics	Objectives
Health & welfare benefits	Fixed component. The same health & welfare benefits (medical, dental, vision, disability insurance and life insurance) are available for all full-time employees.	Provides benefits to meet the health and welfare needs of employees and their families.

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

All pay elements are cash-based except for the equity incentive program, which is an equity-based (stock options) award. In addition to the objectives and other matters discussed above, we consider market pay practices and practices of our peer group in determining the amounts to be paid, what components should be paid in cash versus equity, and how much of a NEO’s compensation should be short-term versus long-term. Our goal is to be at or around the 50th percentile of our peer group for cash compensation. All benchmark goals are discretionary.

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

With respect to new executive officers, we take into account their prior base salary and annual cash incentive, as well as the contribution expected to be made by the new executive officer, our business needs and the role of the executive officer with the Company. As with all of our employees, we believe that our executive officers should be fairly compensated, which we believe includes the 50th percentile of our peer group.

There are no differences in how targets are set or the compensation philosophy and objectives among the NEOs.  The elements of the compensation package are only different among the NEOs, including Grande’s chief executive officer, based on the existence of an individual employment agreement for certain NEOs.   The primary difference between NEOs with an employment agreement and those without an employment agreement is the severance benefit guarantee and the level of benefit within the specific compensation element (i.e. cash incentive percentage).   Additionally, the level of approval required for compensation changes is different for Grande’s chief executive officer, which requires approval by the board of directors for salary increases, and other NEOs, which salary increases are determined by Grande’s chief executive officer.

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

Base Salary

We review salary ranges and individual salaries for all employees, including our NEOs, on an annual basis. We review the base salary for each executive officer based on consideration of median pay levels of our peer group and internal factors such as the individual’s performance and experience, the position’s scope and responsibilities, the pay of other officers and retention needs.

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

We believe a competitive base salary is necessary to attract and retain an executive management team with the appropriate abilities and experience required to lead us. Specifically, we target the market median (50th percentile) of our peer group base salary for base and total compensation as well as considering individual performance and experience, in order to ensure that each executive is appropriately compensated. The 50th percentile is determined by assessing market competitive compensation data as described above.

The base salaries earned by our NEOs are set forth below in the Summary Compensation Table. During the year ended December 31, 2008, total compensation earned by our current NEOs was approximately $1.6 million, with our chief executive officer earning approximately $0.6 million of that amount. In 2008, there were no adjustments made to our NEOs’ compensation based only on company performance and budgetary constraints. Review of current market pay levels benchmarked in the published surveys described above, individual performance of the NEO, the role and responsibilities of the NEO and the relationship of the NEO’s base salary to the base salary of our other executives were not considered in 2008 when making the decision to not make any base pay adjustments.

Annual Cash Incentive Plan

During 2008, we established a 2008 Cash Incentive Plan pursuant to which our executive officers, including our NEOs, were eligible to receive an annual cash incentive payment based upon our performance against pre-established annual performance targets, including financial measures and other factors such as individual performance. We believe that the Annual Cash Incentive Plan helps focus our executive officers’ efforts and rewards NEOs for annual operating results that help create value for our stockholders. The 2008 Cash Incentive Plan was presented to the compensation committee for review, and ultimately to the board of directors for their approval with such modifications deemed appropriate by the board of directors. For 2008, the Cash Incentive Plan was based on a percentage of base salary subject to the Company’s performance exceeding the Adjusted EBITDA goal. We chose Adjusted EBITDA as the goal because we believe that achieving our Adjusted EBITDA goal requires the concerted effort and teamwork of many different functions within Grande under the oversight of the NEOs.  It is also heavily impacted by the dynamic, highly competitive and regulated nature of our industry and the markets within which we operate.  To achieve our annual company goal is, therefore, a stretch goal for our executive team. See “Selected Financial Data – Non-GAAP Financial Measures” for a discussion of this non-GAAP financial measure of our operating performance as well as our use of Adjusted EBITDA. When our performance exceeds the Adjusted EBITDA threshold, funds are set-aside into a bonus pool for distribution to our NEOs and other eligible employees. Funds continue to accumulate in the bonus pool until the maximum potential performance payout for all NEOs and other eligible employees is met. The compensation committee may exercise discretion by adjusting awards based on its consideration of each NEO’s individual performance, and for each NEO other than the chief executive officer, based on a review of such NEO’s performance as communicated to the compensation committee by the chief executive officer. Executive performance is reviewed against the budgeted financial goals as well as internal goals set in support of the financial goals such as operational efficiency goals or employee retention goals.  The goals are mutually agreed upon by and between the chief executive officer, the individual executive and the executive team. The chief executive officer’s performance is evaluated by the compensation committee based on overall company performance against the budgeted financial goals as approved by the board of directors. The Annual Cash Incentive Plan awards for all executive officers, including the NEOs, must be reviewed and recommended by the compensation committee for approval and ultimately must be approved by the board of directors before being paid. The compensation committee and the board of directors may modify the Annual Cash Incentive Plan awards prior to their payment.

Generally, incentive award opportunities are targeted to result in Annual Cash Incentive Plan payments comparable to the market median (50th percentile) of the external peer group assuming our target business objectives are achieved. If the target level for the performance goals is exceeded, executives and other eligible employees have an opportunity to earn cash incentive awards above the median of the market of our peer group. We chose the 50th percentile because we believe that it allows us to attract and retain executives. If the target level for the performance goal is not achieved, executives and other eligible employees earn no cash incentive plan payments. In 2008, there were no cash incentive payment under the 2008 Cash Incentive Plan and there were no discretionary cash incentive payments, outside the Cash Incentive Plan, that were awarded by the board of directors to any employee, including the NEOs. As noted below under the “Summary Compensation Table,” Mr. Chestnutt was paid a bonus in January 2008 that related to the fiscal year ending December 31, 2007. Currently, no Annual Cash Incentive Plan has been established for 2009 until further consideration by the compensation committee.

Equity Incentive Plans (Stock Options)

Historically, we have offered equity incentive awards to create a long-term incentive and to reward the performance of our employees, including our NEOs, which improves the Company’s performance and increases stockholder value, thereby strengthening the mutual interests between NEOs and stockholders. By providing equity awards to our NEOs, they are not only rewarded for past performance but also have a long-term incentive to continue to promote the Company’s success. During the third quarter of 2008, we ceased issuing common stock option grants to all employees until management and the compensation committee can perform further analysis on the ability of the equity based incentive program to meet our compensation program objectives, which can then be considered by the compensation committee.

In the past, we have utilized stock options as the form of our equity incentives. We believe that stock options align employee incentives with the interests of our stockholders because options have value only if the value of our stock increases over time. The compensation committee has made discretionary stock option grants to NEOs of the Company, as recommended by the chief executive officer, based on a number of factors including each NEO’s individual performance; the importance of the individual’s talent and knowledge to the future success of the Company; and overall contribution to the Company’s success. The compensation committee also has granted equity awards to newly hired executive officers as a way of promoting long-term investment in the Company as the stock awards are earned over a period of time. Typically, the size of grants are set at a level that is deemed appropriate to create a meaningful opportunity for stock ownership based upon the NEO’s performance, position, potential for future responsibility and promotion, and overall expected contribution to the Company’s success. The compensation committee also considers other factors in determining the size of the grant such as the amount of unvested options held by the individual from prior grants, the length of time that the employee has been with the Company, the amount of other compensation earned by the NEO and the size of option grants held by other executive officers in comparable roles. The relative weight given to each of these factors varies from individual to individual. Peer group practices play a minimal role in the determination of individual awards.  We believe that equity awards are one component of an overall compensation package that is competitive with our peer group. However, the amounts of the awards are determined by internal factors only, such as performance and equity as compared to other executives.

Historically, stock option grants were triggered by new hire and at the time of internal promotion to a higher grade level associated with an increased grant award or at the discretion of the compensation committee for reward or retention purposes. All new hires were assigned a stock option grant amount based on their grade level at the time of hire. New hire stock option awards as well as stock option awards associated with an internal promotion are subject to board approval. The grant dates associated with all option grants is the date the option awards are approved by the board.

2000 Stock Incentive Plan Summary

On October 25, 2006, the board of directors of the Company approved and adopted the Grande Communications Holdings, Inc. Second Amended and Restated 2000 Stock Incentive Plan (the “2000 Stock Incentive Plan” or the “Plan”). The stockholders approved the 2000 Stock Incentive Plan at the annual stockholders meeting on December 6, 2006.

•
Administration. Our board of directors or a committee designated by the board of directors, such as the compensation committee (in either case, we refer to such body as the board of directors) administers the 2000 Stock Incentive Plan.

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

As of December 31, 2008, the number of shares that are reserved for issuance upon exercise of outstanding option agreements were 33.9 million shares of common stock that are not Executive Compensation Shares, 7.5 million shares of common stock that are Executive Compensation Shares and 23.2 million shares of Series H preferred stock (all shares of Series H preferred stock are Executive Compensation Shares). The weighted average exercise price of common stock options and Series H preferred stock options outstanding as of December 31, 2008 was $0.06 and $0.10, respectively, and all option exercise prices currently exceed the fair value of the underlying stock. As of December 31, 2008, the number of shares that remain available for future issuance under the 2000 Incentive Stock Plan were 34.2 million shares of common stock that are not Executive Compensation Shares, 4.5 million shares of common stock that are Executive Compensation Shares, and 6.8 million shares of Series H preferred stock.

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

•
Restricted Stock. Restricted stock may be granted under the 2000 Stock Incentive Plan and may be subject to vesting conditions that may be prescribed by the board of directors, including the satisfaction of corporate or individual performance objectives or continued service to the Company. In making an award of restricted stock, the board of directors will determine the restrictions that will apply, the period during which the award will be subject to such restrictions, and the price, if any, payable by a recipient. The restricted stock may not be sold, transferred, assigned, pledged or otherwise encumbered or disposed of during the restriction period or prior to the satisfaction of any other conditions prescribed by the board of directors. A recipient of a restricted stock award must purchase the restricted stock from the Company at a purchase price equal to the greater of the aggregate par value of the stock and at least 85% of the fair market value of the stock on the date of grant, or if the recipient owns more than 10% of our voting power, then the purchase price will be the greater of the aggregate par value of the stock and at least 100% of the fair market of the stock on the date of grant. The purchase price for the restricted stock shall be payable in cash or cash equivalents or, if the board of directors determines, payable in consideration for past services rendered to the Company. Unless the board of directors otherwise provides in an award agreement, holders of restricted stock shall have the right to vote such stock and to receive any dividends and distributions declared or paid with respect to such stock. Restricted stock is also subject to a right of first refusal of the Company that the Company may assign to any of its stockholders or affiliates. The right of first refusal will not apply to transfers of restricted stock that occurs as a result of the death of the participant, but will apply to the executor, administrator, personal representative, estate and legatees, beneficiaries and assigns. To date, we have not made any restricted stock grants under the Plan.

•
Vesting. Options and restricted stock awards vest as determined by the board of directors and as stated in the individual’s award agreement. Vesting is subject to a participant’s continued employment or service with the Company. Vesting of such options and restricted stock awards are subject to acceleration upon a Change of Control unless the board of directors exercises the right to cancel vested options or the award agreement provides otherwise. Generally, unless a specific award agreement provides otherwise, the options with respect to shares of stock that are not Executive Compensation Shares provide for a vesting of the total number of option shares over a four year period, commencing with vesting of 25% of the option shares on the first anniversary of the vesting start date, and an additional 25% for each of the three following anniversaries of that date. Generally, unless a specific award agreement provides otherwise, the options for Executive Compensation Shares and Series H preferred stock vest as follows: (i) 25% of the total option shares on the first anniversary of the vesting start date, (ii) 2.1% of the option shares on the last day of each of the first 35 months after such first anniversary, and (iii) 1.5% of the option shares on the last day of the 36th month after such first anniversary.

For newly hired employees, including NEOs, and newly elected directors, the vesting start date is based on the first day of employment or of service. In no case is the option grant date or exercise price backdated.

•
Other Terms Applicable to Options. Option agreements may contain other provisions that the board of directors determines are appropriate relating to when the options will become exercisable, the times at which and circumstances under which the options may be exercised and the methods by which the exercise price may be paid. Options that become exercisable will expire no later than ten years from the date the options were granted; however, in certain cases the Options will expire five years from the date they were granted (i.e., in the case of options granted to an employee who owns stock representing more than 10% of our voting power). Also, non-qualified options granted with respect to the right to purchase shares of Series H preferred stock include certain restrictions on the timing of when the options may be exercised. The exercise price is payable in cash or in cash equivalents and, for so long as the Company’s stock is not publicly traded, through a cashless exercise paid in Company stock held by the participant, provided that the option agreement does not prohibit cashless exercises. If the Company’s stock becomes publicly traded, then, to the extent permitted by the Company or as provided in an option agreement, a participant may pay the exercise price of an option as a cashless exercise in Company stock.

•
Adjustments Upon Changes in Capitalization, Recapitalization or Reorganization

The number of shares of stock subject to the 2000 Stock Incentive Plan (whether awarded or reserved but not awarded) as well as the price per share of stock subject to the 2000 Stock Incentive Plan (whether awarded or reserved but not awarded) is subject to adjustment in certain circumstances.

Reorganization in which the Company is the Surviving Entity and in which No change of Control Occurs. If the Company is the surviving entity in any reorganization, merger or consolidation of the Company with one or more other entities and in which no change of control occurs, any option granted under the 2000 Incentive Stock Option Plan, the number of shares of stock subject to an option granted prior to such reorganization, merger or consolidation will be adjusted to the number of shares that a holder of the number of shares of stock subject to the option would have been entitled immediately following such reorganization, merger or consolidation. The exercise price subject to an option granted prior to such reorganization, merger or consolidation would be proportionately adjusted so that the aggregate exercise price after such reorganization, merger or consolidation will be the same as the aggregate exercise price was prior to such reorganization, merger or consolidation.

•	Change of Control.

Acceleration of Vesting. In the event of a change of control, vesting will be accelerated under the restricted stock award agreements awarded under the 2000 Stock Incentive Plan, unless a particular award agreement provides otherwise. No restricted stock is outstanding as of December 31, 2008. In the event of a change of control, vesting will be accelerated under the option agreements awarded under the 2000 Stock Incentive Plan, unless (i) a particular option agreement provides otherwise or (ii) an express provision is made in writing in connection with the change of control that vesting will not be accelerated.

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

Some of the NEOs have option agreements for the purchase of shares of common stock that are not Executive Compensation Shares. For more information, see the tables of Outstanding Equity Awards at Fiscal Year End and Directors Outstanding Equity Awards at Year End.

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

•
Termination, Amendment or Suspension. The board of directors may terminate, amend or suspend the 2000 Stock Incentive Plan as to any shares of stock as to which grants have not been made at any time, subject to the stockholder approval required under applicable law. No termination, amendment or suspension of the 2000 Stock Incentive Plan may, without the consent of the participant, alter or impair the rights or obligations under any grant awarded prior to such termination, amendment or suspension.  However, the plan and each restricted stock award and option granted under the 2000 Stock Incentive Plan may be amended, modified or supplemented either with the participant’s consent for any reason or without the participant’s consent, as necessary or desirable, by the board of directors to cause the 2000 Stock Incentive Plan and all grants to satisfy Section 409A of the Internal Revenue Code of 1986, as amended, or other applicable law.

•	Regulatory Considerations:

Section 162(m). The 2000 Stock Incentive Plan is designed to meet the requirements of Section 162(m) of the Internal Revenue Code. Our intention is to structure compensation arrangements to maximize the Company’s available deductions consistent with Section 162(m) unless the compensation committee reasonably believes that the best interests of the Company and its stockholders will be served by structuring compensation for a given executive officer, or executive officers, differently. The maximum number of shares of capital stock that may be granted under an option under the 2000 Stock Incentive Plan in any fiscal year to an employee cannot exceed 82,000,000 shares of Common Stock and 30,000,000 shares of Series H preferred stock.

Nonqualified Deferred Compensation. On October 22, 2004, the American Jobs Creation Act of 2004 was signed into law and established Internal Revenue Code Section 409A ("Section 409A"), which changed the tax rules applicable to nonqualified deferred compensation, effective January 1, 2005. Any amendments or modifications to plans and agreements that were necessary for compliance with Section 409A or the final Treasury regulations issued thereunder were required to be performed by December 31, 2008.  We performed a review of all potentially affected plans and agreements for Section 409A compliance, and all amendments or modifications to these plans and agreements that we believed were necessary to ensure compliance were performed in a timely manner.  In addition, we believe that we operated in good faith compliance with the statutory provisions of Section 409A and the relevant regulations and other guidance relating to Section 409A that has been issued by the Department of Treasury and the Internal Revenue Service under the affected plans and agreements prior to the above-referenced amendments and modifications.

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

Retirement Savings Opportunity (401(k) Plan )

We maintain a 401(k) retirement and savings plan for all of our employees. The 401(k) plan is intended to qualify under section 401(k) of the Internal Revenue Code, so that contributions and the income earned on those contributions are not taxable to our employees until they make withdrawals from the plan. Subject to statutory limits, participants in the 401(k) plan may elect to contribute up to 100% of their current compensation. All of the contributions to the 401(k) plan made by our employees are fully vested at all times. Additionally during 2008, we offered a matching contribution of $0.50 per dollar contributed by the employee, up to a maximum of 6% of the employee’s salary. Employees earn vesting credits for these matching contribution based upon years of service at a rate of 33% per year, for the first three years of service. Benefits under the 401(k) plan are paid upon a participant’s retirement, death, disability or termination of employment, and are based on the amount of a participant’s contributions plus vested employer contributions, as adjusted for gains, losses and earnings. The 401(k) plan is comparable in all area of plan design to companies within our peer group.

Effective January 2009 until otherwise determined, we suspended matching employees’ contributions to the 401(k) plan, applicable to all employees, as part of a company wide cost reduction initiative.

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

Summary Compensation Table

The following table summarizes the compensation earned by our Chief Executive Officer, our Chief Financial Officer and by each of our three most highly compensated executive officers other than the Chief Executive Officer and Chief Financial Officer who were serving as executive officers at the end of our last fiscal year.

Name and Principal Position	Year	Salary	Bonus (1)	Option Awards (2)	All Other Compensation (3)	Total

Roy H. Chestnutt (4)	2008	$400,000	$88,000	$148,721	$12,111	$648,832
	2007	391,346	88,000	237,477	11,859	728,682
	2006	324,519	162,260	183,687	50,856	721,322

Michael Wilfley	2008	250,000	—	38,924	7,961	296,885
	2007	243,302	26,763	40,329	7,651	318,045
	2006	226,999	10,000	31,519	9,582	278,100

Walter K.L. “Scott” Ferguson, Jr.	2008	209,840	—	38,924	11,239	260,003
	2007	208,195	22,901	40,329	10,367	281,792
	2006	200,140	10,000	31,519	7,820	249,479

Kay Stroman	2008	169,770	—	18,883	10,037	198,690
	2007	165,614	12,752	18,804	10,271	207,441
	2006	151,984	10,000	12,180	9,804	183,968

Jared P. Benson	2008	202,682	—	8,230	11,024	221,936
	2007	213,000	—	8,142	11,311	232,453
	2006	198,000	—	1,628	10,887	210,515

Jeffrey A. Brennan (4)(5)	2008	130,145	—	17,102	89,181	236,428
	2007	199,017	15,324	27,951	9,493	251,785
	2006	131,250	8,033	16,124	39,747	195,154

_______________
(1)
Bonus column includes an accrued discretionary bonus for Mr. Chestnutt, which was paid by the Company in January 2008 but was related to the fiscal year 2007. Bonuses to all other NEOs during 2006 and 2007 were discretionary bonuses awarded by the board of directors and paid in 2006 and 2007. No discretionary bonus was awarded or accrued during fiscal year 2008 and no bonuses were paid under our Annual Cash Incentive Plan for any year presented.

(2)
Compensation cost for all option awards was based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Amounts reflected in this column is the compensation cost calculated under SFAS 123(R), which is amortized to compensation expense on a straight-line basis over the vesting period of the underlying stock option grants. See footnote No. 9, “Stockholder’s Equity” in the Notes to our Consolidated Financial Statements included in this annual report on Form 10-K for the valuation assumptions used in determining the fair value of option grants.

(3)
All Other Compensation includes severance, car allowance and 401(k) employer match. Effective in 2009 and until otherwise determined, we have suspended the car allowance for most employees, including the NEOs, as well as the 401(k) match, applicable to all employees of Grande, as part of a company wide cost reduction initiative. The following table presents the incremental cost of the components of All Other Compensation for the NEOs.

	Year	Other Annual Compensation
		Roy H. Chestnutt	Michael L. Wilfley	Walter K.L. “Scott” Ferguson, Jr.	Kay Stroman	Jared P. Benson	Jeffrey A. Brennan
Car Allowance	2008	$4,800	$4,800	$4,800	$4,800	$4,800	$3,139
401(k) match	2008	7,311	3,161	6,439	5,237	6,224	4,160
Severance	2008	—	—	—	—	—	81,882

Total Other Compensation	2008	$12,111	$7,961	$11,239	$10,037	$11,024	$89,181

Car Allowance	2007	$4,800	$4,800	$4,800	$4,800	$4,800	$4,800
401(k) match	2007	7,059	2,851	5,567	5,471	6,511	4,693

Total Other Compensation	2007	$11,859	$7,651	$10,367	$10,271	$11,311	$9,493

Car Allowance	2006	$4,154	$4,800	$4,800	$4,800	$4,800	$3,231
401(k) match	2006	—	4,782	3,020	5,004	6,087	4,160
Relocation	2006	22,031	—	—	—	—	13,400
Tax Reimbursements	2006	24,671	—	—	—	—	18,956

Total Other Compensation	2006	$50,856	$9,582	$7,820	$9,804	$10,887	$39,747

(4)	Mr. Chestnutt and Mr. Brennan joined Grande in February 2006 and April 2006, respectively; therefore, 2006 compensation included in this table represents a partial year.

(5)
Mr. Brennan’s position was eliminated and his separation from the Company occurred in August 2008. Pursuant to the Separation Agreement, Mr. Brennan will receive severance in the form of the continuation of his current base salary (i.e., $200,497) payable over the approximately 12-month period following the Separation Date, in 26 equal semi-monthly installments, less withholdings. The Separation Agreement further provides for a lump sum payment to Mr. Brennan in an amount equal to his cost of continuing the medical insurance coverage for him and his eligible dependents under COBRA for the 12-month period following the Separation Date (i.e. $11,529), less withholdings.

Grants of Plan-Based Awards

There were no grants of plan-based awards during the year ended December 31, 2008.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth certain information relating to outstanding equity awards to the NEOs as of December 31, 2008.

Named Executive Officer	Option Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable (1)	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price (2)	Option Expiration Date
Roy H. Chestnutt (3)	06/28/06	3,000,000	1,000,000	$0.10	06/28/16
Roy H. Chestnutt (4)	06/28/06	—	1,750,000	0.10	06/28/16
Roy H. Chestnutt (5)	06/28/06	—	1,750,000	0.10	06/28/16
Roy H. Chestnutt (6)	06/28/06	—	1,750,000	0.10	06/28/16
Roy H. Chestnutt (7)	06/28/06	—	1,750,000	0.10	06/28/16
Roy H. Chestnutt (8)	06/28/06	4,958,333	2,041,667	0.05	06/28/16

Michael L. Wilfley	06/13/00	1,000,000	—	0.05	06/13/10
Michael L. Wilfley	04/05/02	64,386	—	0.05	04/05/12
Michael L. Wilfley	05/07/02	200,000	—	0.05	05/07/12
Michael L. Wilfley	02/25/03	55,287	—	0.05	02/25/13
Michael L. Wilfley	05/20/03	250,000	—	0.05	05/20/13
Michael L. Wilfley	12/09/03	1,600,000	—	0.05	12/09/13
Michael L. Wilfley	02/09/04	104,925	—	0.05	02/09/14
Michael L. Wilfley	02/15/05	158,265	52,756	0.05	02/15/15
Michael L. Wilfley (9)	06/28/06	1,593,750	656,250	0.10	06/28/16
Michael L. Wilfley (10)	05/02/07	79,166	120,834	0.10	05/02/17

Walter K.L. “Scott” Ferguson, Jr.	04/04/00	500,000	—	0.05	04/04/10
Walter K.L. “Scott” Ferguson, Jr.	12/05/00	100,000	—	0.05	12/05/10
Walter K.L. “Scott” Ferguson, Jr.	04/05/02	52,582	—	0.05	04/05/12
Walter K.L. “Scott” Ferguson, Jr.	05/07/02	250,000	—	0.05	05/07/12
Walter K.L. “Scott” Ferguson, Jr.	02/25/03	52,531	—	0.05	02/25/13
Walter K.L. “Scott” Ferguson, Jr.	05/20/03	250,000	—	0.05	05/20/13
Walter K.L. “Scott” Ferguson, Jr.	12/09/03	1,200,000	—	0.05	12/09/13
Walter K.L. “Scott” Ferguson, Jr. (9)	06/28/06	1,593,750	656,250	0.10	06/28/16
Walter K.L. “Scott” Ferguson, Jr. (10)	05/02/07	79,166	120,834	0.10	05/02/17

Kay Stroman	08/30/00	50,000	—	0.05	08/30/10
Kay Stroman	04/17/01	50,000	—	0.05	04/17/11
Kay Stroman	10/30/01	100,000	—	0.05	10/30/11
Kay Stroman	04/05/02	28,845	—	0.05	04/05/12
Kay Stroman	05/07/02	75,000	—	0.05	05/07/12
Kay Stroman	02/25/03	15,760	—	0.05	02/25/13
Kay Stroman	05/20/03	15,000	—	0.05	05/20/13
Kay Stroman	12/09/03	235,000	—	0.05	12/09/13
Kay Stroman	02/09/04	44,557	—	0.05	02/09/14
Kay Stroman	02/15/05	52,132	17,378	0.05	02/15/15
Kay Stroman (9)	06/28/06	708,333	291,667	0.10	06/28/16
Kay Stroman (10)	05/02/07	79,166	120,834	0.10	05/02/17

Jared Benson	06/13/00	100,000	—	0.05	06/13/10
Jared Benson	04/17/01	400,000	—	0.05	04/17/11
Jared Benson	04/05/02	38,925	—	0.05	04/05/12
Jared Benson	05/07/02	30,000	—	0.05	05/07/12
Jared Benson	02/25/03	19,768	—	0.05	02/25/13
Jared Benson	05/20/03	15,000	—	0.05	05/20/13
Jared Benson	12/09/03	100,000	—	0.05	12/09/13
Jared Benson	02/15/05	36,750	12,250	0.05	02/15/15
Jared Benson (11)	10/25/06	270,833	229,167	0.10	10/25/16

_______________
(1)	Unless otherwise noted, all stock option grants vest ratably over a four-year term from the Option Grant Date.

(2)	All options shown in the above table granted before May 3, 2006 were repriced to $0.05 per share on May 3, 2006.

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

Option Exercises

There were no options exercised by any of the NEOs or directors during the year ended December 31, 2008.

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

The following table sets forth the compensation paid to our directors in 2008. The directors named are the only directors who received compensation during 2008.

Name	Year	Fees Earned or Paid in Cash (1)	Option Awards (2)	Total Compensation
Richard W. Orchard	2008	20,000	3,505	23,505
Lawrence M. Schmeltekopf	2008	18,333	3,505	21,838

_______________
(1)
Mr. Orchard received monthly compensation of $1,666 for his service as a director. Mr. Schmeltekopf received monthly compensation of $1,666 for his service as Chairman of the audit committee until the end of his term in January 2009. Directors are reimbursed for their reasonable out-of-pocket expenses incurred in attending meetings. Other directors do not receive cash compensation for serving on the board of directors or any of its committees.

(2)
Compensation cost for all option awards was based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Amounts reflected in this column is the compensation cost calculated under SFAS 123(R), which is amortized to compensation expense on a straight-line basis over the vesting period of the underlying stock option grants. See footnote No. 9, “Stockholder’s Equity” in the Notes to our Consolidated Financial Statements included in this annual report on Form 10-K for the valuation assumptions used in determining the fair value of option grants.

Grant of Plan Based Awards to Directors

No options were granted to board members during the year ended December 31, 2008.

Directors Outstanding Equity Awards at Year End

The following table sets forth certain information relating to outstanding equity awards to directors as of December 31, 2008.

Name and Principal Position	Option Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price	Option Expiration Date
Richard W. Orchard (1)	10/25/06	108,333	91,667	0.10	10/25/16
Richard W. Orchard (2)	10/25/06	150,000	150,000	0.05	10/25/16

Lawrence M. Schmeltekopf (3)	10/25/06	141,666	58,334	0.10	06/28/16
Lawrence M. Schmeltekopf (3)	06/28/06	150,000	150,000	0.05	06/28/16

_______________
(1)
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

(2)	Common stock options (not Executive Compensation Shares) vest 25% on October 25, 2007, 25% on October 25, 2008, 25% on October 25, 2009 and 25% on October 25, 2010.

(3)
Subsequent to the end of his term in January 2009, Mr. Schmeltekopf’s vested common stock options and Series H Preferred Stock Options are only exercisable within the period beginning on the service termination date and ending on the 90th day after the service termination date.

Employment Agreements, Severance Benefits and Change in Control Provisions

Employment Agreements

Roy H. Chestnutt entered an employment agreement (the “Chestnutt Agreement”) with Grande Communications Networks, Inc. (“Networks”) on December 31, 2005 with an effective date of January 26, 2006. Under the terms of the Employment Agreement, Mr. Chestnutt’s employment with Networks is at will. Mr. Chestnutt will be paid his current base salary of $400,000 per annum with such increases as may be determined by the board of directors, and Mr. Chestnutt is eligible to earn an annual bonus during each fiscal year during which he remains an executive employee of Networks of 100% of his then current base salary if the written annual performance goals adopted by both the board of directors and Mr. Chestnutt are achieved for that fiscal year. If only certain of the annual goals are achieved or if the annual goals are achieved only in part, then any bonus will be at the sole discretion of the board of directors. The Chestnutt Agreement provided that Mr. Chestnutt would receive an annual bonus for 2006 of at least 50% of the salary he earned in 2006, regardless of whether the annual goals were achieved for that year. The Chestnutt Agreement also provided for the reimbursement of relocation expenses incurred by Mr. Chestnutt. On June 28, 2006, Mr. Chestnutt and Networks entered into an Amendment (the “Amendment”) to the Chestnutt Agreement, whereby, among other things, Networks agreed to grant new stock options to Mr. Chestnutt that were in lieu of the stock options that Networks previously agreed to grant to Mr. Chestnutt under the Chestnutt Agreement. The options that were described in the Chestnutt Agreement could not be granted to Mr. Chestnutt under the 2000 Stock Incentive Plan because at that time, shares of common stock designated as Executive Compensation Shares and shares of Series H preferred stock could not be granted under such Plan. The board of directors amended the 2000 Stock Incentive Plan to comply with Section 409A of the Internal Revenue Code of 1986, as amended, and to add the Series H preferred stock and Executive Compensation Shares to the shares available for issuance under such Plan. The options that were granted to Mr. Chestnutt pursuant to the Amendment were issued at the same exercise price and were with regard to the right to purchase the same number and class of shares as had been described in the Chestnutt Agreement.

The Chestnutt Agreement, as amended to date, also provides certain benefits payable upon the occurrence of the following triggering events:

•
If Networks terminates the Chestnutt Agreement without cause or Mr. Chestnutt terminates the Chestnutt Agreement for good reason upon 60 days prior written notice, then Networks must pay Mr. Chestnutt severance in the amount of twelve months salary at his then current base salary and Networks will continue Mr. Chestnutt’s then current insurance and health care coverage until the first anniversary of the date of such termination, provided that Networks may cease providing such insurance and health care coverage at an earlier date if Mr. Chestnutt receives equivalent benefits from his next full time employer. Payment of the severance amount will be made by Networks in equal monthly installments over 12 months. To the extent this severance pay exceeds certain amounts, as set forth in applicable Treasury Regulations, the excess amount of severance pay will not begin sooner than 6 months following the employment termination date.  The payment of the severance is conditioned upon Mr. Chestnutt’s delivery to Networks of a release of claims in a form satisfactory to the board of directors. The Chestnutt Agreement defines “cause” as (i) the commission by Mr. Chestnutt of a felony or a crime involving moral turpitude or the commission of any other act involving dishonesty, disloyalty or fraud, (ii) conduct by Mr. Chestnutt tending to bring Networks into substantial public disgrace or disrepute, (iii) the failure by Mr. Chestnutt to cure within 30 days of notice of his failure to perform in any material respect his obligations under the Chestnutt Agreement or the reasonable directives of the board of directors, (iv) gross negligence or willful misconduct of Mr. Chestnutt in providing the services required by the Chestnutt Agreement or (v) the habitual use of alcohol or drugs. The Chestnutt Agreement defines “good reason termination” as any of the following actions by the board of directors: (i) material diminishment of Mr. Chestnutt’s duties and responsibilities; (ii) material relocation of the office where Mr. Chestnutt is to work to an area outside of the Austin/San Antonio corridor, Texas; (iii) removal of Mr. Chestnutt from the board of directors without cause; (iv) stripping Mr. Chestnutt of the title of Chief Executive Officer without cause, provided such action either causes Mr. Chestnutt to report to someone other than the board or directors or materially reduces the budget over which he has control; or (v) material reduction of Mr. Chestnutt’s base salary without cause. A termination will only be considered a “good reason termination” if Mr. Chestnutt provides the board of directors with written notice of an event giving rise to such termination within 90 days of its occurrence, the board  of directors fails to remedy the event within 30 days of such notice, and Mr. Chestnutt provides 60 days notice of his intent to terminate the contract (such notice provided no later than 1 year following the occurrence of the event).

•
In the event of a voluntary termination by Mr. Chestnutt upon 60 days written notice, Mr. Chestnutt will be entitled to the amount of base pay accrued and unpaid through the effective date of termination.

Walter K.L. “Scott” Ferguson, Jr. entered into an Employment Agreement (the “Ferguson Agreement”) with Networks on June 28, 2006. Under the terms of the Ferguson Agreement, as amended to date, Mr. Ferguson’s employment is at will. Networks will pay Mr. Ferguson his current bi-weekly salary of $8,070.77 (annualized equates to $209,840) with such increases from time to time as may be determined by the Chief Executive Officer and an annual incentive bonus each fiscal year equal to 50% of his annual salary if annual performance goals adopted by both Mr. Ferguson and the Chief Executive Officer are met for that fiscal year. If only certain or a portion of the annual goals are met during a fiscal year, Mr. Ferguson may earn a bonus in an amount determined by and at the discretion of the Chief Executive Officer and approved by the board of directors. Additional bonuses may be awarded to Mr. Ferguson based on achievement of the Company’s objectives with such bonuses being at the sole discretion of the board of directors. In addition, the Ferguson Agreement also provided for the grant of options to acquire shares of Series H preferred stock. The Ferguson Agreement also provides certain benefits payable upon the occurrence of the following triggering events:

•
If Networks terminates the Ferguson Agreement without cause or Mr. Ferguson terminates the Ferguson Agreement for good reason upon 60 days prior written notice, Networks must (i) pay Mr. Ferguson severance in the amount equal to his then current bi-weekly base salary multiplied by 26, provided that if Mr. Ferguson receives any W-2 wages (during the severance period of 52 weeks) as an employee of an employer other than Networks, then the amount of any severance pay payable to Mr. Ferguson by Networks shall be reduced by an amount equal to such wages, and (ii) continue Mr. Ferguson’s then current insurance and health care coverage until the first anniversary of the date of such termination, provided that Networks may cease providing such insurance and health care coverage at an earlier date if Mr. Ferguson receives equivalent benefits from his next full time employer. Payment of the severance amount will be made by Networks in equal bi-weekly installments over 52 weeks. To the extent this severance pay exceeds certain amounts, as set forth in applicable Treasury Regulations, the excess amount of severance pay will not begin sooner than 6 months following the employment termination date.  The payment of the severance is conditioned upon Mr. Ferguson’s delivery to Networks of a release of claims in a form satisfactory to the board of directors. The Ferguson Agreement defines “cause” as (i) the commission by Mr. Ferguson of a felony or a crime involving moral turpitude or the commission of any other act involving dishonesty, disloyalty or fraud, (ii) conduct by Mr. Ferguson tending to bring Networks into substantial public disgrace or disrepute, (iii) the failure by Mr. Ferguson to cure within 30 days of notice of his failure to perform in any material respect his obligations under the Ferguson Agreement, his obligations under the Employee Confidentiality Information and Invention Assignment Agreement between Mr. Ferguson and Networks dated as of May 23, 2000, or the reasonable directives of the Chief Executive Officer or the board of directors, (iv) gross negligence or willful misconduct of Mr. Ferguson in providing the services required by the Ferguson Agreement or (v) any substance abuse of Mr. Ferguson in any manner interferes with the performance of his duties under the Ferguson Agreement. The Ferguson Agreement defines “good reason termination” as any of the following actions by Networks: (i) material diminishment of Mr. Ferguson’s duties and responsibilities; (ii) material relocation of the office where Mr. Ferguson is to work to an area outside of the Austin/San Antonio corridor, Texas; (iii) stripping Mr. Ferguson of the title of Chief Operating Officer without cause, provided such action either materially changes the authority, duties and responsibilities of the supervisor to which he reports or materially decreases the budget over which he has control; or (v) material reduction of Mr. Ferguson’s base salary without cause. A termination will only be considered a “good reason termination” if Mr. Ferguson provides Networks with written notice of an event giving rise to such termination within 90 days of its occurrence, Networks fails to remedy the event within 30 days of such notice, and Mr. Ferguson provides 60 days notice of his intent to terminate the contract (such notice provided no later than 1 year following the occurrence of the event).

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

Michael Wilfley entered into an Employment Agreement (the “Wilfley Agreement”) with Networks on June 28, 2006. Under the terms of the Wilfley Agreement, as amended to date, Mr. Wilfley’s employment is at will. Networks will pay Mr. Wilfley his current bi-weekly salary of $9,615.38 (annualized equates to $250,000) and an annual bonus each fiscal year equal to 50% of his annual salary if annual performance goals adopted by both Mr. Wilfley and the Chief Executive Officer are met for that fiscal year. If only certain or a portion of the annual goals are met during a fiscal year, Mr. Wilfley may earn a bonus in an amount determined by and at the discretion of the Chief Executive Officer and approved by the board of directors. Additional bonuses may be awarded to Mr. Wilfley based on achievement of Networks’ objectives with such bonuses being at the sole discretion of the board of directors. In addition, the Wilfley Agreement provided for the grant of options to acquire shares of Series H preferred stock. The Wilfley Agreement also provides certain benefits payable upon the occurrence of the following triggering events:

•
If Networks terminates the Wilfley Agreement without cause or Mr. Wilfley terminates the Wilfley Agreement for good reason upon 60 days prior written notice, then Networks must (i) pay Mr. Wilfley severance in the amount equal to his then current bi-weekly base salary multiplied by 26, provided that if Mr. Wilfley receives any W-2 wages (during the severance period of 52 weeks) as an employee of an employer other than Networks, then the amount of any severance pay payable to Mr. Wilfley by Networks shall be reduced by an amount equal to such wages, and (ii) continue Mr. Wilfley’s then current insurance and health care coverage until the first anniversary of the date of such termination, provided that Networks may cease providing such insurance and health care coverage at an earlier date if Mr. Wilfley receives equivalent benefits from his next full time employer. Payment of the severance amount will be made by Networks in equal bi-weekly installments over 52 weeks. To the extent this severance pay exceeds certain amounts, as set forth in applicable Treasury Regulations, the excess amount of severance pay will not begin sooner than 6 months following the employment termination date.  The payment of the severance is conditioned upon Mr. Wilfley’s delivery to Networks of a release of claims in a form satisfactory to the board of directors. The Wilfley Agreement defines “cause” as (i) the commission by Mr. Wilfley of a felony or a crime involving moral turpitude or the commission of any other act involving dishonesty, disloyalty or fraud, (ii) conduct by Mr. Wilfley tending to bring Networks into substantial public disgrace or disrepute, (iii) the failure by Mr. Wilfley to cure within 30 days of notice of his failure to perform in any material respect his obligations under the Wilfley Agreement, his obligations under the Employee Confidentiality Information and Invention Assignment Agreement between Mr. Wilfley and Networks dated as of July 12, 2000, or the reasonable directives of the Chief Executive Officer or the board of directors, (iv) gross negligence or willful misconduct of Mr. Wilfley in providing the services required by the Wilfley Agreement or (v) any substance abuse of Mr. Wilfley in any manner interferes with the performance of his duties under the Wilfley Agreement. The Wilfley Agreement defines “good reason termination” as any of the following actions by Networks: (i) material diminishment of Mr. Wilfley’s duties and responsibilities; (ii) material relocation of the office where Mr. Wilfley is to work to an area outside of the Austin/San Antonio corridor, Texas; (iii) stripping Mr. Wilfley of the title of Chief Financial Officer without cause, provided such action either materially changes the authority, duties and responsibilities of the supervisor to which he reports or materially decreases the budget over which he has control; or (v) material reduction of Mr. Wilfley’s base salary without cause. A termination will only be considered a “good reason termination” if Mr. Wilfley provides Networks with written notice of an event giving rise to such termination within 90 days of its occurrence, Networks fails to remedy the event within 30 days of such notice, and Mr. Wilfley provides 60 days notice of his intent to terminate the contract (such notice provided no later than 1 year following the occurrence of the event).

•
In the event of a “voluntary termination” by Mr. Wilfley upon 60 days written notice, Mr. Wilfley will be entitled to the amount of base pay accrued and unpaid through the effective date of termination.

Severance Benefits

Severance Practices: Our severance policy for reductions in force or job elimination relating to our employees at a job grade defined as vice president and above, states that when determining the number of weeks that will be paid severance, subject to certain restrictive covenants described below, past precedent shall apply where service to the Company is greater than 1 year, not to exceed twelve months, except for severance contemplated in the employment agreements described above. This is the Company’s current policy and is subject to change. If our severance policy changes, we would have no further obligation to pay severance to our employees at a job grade defined as vice president and above, unless it is covered in a written agreement. Severance payments are generally payable on a bi-weekly basis in equal installments over the severance period.

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

Potential Payments upon Termination or Change in Control

The following table sets forth the estimated benefits that would have been payable to our NEOs as of December 31, 2008 if an event triggering a termination without cause by the Company or for good reason by the NEO or a change in control had occurred on that date.  For the NEOs that do not have an employment agreement, the estimated benefits shown below are in the case of a reduction in force or job elimination, see further discussion under “Severance Practices” above for our severance policy. In determining the benefits payable upon certain terminations of employment, we have assumed in all cases that the NEO does not become employed by a new employer or return to work for us.

Name (1) (2)	Severance	Continued Medical Benefits (3)	Total Value
Roy H. Chestnutt (4)	$400,000	$16,720	$416,720
Michael L. Wilfley (4)	250,000	16,720	266,720
Walter K.L. “Scott” Ferguson, Jr. (4)	209,840	16,720	226,560
Kay Stroman (5)	169,770	9,801	179,571
Jared P. Benson (5).	174,000	5,765	179,765

_______________
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

(2)
As of December 31, 2008, the exercise price for all stock options held by the NEOs exceeded the estimated fair market value attributed to the common and Series H preferred stock options at such date; therefore, no value has been placed on the options in the table above. Vesting of stock options upon a change of control (as defined in the option agreements) would be governed under the terms of the 2000 Stock Incentive Plan. Under the terms of the 2000 Stock Incentive Plan, the Company may repurchase any shares acquired by exercise of such stock options if the NEO’s employment is terminated, at a purchase price equal to the fair market value for such shares, as determined by the board of directors of the Company. See “Change in Control Provisions” above.

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

(5)
Ms. Stroman and Mr. Benson do not have an employment agreement with the Company, therefore, severance and continued medical benefits is estimated based upon the Company’s historical practices for NEO severance. See “Severance Practices” above. Upon a change in control, other than accelerated vesting of stock options, and a voluntary termination or a termination by the Company for cause, Ms. Stroman and Mr. Benson are not entitled to any other benefits, other than benefits accrued but unpaid.

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

As of February 28, 2009, our outstanding capital stock consisted of 12,784,072 shares of common stock, 232,617,838 shares of Series A preferred stock, 20,833,333 shares of Series B preferred stock, 17,005,191 shares of Series C preferred stock, 114,698,442 shares of Series D preferred stock, 7,999,099 shares of Series E preferred stock, 11,758,278 shares of Series F preferred stock and 34,615,330 shares of Series G preferred stock. The total number of votes that could have been cast as of such date equaled 452,311,583. The Company has authorized 30,000,000 shares of Series H Preferred Stock, of which no shares are issued or outstanding.   As of February 28, 2009, there were 152,107,016 outstanding warrants to purchase common stock, all exerciseable as of such date at a weighted average exercise price of $0.01, 33,414,853 outstanding options to purchase common stock, exercisable within 60 days at a weighted average exercise price of $0.07 and 13,362,494 outstanding options to purchase shares of Series H Preferred Stock, exercisable within 60 days at a weighted average exercise price of $0.10.

Principal Stockholders

The following table presents, as of February 28, 2009, information based upon our records and, to the extent described in the footnotes following the table, disclosures provided by representatives of the applicable holders, regarding each person known to us to be the beneficial owner of more than 5% of any class of our voting stock:

	Common Stock		Preferred Stock
Name (1)	Number of Shares Beneficially Owned	Beneficial Ownership Percentage (2)	Number of Shares Beneficially Owned	Beneficial Ownership Percentage (2)	Total Voting Power (3)
Whitney & Co. affiliated funds (the “Whitney Funds”)(4)	105,660,232	89.21%	72,178,132	16.42%	21.75%
Centennial Holdings VI, LLC (5)	79,920,563	86.21%	53,564,579	12.19%	16.70%
Centennial Holdings V, L.P. (5)	20,101,025	61.13%	13,472,165	3.07%	4.38%
Centennial Holdings I, LLC (5)	1,507,853	10.55%	1,010,597	*	*
Austin Ventures VII, L.P. (6)	30,996,152	70.80%	23,570,796	5.36%	6.74%
HarbourVest Partners VI-Direct Fund, L.P. (7)	30,652,654	70.57%	23,309,586	5.30%	6.67%
Alta Communications (8)	30,650,514	70.57%	23,309,158	5.30%	6.67%
CIBC (9)	28,244,166	68.84%	21,478,074	4.89%	6.15%
Trinity Ventures (10)	22,989,490	64.26%	17,482,190	3.98%	5.02%
Reliant Energy Broadband, Inc. (11)	22,368,560	63.63%	22,368,560	5.09%	4.95%
Nautic Funds (12)	22,087,122	63.34%	22,087,122	5.03%	4.88%
BancBoston Ventures, Inc. (13)	20,581,010	61.68%	15,650,678	3.56%	4.50%
Prime VIII, L.P. (14)	17,891,342	58.32%	12,740,246	2.90%	3.91%
South Atlantic Private Equity Funds (15)	15,758,220	55.21%	11,983,224	2.73%	3.46%
Lightspeed (16)	15,326,320	54.52%	11,654,792	2.65%	3.36%
Opus Capital (17)	15,326,308	54.52%	11,654,788	2.65%	3.36%
Knology (18)	14,237,464	53.68%	10,446,556	2.38%	3.12%
Kinetic Ventures (19)	12,872,952	50.17%	9,789,144	2.23%	2.83%
Toronto Dominion Investments, Inc. (20)	10,736,909	45.65%	10,736,909	2.44%	2.37%
GPSF Securities Inc. (21)	9,200,806	41.85%	6,996,686	1.59%	2.02%
PNC Equity (22)	8,404,687	39.67%	6,391,287	1.45%	1.85%
Private Equity Investment Fund IV, L.P. (23)	8,084,586	38.74%	6,147,866	1.40%	1.78%
William E. Morrow (24)	5,715,402	36.52%	45,119	*	1.26%
Norwest Equity Partners VII, L.P. (25)	5,254,681	29.13%	3,995,885	*	1.16%
Morgan Stanley Dean Witter (26)	5,000,000	28.12%	5,000,000	1.14%	1.11%
Dupont/Conoco Private Market Group Trust (27)	4,463,039	25.88%	4,463,039	1.02%	*
Martha E. Smiley (28)	3,856,756	24.67%	145,683	*	*
Tipton Ross (29)	2,362,002	17.55%	514,822	*	*
Boeing Co. Employee Retirement Plans Master Trust (30)	2,231,519	14.86%	2,231,519	*	*
Jerry L. James (31)	1,844,250	14.38%	33,650	*	*
James M. Hoak, Jr. (32)	1,730,551	11.92%	1,358,751	*	*
J Lyn Findley (33)	1,727,298	11.90%	770,833	*	*
Convergent Investors V, L.L.C. (34)	1,532,630	10.71%	1,165,478	*	*
Mark Machen (35)	1,511,401	10.57%	770,833	*	*
HC Crown Corporation (36)	1,338,911	9.48%	1,338,911	*	*
Brady Adams (37)	1,202,254	8.61%	770,833	*	*
Robert W. Hughes (38)	1,120,059	8.11%	775,699	*	*
John M. Saenz (39)	1,100,000	8.41%	300,000	*	*
Douglas T. Brannagan (40)	924,684	6.75%	385,416	*	*
Citicorp North America, Inc. (41)	892,608	6.53%	892,608	*	*
SKA Management, Inc. (42)	750,000	5.87%	—	—	*
Joe C. Ross (43)	735,685	5.74%	27,137	*	*

_______________
*	Less than 1%.

(1)	The address of all principal stockholders is c/o Grande Communications Holdings, Inc., 401 Carlson Circle, San Marcos, Texas 78666.

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

(4)	Includes the following shares:

	Series A Shares	Series C Shares	Series D Shares	Series E Shares	Series F Shares	Series G Shares	Common Stock Warrants
J.H. Whitney IV, L.P.	32,000,000	1,315,178	13,078,716	1,199,067	1,489,837	6,438,869	25,755,476
J.H. Whitney III, L.P.	—	—	12,775,028	1,171,224	436,569	1,886,793	7,547,172
Whitney Strategic Partners III, L.P.	—	—	303,687	27,842	10,459	44,863	179,452

(5)	Based upon our records and information provided by representatives of the various Centennial Ventures funds: The following shares are beneficially owned by Centennial Holdings VI, LLC:

	Series A Shares	Series C Shares	Series D Shares	Series E Shares	Series F Shares	Series G Shares	Common Stock Warrants
Centennial Fund VI, L.P.	26,391,856	1,426,107	12,163,206	1,115,132	1,213,042	5,934,491	23,737,964
Centennial Strategic Partners VI, L.P.	2,375,267	85,567	915,510	83,934	84,913	497,263	1,989,052
Centennial Entrepreneurs Fund VI, L.P.	684,932	42,783	326,967	29,976	36,391	157,242	628,968

The following shares are beneficially owned by Centennial Holdings V, L.P.:

	Series A Shares	Series C Shares	Series D Shares	Series E Shares	Series F Shares	Series G Shares	Common Stock Warrants
CEF-V Liquidating Trust	—	—	328,547	12,390	13,586	49,726	198,904
CV Liquidating Trust	—	—	10,620,713	400,431	439,283	1,607,489	6,429,956

The following shares are beneficially owned by Centennial Holdings I, LLC:

	Series A Shares	Series C Shares	Series D Shares	Series E Shares	Series F Shares	Series G Shares	Common Stock Warrants
Centennial Holdings I, LLC	547,945	28,522	261,574	23,981	24,261	124,314	497,256

Centennial Holdings VI, LLC (“Holdings VI”) is the general partner of each of Centennial Fund VI, L.P. and Centennial Entrepreneurs Fund VI, L.P., and is the managing member of CSP VI Management, LLC (“Strategic Management”), which is the general partner of Centennial Strategic Partners VI, L.P. (“Strategic Partners”).  Accordingly, Holdings VI may be deemed to share beneficial ownership of all of the shares and warrants to purchase shares of capital stock of the issuer beneficially owned directly by them, and Strategic Management may be deemed to share beneficial ownership of the shares and warrants to purchase shares of capital stock of the issuer beneficially owned directly by Strategic Partners.  Centennial Holdings V, L.P. (“Holdings V”) is the sole trustee of each of CEF-V Liquidating Trust and CV Liquidating Trust. Accordingly, Holdings V may be deemed to share beneficial ownership of such shares and warrants to purchase shares of capital stock of the issuer.  See footnote (10) to the Directors and Executive Officers beneficial ownership table below for a discussion of the relationships of Messrs. Butler and Hull to the Centennial Venture funds.

(6)	Includes the following shares:

	Series A Shares	Series C Shares	Series F Shares	Series G Shares	Common Stock Warrants
Austin Ventures VII, L.P.	20,000,000	1,055,320	659,137	1,856,339	7,425,356

(7)	Includes the following shares:

	Series A Shares	Series C Shares	Series F Shares	Series G Shares	Common Stock Warrants
HarbourVest Partners VI-Direct Fund, L.P.	20,000,000	821,986	651,833	1,835,767	7,343,068

(8)	Includes the following shares:

	Series A Shares	Series C Shares	Series F Shares	Series G Shares	Common Stock Warrants
Alta Communications VIII, L.P.	18,648,405	766,628	607,934	1,711,735	6,846,940
Alta Communications VIII-B, L.P.	1,038,238	42,682	33,847	95,300	381,200
Alta VIII Associates, LLC	5,000	—	—	—	—
Alta Comm VIII S by S, LLC	308,357	12,676	10,052	28,304	113,216

(9)	Includes the following shares:

	Series A Shares	Series C Shares	Series D Shares	Series E Shares	Series F Shares	Series G Shares	Common Stock Warrants
CIBC WMV, Inc.	11,250,000	616,490	—	—	—	—	—
CIBC WMC, Inc.	—	—	3,269,679	299,766	600,616	1,370,941	5,483,764
CIBC Employee Private Equity Fund Partners	3,750,000	—	—	—	—	320,582	1,282,328

(10)	Includes the following shares:

	Series A Shares	Series C Shares	Series F Shares	Series G Shares	Common Stock Warrants
Trinity Ventures VII, L.P.	14,260,593	586,101	466,876	1,314,868	5,259,472
Trinity VII Side-By-Side Fund, L.P.	739,407	30,389	21,999	61,957	247,828

(11)	Includes the following shares:

	Series B Shares	Series C Shares	Series F Shares
Reliant Energy Broadband, Inc.	20,833,333	856,235	678,992

(12)	Includes the following shares:

	Series D Shares	Series E Shares	Series F Shares
Chisholm Partners IV, L.P.	10,466,243	959,553	357,685
Fleet Venture Resources, Inc.	6,179,693	566,559	211,191
Fleet Equity Partners VI, L.P.	2,648,440	242,811	90,511
Kennedy Plaza Partners II, LLC	323,698	29,676	11,062

(13)	Includes the following shares:

	Series A Shares	Series C Shares	Series D Shares	Series E Shares	Series F Shares	Series G Shares	Common Stock Warrants
BancBoston Ventures, Inc.	10,000,000	410,993	3,269,679	299,766	437,657	1,232,583	4,930,332

(14)	Includes the following shares:

	Series A Shares	Series C Shares	Series D Shares	Series E Shares	Series F Shares	Series G Shares	Common Stock Warrants
Prime VIII, L.P.	5,000,000	205,497	5,697,566	201,772	347,637	1,287,774	5,151,096

See footnote (13) to the Directors and Executive Officers beneficial ownership table below for a discussion of the relationship of Mr. Butler to Prime VIII, L.P.

(15)	Includes the following shares:

	Series A Shares	Series C Shares	Series D Shares	Series E Shares	Series F Shares	Series G Shares	Common Stock Warrants
South Atlantic Private Equity Fund IV (QP), LP	2,715,000	119,188	3,033,530	88,300	194,359	547,374	2,189,496
South Atlantic Private Equity Fund IV, LP	2,285,000	86,309	2,263,577	113,470	140,742	396,375	1,585,500

(16)	Includes the following shares:

	Series A Shares	Series C Shares	Series F Shares	Series G Shares	Common Stock Warrants
Lightspeed Venture Partners VI-A, L.P.	65,900	2,708	2,148	6,049	24,196
Lightspeed Venture Partners VI, L.P.	8,797,500	361,572	286,726	807,507	3,230,028
Lightspeed Venture Partners VI Cayman, L.P.	788,000	32,386	25,682	72,329	289,316
Lightspeed Venture Partners Entrepreneur VI-A, L.P.	40,900	1,681	1,333	3,754	15,016
Lightspeed Venture Partners Entrepreneur VI, L.P.	307,700	12,646	10,028	28,243	112,972

(17)	Includes the following shares:

	Series A Shares	Series C Shares	Series F Shares	Series G Shares	Common Stock Warrants
WPG Information Sciences Entrepreneur Fund II-A, L.L.C.	111,000	4,562	3,618	10,188	40,752
WPG Information Sciences Entrepreneur Fund II, L.L.C.	180,000	7,398	5,866	16,521	66,084
Weiss, Peck & Greer Venture Associates V-A, L.L.C.	67,000	2,754	2,184	6,149	24,596
Weiss, Peck & Greer Venture Associates V, L.L.C.	8,000,000	328,794	260,733	734,306	2,937,224
Weiss, Peck & Greer Venture Associates V Cayman, L.P.	1,641,999	67,485	53,515	150,716	602,864

(18)	Includes the following shares:

	Common Stock	Series D Shares	Series E Shares	Series G Shares	Common Stock Warrants
Knology Holdings, Inc.	500,000	4,219,676	51,889	365,170	1,460,680
Valley Telephone, Inc.	—	5,150,492	201,772	457,557	1,830,228

(19)	Includes the following shares:

	Series A Shares	Series C Shares	Series D Shares	Series E Shares	Series F Shares	Series G Shares	Common Stock Warrants
Kinetic Ventures VI, LLC	3,000,000	123,298	2,387,167	110,685	175,970	495,587	1,982,348
Kinetic Ventures VII, LLC	3,000,000	123,298	—	—	97,774	275,365	1,101,460

(20)	Includes the following shares:

	Series A Shares	Series C Shares	Series F Shares
Toronto Dominion Investments, Inc.	10,000,000	410,993	325,916

(21)	Includes the following shares:

	Series C Shares	Series F Shares	Series G Shares	Common Stock Warrants
GPSF Securities Inc.	6,250,000	195,656	551,030	2,204,120

(22)	Includes the following shares:

	Series D Shares	Series E Shares	Series F Shares	Series G Shares	Common Stock Warrants
PAGIC Equity, LLC	2,940,848	43,405	93,440	263,107	1,052,428
PNC Venture Corporation.	2,536,616	188,342	85,286	240,243	960,972

(23)	Includes the following shares:

	Series D Shares	Series E Shares	Series F Shares	Series G Shares	Common Stock Warrants
Private Equity Investment Fund IV, L.P.	5,289,774	201,770	172,142	484,180	1,936,720

(24)	Includes the following shares:

	Common Stock	Common Stock Options	Series A Shares	Series C Shares	Series D Shares	Series E Shares	Series F Shares	Series G Shares	Common Stock Warrants
William E. Morrow	2,850,100	2,805,971	25,000	1,027	13,079	1,199	1,261	3,553	14,212

(25)	Includes the following shares:

	Series D Shares	Series E Shares	Series F Shares	Series G Shares	Common Stock Warrants
Norwest Equity Partners VII, L.P.	3,269,679	299,766	111,741	314,699	1,258,796

(26)	Includes the following shares:

Series A Shares
Morgan Stanley Dean Witter Equity Funding, Inc.	4,750,000
Originators Investment Plan, L.P.	250,000

(27)	Includes the following shares:

	Series A Shares	Series C Shares	Series F Shares
State Street Bank and Trust, Trustee of Dupont/Conoco Private Market Group Trust	4,315,577	11,987	135,475

(28)	Includes the following shares:

	Common Stock	Common Stock Options	Series A Shares	Series C Shares	Series F Shares	Series G Shares	Common Stock Warrants
Martha E. Smiley	1,010,000	2,655,181	—	—	—	—	—
Martha Smiley Ventures, Ltd.	—	—	125,000	5,137	4,073	11,473	45,892

(29)	Includes the following shares:

	Common Stock	Series A Shares	Series D Shares	Series E Shares	Series G Shares	Common Stock Warrants
Tipton Ross	1,685,000	460,000	13,078	1,199	40,545	162,180

(30)	Includes the following shares:

	Series A Shares	Series C Shares	Series F Shares
Boeing Co. Employee Retirement Plans Master Trust	2,157,788	5,994	67,737

(31)	Includes the following shares:

	Common Stock	Series A Shares	Series G Shares	Common Stock Warrants
Jerry L. James	1,800,000	31,000	2,650	10,600

(32)	Includes the following shares:

	Series A Shares	Series C Shares	Series F Shares	Series G Shares	Common Stock Warrants
James M. Hoak, Jr.	1,022,463	2,841	32,097	—	—
Hoak Ventures, Ltd.	—	—	—	92,950	371,800
James M. Hoak, Jr. Rollover IRA	172,623	480	5,419	—	—
James M. Hoak & Co.	28,892	80	906	—	—

(33)	Includes the following shares:

	Common Stock Options	Series H Preferred Stock Options
J Lyn Findley.	956,465	770,833

(34)	Includes the following shares:

	Series A Shares	Series C Shares	Series F Shares	Series G Shares	Common Stock Warrants
Convergent Investors V, L.L.C.	1,000,000	41,099	32,591	91,788	367,152

(35)	Includes the following shares:

	Common Stock Options	Series H Preferred Stock Options
Mark Machen.	740,568	770,833

(36)	Includes the following shares:

	Series A Shares	Series C Shares	Series F Shares
HC Crown Corp.	1,294,673	3,596	40,642

(37)	Includes the following shares. All stock options are exercisable within 60 days of February 28, 2009.

	Common Stock	Common Stock Options	Series H Preferred Stock Options
Brady Adams	20,000	411,421	770,833

(38)	Includes the following shares:

	Common Stock	Series A Shares	Series C Shares	Series F Shares	Series G Shares	Common Stock Warrants
Robert W. Hughes	100,000	—	—	—	—	—
Hughes Family Partnership	—	150,000	83,333	—	19,947	79,788
Robert W. & M. Gail Hughes Living Trust	—	300,000	166,667	14,609	41,143	164,572

(39)	Includes the following shares:

	Common Stock	Series A Shares
John M. Saenz.	800,000	300,000

(40)	Includes the following shares. All stock options are exercisable within 60 days of February 28, 2009.

	Common Stock	Common Stock Options	Series H Preferred Stock Options
Douglas T. Brannagan	5,000	534,268	385,416

(41)	Includes the following shares:

	Series A Shares	Series C Shares	Series F Shares
Citicorp North America, Inc.	863,115	2,397	27,096

(42)	Includes the following shares:

Common Stock
SKA Management, Inc.	750,000

(43)	Includes the following shares:

	Common Stock	Series A Shares	Series G Shares	Common Stock Warrants
Joe C. Ross	700,000	25,000	2,137	8,548

Directors and Executive Officers

The following table presents, as of February 28, 2009, information regarding the beneficial ownership of our common stock and preferred stock by each of our directors and NEOs and all of our directors and executive officers as a group:

	Common Stock		Preferred Stock
Name (1)	Number of Shares Beneficially Owned	Beneficial Ownership Percentage (2)	Number of Shares Beneficially Owned	Beneficial Ownership Percentage (2)	Total Voting Power (3)
Roy H. Chestnutt (4)	10,395,833	44.85%	5,000,000	1.12%	2.25%
Michael L. Wilfley (5)	5,457,871	29.92%	1,936,988	*	1.19%
Walter K.L. “Scott” Ferguson, Jr. (6)	4,946,476	29.04%	1,837,695	*	1.08%
Kay Stroman (7)	1,546,171	10.79%	862,499	*	*
Jared P. Benson (8)	1,054,776	7.62%	302,083	*	*
Richard W. Orchard (9)	270,833	2.07%	120,833	*	*
Duncan T. Butler, Jr. (10) (13)	—	—	—	—	—
David C. Hull, Jr. (10)	—	—	—	—	—
John C. Hockin (11)	—	—	—	—	—
William Laverack, Jr. (12)	—	—	—	—	—
Paul V. Walsh, Jr.	—	—	—	—	—
All directors and executive officers as a group (13 persons)	26,194,731	68.48%	11,487,180	2.55%	5.48%

_______________
*	Less than 1%.

(1)	The address of all directors and executive officers is c/o Grande Communications Holdings, Inc., 401 Carlson Circle, San Marcos, Texas 78666.

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

(4)	Includes the following shares. All stock options are exercisable within 60 days of February 28, 2009.

	Common Stock Options	Series H Preferred Stock Options
Roy H. Chestnutt.	5,395,833	5,000,000

(5)	Includes the following shares. All stock options are exercisable within 60 days of February 28, 2009.

	Common Stock Options	Series H Preferred Stock Options	Series A Shares	Series F Shares	Series G Shares	Common Stock Warrants
Michael L Wilfley	3,485,619	1,826,041	99,000	3,131	8,816	35,264

(6)	Includes the following shares. All stock options are exercisable within 60 days of February 28, 2009.

	Common Stock	Common Stock Options	Series H Preferred Stock Options	Series A Shares	Series C Shares	Series F Shares	Series G Shares	Common Stock Warrants
Walter K.L. “Scott” Ferguson, Jr.	700,000	2,405,113	1,826,041	10,000	411	326	917	3,668

(7)	Includes the following shares. All stock options are exercisable within 60 days of February 28, 2009.

	Common Stock Options	Series H Preferred Stock Options
Kay Stroman.	683,672	862,499

(8)	Includes the following shares. All stock options are exercisable within 60 days of February 28, 2009.

	Common Stock Options	Series H Preferred Stock Options
Jared P. Benson.	752,693	302,083

(9)	Includes the following shares. All stock options are exercisable within 60 days of February 28, 2009.

	Common Stock Options	Series H Preferred Stock Options
Richard W. Orchard.	150,000	120,833

(10)
Each of Messrs. Butler and Hull is a managing director and on the investment committee of Holdings VI. Mr. Hull is a managing director and one of three general partners of Holdings V and is the Chief Executive Officer of Centennial Holdings I, L.L.C. (“Holdings I”), and Mr. Butler is a Senior Vice President of Holdings I.  Because all decisions of the various Centennial Ventures funds with respect to voting and disposing of the issuer’s shares are made by three or more persons acting by majority vote, Messrs. Butler and Hull do not comprise a majority vote and should not be deemed to have direct or indirect beneficial ownership over any of the shares or warrants to purchase shares of capital stock of the issuer beneficially owned by the various Centennial Ventures funds and each of them expressly disclaims any such beneficial ownership.

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

(13)
Prime SKA I, LLC (“PSKAI”) is the general partner of Prime VIII, L.P., which beneficially owns directly the shares and warrants to purchase shares of capital stock of the Company.  A management committee of PSKAI that is comprised of five natural persons acting by majority vote and without veto rights has the sole power to vote and dispose of all of such shares and warrants to purchase shares of capital stock of the Company.  Mr. Butler is a member, managing director and management committee member of PSKAI. Because voting and disposition decisions with respect to the Company’s securities beneficially owned by Prime are made in each instance by a majority of the management committee of PSKAI, Mr. Butler should not be deemed to have direct or indirect beneficial ownership over any of the securities of the Company beneficially owned by PSKAI, and Mr. Butler expressly disclaims any such beneficial ownership.

Investor Rights Agreement

We are party to an amended and restated investor rights agreement with our preferred stockholders and certain of our common stockholders. This investor rights agreement sets forth certain board designation rights, preemptive rights, registration rights, transfer restrictions and covenants. See footnote No. 9, “Stockholder’s Equity” in the Notes to our Consolidated Financial Statements included in this annual report on Form 10-K for a description of our investor rights agreement and Item 10 “Directors, Executive Officers and Corporate Governance—Contractual Provisions Relating to Grande’s Board of Directors” for a description of the board designation rights set forth in the investor rights agreement

Securities Authorized for Issuance Under Equity Compensation Plan

The Company maintains the 2000 Stock Incentive Plan. The table below sets forth the following information as of December 31, 2008 for (i) all compensation plans previously approved by the Company’s stockholders and (ii) all compensation plans not previously approved by the Company’s stockholders:

(1)	the number of securities to be issued upon the exercise of outstanding options;

(2)	the weighted-average exercise price of such outstanding options; and

(3)	the number of securities remaining available for future issuance under the plans, other than securities to be issued upon the exercise of such outstanding options.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excludes Securities Reflected in First Column)
Equity compensation plan approved by stockholders—common stock (1)	41,399,472	$0.06	38,726,556
Equity compensation plan not approved by stockholders—common stock	—	—	—
Equity compensation plan approved by stockholders – Series H preferred stock (2)	23,224,999	0.10	6,775,001
Equity compensation plan not approved by stockholders – Series H preferred stock	—	—	—

Total	64,624,471		45,501,557

_______________
(1)
Outstanding common stock options and common stock options available for future issuance that are designated as Executive Compensation Shares under the 2000 Stock Incentive Plan were 7,500,000 common stock options and 4,500,000 common stock options, respectively.

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

Our board of directors will analyze the following factors, in addition to any other factors the members of the board deem appropriate, in determining whether to approve a related person transaction:

•	whether the terms are fair to Grande and its unaffiliated stockholders;

•	whether the transaction is material to Grande;

•	the role the related person has played in arranging the related person transaction;

•	the structure of the related person transaction; and

•	the interests of all related persons in the related person transaction.

Our board of directors may, in its sole discretion, approve or deny any related person transaction. Approval of a related person transaction may be conditioned upon Grande and the related person following certain procedures designated by the board of directors.

Transaction with Robert Hughes

Hughes Family Partnership, L.P. has invested in a real estate purchase and leaseback transaction between Hill Partners, Inc., general partner of Grand HP, Ltd., and Grande Communications Networks, Inc. pursuant to which Grande Communications Networks, Inc. paid approximately $67,000 per month for 2008 to Hill Partners, Inc. for approximately 26,000 square feet of buildings and property located in Austin, Texas. The lease term is 20 years through November 2020 with renewal options for an additional 15 years. Robert Hughes, a stockholder and a former member of our board of directors, is the managing general partner of Hughes Family Partnership, L.P.

Director Independence

For information on the independence of our directors, please see “Directors, Executive Officers and Corporate Governance-Director Independence.”

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit fees include amounts billed for our annual audit, quarterly reviews and consultations related to the audit. Tax fees include amounts billed for services rendered during the year ended December 31, 2007 and 2008 for tax consulting and compliance.

	2007	2008
Audit Fees	$280,000	$280,000
Tax Fees	26,000	26,000

	$306,000	$306,000

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

Under the terms of our audit committee charter, all audit and permitted non-audit services to be performed by our independent auditors must be pre-approved in advance by our audit committee. Our audit committee approved all of the permitted non-audit services performed by our independent auditors in 2007 and 2008. For a copy of our audit committee charter, please visit our website at the investor relations portion of www.grandecom.com.

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

4.7
Warrant Agreement, dated as of March 23, 2004, by and between Grande Communications Holdings, Inc. and U.S. Bank National Association as Warrant Agent (previously filed as exhibit 4.7 to Amendment No. 5 to the Registration Statement on Form S-1 dated March 20, 2009).

10.1+	Grande Communications Holdings, Inc. Second Amended and Restated 2000 Stock Incentive Plan (previously filed as exhibit 10.1 to Form 8-K dated October 30, 2006).

10.2+	Employment Agreement dated January 26, 2006 by and between Grande Communications Networks, Inc. and Roy H. Chestnutt (previously filed as exhibit 10.3 to Form 10-K dated March 31, 2006).

Exhibit No.	Description

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

Exhibit No.	Description
10.19
Purchase and License Agreement by and between Grande Communications Networks, Inc. and Nortel Networks, Inc., dated as of January 24, 2005, as amended (previously filed as exhibit 10.1 to Form 10-Q dated May 9, 2008).

10.20
Amendment to Purchase and License Agreement by and between Grande Communications Networks, Inc. and Nortel Networks, Inc., dated as of January 24, 2008 (previously filed as exhibit 10.2 to Form 10-Q dated May 9, 2008).

10.21+
Separation Agreement and Full and Final Release of Claims between Grande Communications Networks, Inc. and Jeffrey A. Brennan dated August 15, 2008 (previously filed as exhibit 10.1 to Form 10-Q dated November 10, 2008).

10.22*	Lease Agreement between Grande Communications Networks, Inc. and Grand HP, Ltd., dated June 27, 2006, covering 7.942 acres of land.

10.23*	Lease Agreement between Grande Communications Networks, Inc. and Grand HP, Ltd., dated June 27, 2006, covering 8.470 acres of land.

21	Subsidiaries of Registrant (previously filed as exhibit 21 to Form 10-K dated March 31, 2007).

23.1*	Consent of Ernst & Young LLP.

24*	Power of Attorney of Grande Communications Holdings, Inc. (included on signature page).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a) promulgated under the Exchange Act.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a) promulgated under the Exchange Act.

32.1*	Certification pursuant to Rule 13a – 14(b) promulgated under the Exchange Act and 18 U.S.C. Section 1350.

_______________
*	Filed herewith.

+	Management compensatory plan or agreement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Grande Communications Holdings, Inc. (Registrant)

Date: March 20, 2009	By:	/s/ Roy H. Chestnutt
Roy H. Chestnutt
President, Chief Executive Officer, and Chairman of the Board
(Duly Authorized Officer and Principal Executive Officer)

Date: March 20, 2009	By:	/s/ Michael L. Wilfley
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

Signature	Title	Date

/s/ ROY H. CHESTNUTT
Roy H. Chestnutt	President, Chief Executive Officer (Principal Executive Officer) and Chairman of the Board of Directors	March 20, 2009

/s/ MICHAEL L. WILFLEY
Michael L. Wilfley	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 20, 2009

/s/ DUNCAN T. BUTLER, JR.
Duncan T. Butler, Jr.	Director	March 20, 2009

/s/ JOHN C. HOCKIN
John C. Hockin	Director	March 20, 2009

/s/ DAVID C. HULL, JR.
David C. Hull, Jr.	Director	March 20, 2009

/s/ WILLIAM LAVERACK, JR.
William Laverack, Jr.	Director	March 20, 2009

/s/ RICHARD W. ORCHARD
Richard W. Orchard	Director	March 20, 2009

/s/ PAUL V. WALSH, JR.
Paul V. Walsh, Jr.	Director	March 20, 2009

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

GRANDE COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARY
AS OF DECEMBER 31, 2007 AND 2008 AND FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2008

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of
Grande Communications Holdings, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of Grande Communications Holdings, Inc. and Subsidiary as of December 31, 2007 and 2008, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Grande Communications Holdings, Inc. and its Subsidiary as of December 31, 2007 and 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

March 16, 2009
Austin, Texas

GRANDE COMMUNICATIONS HOLDINGS, INC. & SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,
	2007	2008
Assets
Current assets:
Cash and cash equivalents, net of restricted cash of $3,129	$48,138	$26,988
Accounts receivable, net of allowance for doubtful accounts of $1,138 and $1,311	17,793	17,047
Prepaid expenses and other current assets	1,867	2,090

Total current assets	67,798	46,125
Property, plant and equipment, net of accumulated depreciation of $313,526 and $368,907	249,310	223,034
Intangible assets, net of accumulated amortization of $1,417 and $1,661	1,398	1,154
Debt issue costs, net	4,255	3,203
Restricted cash	3,129	3,129
Deposit and other long-term assets	353	790

Total assets	$326,243	$277,435

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$13,809	$13,111
Accrued liabilities	15,328	15,938
Accrued interest payable	6,755	6,755
Deferred revenue and customer deposits	6,996	7,598
Current portion of long-term debt	1,612	1,655
Current portion of capital lease obligations	3,548	4,405

Total current liabilities	48,048	49,462
Deferred rent	1,228	1,177
Deferred revenue	4,377	4,759
Capital lease obligations, net of current portion	13,592	13,380
Long term debt, net of current portion	189,994	189,629

Total liabilities	257,239	258,407

Stockholders’ equity:
Senior series preferred stock:
Series G preferred stock, $0.001 par value per share; 34,615,384 shares authorized, 34,615,330 shares issued and outstanding; liquidation preference of $134,999,787	35	35
Junior series preferred stock:
Series A preferred stock, $0.001 par value per share; 232,617,839 shares authorized, 232,617,838 shares issued and outstanding; liquidation preference of $232,617,838	233	233
Series B preferred stock, $0.001 par value per share; 20,833,333 shares authorized, issued and outstanding; liquidation preference of $25,000,000	21	21
Series C preferred stock, $0.001 par value per share; 30,000,000 shares authorized, 17,005,191 shares issued and outstanding; liquidation preference of $20,406,229	17	17
Series D preferred stock, $0.001 par value per share; 115,384,615 shares authorized, 114,698,442 shares issued and outstanding; liquidation preference of $149,107,975	115	115
Series E preferred stock, $0.001 par value per share; 8,000,000 shares authorized, 7,999,099 shares issued and outstanding; liquidation preference of $19,997,748	8	8
Series F preferred stock, $0.001 par value per share; 12,307,792 shares authorized, 11,758,278 shares issued and outstanding; liquidation preference of $15,285,761	12	12
Series H preferred stock, $0.001 par value per share; 30,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value per share; 786,835,883 shares authorized, 13,175,940 and 13,284,072 shares issued, 12,675,940 and 12,784,072 shares outstanding, as of December 31, 2007 and 2008, respectively	13	13
Additional paid-in capital	509,312	509,696
Treasury stock, at cost	(5)	(5)
Accumulated deficit	(440,757)	(491,117)

Total stockholders’ equity	69,004	19,028

Total liabilities and stockholders’ equity	$326,243	$277,435

The accompanying notes are an integral part of these consolidated financial statements.

GRANDE COMMUNICATIONS HOLDINGS, INC. & SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	For the year ended December 31,
	2006	2007	2008
Operating revenues	$189,867	$197,146	$205,271
Operating expenses:
Cost of revenues (excluding depreciation and amortization)	63,931	68,348	69,798
Selling, general and administrative	94,312	90,416	92,486
Provision for doubtful accounts	3,514	3,301	3,363
Depreciation and amortization	56,037	56,752	59,385

Total operating expenses	217,794	218,817	225,032

Operating loss	(27,927)	(21,671)	(19,761)
Other income (expense):
Interest income	1,546	1,670	728
Interest expense, net of capitalized interest	(23,970)	(29,012)	(31,042)
Other income (expense)	—	(472)	53
Net gain on sale/disposal of assets	2,353	76	764
Goodwill impairment	(93,639)	—	—

Total other income (expense)	(113,710)	(27,738)	(29,497)

Loss before income tax expense	(141,637)	(49,409)	(49,258)
Income tax expense	—	(1,123)	(1,102)

Net loss	$(141,637)	$(50,532)	$(50,360)

Basic and diluted net loss per share	$(11.30)	$(4.01)	$(3.94)
Basic and diluted weighted average common shares outstanding	12,530	12,610	12,765

The accompanying notes are an integral part of these consolidated financial statements.

GRANDE COMMUNICATIONS HOLDINGS, INC. & SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Total Stockholders’ Equity
Balance as of December 31, 2005	439,527	$441	12,990	$13	$508,346	$(5)	$(248,588)	$260,207
Exercise of common stock options	—	—	101	—	13	—	—	13
Stock compensation	—	—	—	—	377	—	—	377
Net loss	—	—	—	—	—	—	(141,637)	(141,637)

Balance as of December 31, 2006	439,527	441	13,091	13	508,736	(5)	(390,225)	118,960
Exercise of common stock options	—	—	85	—	3	—	—	3
Stock compensation	—	—	—	—	573	—	—	573
Net loss	—	—	—	—	—	—	(50,532)	(50,532)

Balance as of December 31, 2007	439,527	441	13,176	13	509,312	(5)	(440,757)	69,004
Exercise of common stock options	—	—	108	—	6	—	—	6
Stock compensation	—	—	—	—	378	—	—	378
Net loss	—	—	—	—	—	—	(50,360)	(50,360)

Balance as of December 31, 2008	439,527	$441	13,284	$13	$509,696	$(5)	$(491,117)	$19,028

The accompanying notes are an integral part of these consolidated financial statements.

GRANDE COMMUNICATIONS HOLDINGS, INC. & SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the year ended December 31,
	2006	2007	2008
Cash flows from operating activities:
Net loss	$(141,637)	$(50,532)	$(50,360)
Adjustment to reconcile net loss to net cash provided by operating activities:
Depreciation	55,775	56,335	59,141
Amortization of intangible and other assets	262	417	257
Amortization of deferred financing costs	1,000	1,025	1,052
Provision for bad debts	3,514	3,301	3,363
Amortization of debt discounts/premiums	1,109	1,237	1,289
Non-cash compensation expense	377	573	378
Net gain on sale/disposal of assets	(2,353)	(76)	(764)
Goodwill impairment	93,639	—	—
Changes in operating assets and liabilities:
Accounts receivable	(1,848)	(3,853)	(2,516)
Prepaid expenses and other assets	781	(299)	(660)
Accounts payable	(1,432)	1,377	(372)
Accrued liabilities and interest payable	103	1,647	610
Deferred revenue	112	629	1,728
Deferred rent	285	(40)	(51)

Net cash provided by operating activities	9,687	11,741	13,095

Cash flows from investing activities:
Purchases of property, plant and equipment	(30,886)	(35,290)	(29,766)
Proceeds from sale of assets	3,274	638	481
Proceeds from sales tax refunds	922	1,130	349
Maturities of short term investments	350	—	—
Other investing activity	(47)	(67)	—

Net cash used in investing activities	(26,387)	(33,589)	(28,936)

Cash flows from financing activities:
Net proceeds from borrowings	30,581	30,054	—
Proceeds from sale leaseback arrangement	7,373	—	—
Payments of long-term debt and capital lease obligations	(3,193)	(4,305)	(4,989)
Deferred financing costs	(86)	(165)	—
Net borrowings (repayments) on zero-balance cash account	(758)	451	(326)
Other financing activity	12	3	6

Net cash provided by (used in) financing activities	33,929	26,038	(5,309)

Net change in cash and cash equivalents	17,229	4,190	(21,150)
Cash and cash equivalents, beginning of year	26,719	43,948	48,138

Cash and cash equivalents, end of year	$43,948	$48,138	$26,988

Non-cash investing and financing activity:
Capital lease obligations	$8,341	$461	$4,023

Supplemental disclosure:
Cash paid for interest	$22,886	$26,502	$28,701
Cash paid for franchise taxes	$180	$—	$—
Cash paid for income taxes	$—	$—	$1,099

The accompanying notes are an integral part of these consolidated financial statements.

GRANDE COMMUNICATIONS HOLDINGS, INC. & SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Background and Basis of Presentation

The primary business of Grande Communications Holdings, Inc. and its consolidated subsidiary, Grande Communications Networks, Inc. (collectively, the “Company”) is providing a bundled package of cable television (“video”), telephone (“voice”), and broadband Internet (“HSD”) and other services to residential and business customers in Texas. The Company provides these services in seven markets in the state of Texas using local broadband networks that the Company acquired and/or constructed. In addition, the Company provides broadband transport services to medium and large enterprises and communication carriers.  The Company also provides network services by offering telecommunications and HSD products to medium and large enterprises and communication carriers within wholesale markets.

The accompanying consolidated financial statements of the Company have been prepared in conformity with U.S. generally accepted accounting principles. The consolidated financial statements include the accounts of Grande Communications Holdings, Inc.’s wholly owned subsidiary. All inter-company transactions and balances have been eliminated.

Certain reclassifications have been made to prior year amounts to conform to current year classifications. Provision for doubtful accounts is presented separately in the accompanying consolidated statements of operations instead of being included in selling, general and administrative expense. This change in presentation resulted in an increase in provision for doubtful accounts and a decrease in selling, general and administrative expense of $3.5 million and $3.3 million for the years ended December 31, 2006 and 2007, respectively.

As described under Note 8 “Long Term Debt” below, the Company’s 14% senior notes due April 1, 2011 (“senior notes”) are governed by the indenture between the Company and U.S. Bank National Association, as Indenture Trustee, dated March 23, 2004 (“Indenture”). The Indenture contains a covenant restricting certain capital expenditures if such expenditures would result in the Company having less than $20 million in cash and cash equivalents after giving effect to such expenditures. If cash and cash equivalents fall below $20 million, the Company would not be permitted to make certain capital expenditures until such time as cash and cash equivalents, including such proposed certain capital expenditures, increase above $20 million.  If the Company made certain capital expenditures that would cause cash and cash equivalents to fall below $20 million, the Company would be required to notify the Trustee of such default.  If the Company receives notification from the Trustee or holders of at least 25% in aggregate principal amount of the then outstanding senior notes, the Company would have 60 days to comply with the covenant.   If after 60 days, the Company has not complied with the covenant, the senior notes may be declared due and payable immediately by notice from the Trustee or holders of at least 25% in aggregate principal amount of the then outstanding senior notes. This covenant could adversely affect the Company’s ability to make planned capital expenditures.  Cash and cash equivalents were $27.0 million at December 31, 2008.

The Company expects that the available cash and cash equivalents and cash generated from operations will be sufficient to fund existing operations, planned capital spending and other commitments over the next twelve months through December 31, 2009. The Company also believes that it will manage its cash position above $20 million in accordance with the covenant set forth in the Indenture over the next twelve months through December 31, 2009. The Company’s current business plan is based on estimates regarding expected future costs and expected revenues. Actual costs may exceed or revenues may fall short of the estimates, the estimates may change, and future developments may affect the estimates. Any of these factors may increase the need for funds, which would require the Company to consider asset sales or seek additional financing to fund operations, to undertake initiatives not contemplated by the current business plan or obtain additional cushion against possible shortfalls. Future financings may include a range of different sizes or types of financing, including capital lease transactions and the sale of additional debt or equity securities. These financings could increase the Company’s level of indebtedness or result in dilution to the equity holders. Additionally, the Company can call the existing senior notes at any time giving the Company the near term ability to refinance the senior notes in the event better pricing and terms were available to the Company in the market. However, the Company may not be able to raise additional funds on favorable terms or at all. The Company’s ability to obtain additional financing depends on several factors, including future market conditions and the state of the credit markets; the Company’s success or lack of success in penetrating the markets the Company serves and growing overall income; the Company’s future creditworthiness; and restrictions contained in agreements with the Company’s investors or lenders, including the restrictions contained in the Indenture.

GRANDE COMMUNICATIONS HOLDINGS, INC. & SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

As a result of the Company’s cash management system, checks issued but not presented to the banks for payment may create negative book cash balances (zero-balance accounts). Such negative balances are included in accounts payable and total $4.0 million and $3.6 million as of December 31, 2007 and 2008, respectively.

The Company has entered into letter of credit agreements that restrict the use of cash. This restricted cash consists of cash maintained in a money market bank account. Restricted cash was approximately $3.1 million as of both December 31, 2007 and 2008 and is included in the caption “restricted cash” in the accompanying consolidated balance sheets.

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

Property, Plant and Equipment

The Company’s industry is capital intensive and a large portion of the Company’s resources is spent on capital activities associated with building our network. Property, plant and equipment reflects the original cost of acquisition or construction, including costs associated with network construction and initial customer installations. Direct labor costs directly associated with capital projects are capitalized. The Company capitalizes direct labor costs associated with personnel based upon allocations of time devoted to network construction and customer installation activities. Costs capitalized as part of initial customer installations include materials, direct labor, and certain indirect costs. These indirect costs are associated with the activities of personnel who assist in connecting and activating the new service and consist of compensation and overhead costs associated with these support functions. Capitalized internal direct labor and overhead costs were approximately $8.3 million, $8.5 million and $7.6 million, during the years ended December 31, 2006, 2007 and 2008, respectively. Capitalized labor and overhead costs are depreciated along with the physical assets to which they relate, which have lives of three to ten years depending on the type of asset.

GRANDE COMMUNICATIONS HOLDINGS, INC. & SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

The Company used a two-step process to test for impairment of the carrying value of goodwill in accordance with SFAS 142. The first step of the process compared the fair value of each reporting unit with the carrying value of the reporting unit, including any goodwill. The Company utilized discounted cash flow and other valuation methodologies to determine the fair value of each reporting unit. If the fair value of each reporting unit exceeded the carrying amount of the reporting unit, goodwill is deemed not to be impaired in which case the second step in the process is unnecessary. If the carrying amount exceeded fair value, the Company performed the second step to measure the amount of impairment. Any impairment is measured by comparing the implied fair value of goodwill, calculated per SFAS 142, with the carrying amount of goodwill at the reporting unit, with the excess of the carrying amount over the fair value recognized as an impairment. During 2006, the annual goodwill impairment tests resulted in an impairment of $93.6 million and as a result, all goodwill was written off as of December 31, 2006.

GRANDE COMMUNICATIONS HOLDINGS, INC. & SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Intangible Assets

Intangible assets are accounted for in accordance with SFAS 142.  The Company classifies intangible assets as definite-lived or indefinite-lived intangible assets. As of December 31, 2008, definite-lived intangibles include multiple family dwelling unit (“MDU”) exclusive access rights, which are amortized over the respective lives of the agreements, typically seven to eighteen years. The Company periodically reviews the appropriateness of the amortization periods related to its definite-lived assets. The Company does not currently have any intangible assets classified as indefinite-lived.

The Company tests for possible impairment of definite-lived intangible assets whenever events or changes in circumstances, such as a reduction in operating cash flow or a dramatic change in the manner that the asset is intended to be used indicates that the carrying amount of the asset is not recoverable. If indicators exist, the Company compares the undiscounted cash flows related to the asset to the carrying value of the asset. If the carrying value is greater than the undiscounted cash flow amount, an impairment charge is recorded in the statements of operations for amounts necessary to reduce the carrying value of the asset to fair value. There were no impairments recognized on other definite-lived intangible assets during 2006, 2007 or 2008.

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

Revenue Recognition

Revenue from residential and business customers is principally derived from bundled packages of video, voice, HSD and other services.  Bundled services revenue consists of fixed monthly fees and usage based fees for long distance service and is recorded as revenue in the period the service is provided.  Revenues are recognized when services are provided, regardless of the period in which they are billed.  Amounts billed in advance are reflected in the balance sheet as deferred revenue and are deferred until the service is provided.  Installation revenues obtained from bundled service connections are recognized in accordance with SFAS No. 51, Financial Reporting by Television Cable Companies, as the connections are completed since installation revenues recognized are less than the related direct selling costs.  Installation costs are included in property, plant, and equipment and depreciated over the estimated life of communications plant.  Local governmental authorities impose franchise fees on the majority of the Company’s franchises of up to a federally mandated maximum of 5% of annual gross revenues derived from the operation of the cable television system to provide cable television services, as provided in the franchise agreements. Such fees are collected on a monthly basis from the Company’s customers and periodically remitted to local franchise authorities. Franchise fees collected and paid of approximately $2.5 million, $2.9 million, and $3.2 million during the years ended December 31, 2006, 2007, and 2008, respectively, are reported as revenues and cost of revenues, respectively. The Federal Communications Commission imposes a tax on interstate and international long distance calls to fund telephone service for the poor, and to support telecommunications services for libraries, schools, and rural health care providers.  Such taxes are collected on a monthly basis from the Company’s customers and periodically remitted to the Universal Service Fund (“USF”).  Sales and other taxes imposed by governmental authorities are also collected on a monthly basis from the Company’s customers and periodically remitted to governmental authorities. Revenue is presented net of the applicable USF, sales and other taxes.

GRANDE COMMUNICATIONS HOLDINGS, INC. & SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Advertising Costs

The Company expenses all advertising costs as incurred. Total advertising expense for 2006, 2007 and 2008 was approximately $2.6 million, $2.5 million and $2.7 million, respectively, and is reflected as a component of selling, general and administrative expense in the accompanying consolidated statements of operations.

Debt Issuance Costs

Debt issuance costs are amortized over the life of the related indebtedness using a method that approximates the effective interest method. Amortization expense related to debt issuance costs charged to interest expense was approximately $1.0 million during both the years ended December 31, 2006 and 2007 and approximately $1.1 million during the year ended December 31, 2008.

Income Taxes

The Company utilizes the liability method of accounting for income taxes, as set forth in SFAS No. 109, Accounting for Income Taxes. Under the liability method, deferred taxes are determined based on the difference between the financial and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse (see Note 7 “Income Taxes”).

Effective January 1, 2007, the state of Texas changed its method of taxation from a franchise tax, which was based on taxable capital, to a tax based on gross margin.  This change resulted in a different financial statement presentation of the tax to the state of Texas.  Prior to January 1, 2007, the Texas franchise tax expense was included as a component of selling, general and administrative expense in the accompanying condensed consolidated statements of operations.  The gross margin tax is presented as income tax expense during the years ended December 31, 2007 and 2008.

GRANDE COMMUNICATIONS HOLDINGS, INC. & SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Net Loss Per Share

The Company follows the provisions of SFAS No. 128, Earnings Per Share. Basic earnings per share is computed by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share includes the weighted average number of common shares outstanding and the number of equivalent shares which would be issued related to the stock options and warrants using the treasury method, and convertible preferred stock using the if-converted method, unless such additional equivalent shares are anti-dilutive.

For the years ended December 31, 2006, 2007 and 2008, the Company reported a net loss, therefore, the following equivalent shares of common stock were not included in the computation of diluted EPS, as their effect was anti-dilutive:

	2006	2007	2008
Convertible preferred stock	439,527,511	439,527,511	439,527,511
Common stock warrants	59,575,248	152,107,016	152,107,016
Common stock options	51,967,818	51,557,894	44,447,340
Series H preferred stock options	13,479,726	27,514,521	25,200,330

Total anti-dilutive shares	499,102,759	670,706,942	661,282,197

Stock Based Compensation

As of December 31, 2008, the Company has a stock-based employee compensation plan, which is described more fully in Note 9. Prior to January 1, 2006, the Company accounted for the plan under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation. Prior to the adoption of SFAS No. 123(R), Share-Based Payment (“SFAS 123(R)”), the Company used the minimum value method of measuring stock options for the pro forma disclosure under SFAS 123. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123(R), using the prospective transition method. Under that transition method, compensation cost recognized in 2006, 2007 and 2008 includes compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Compensation expense calculated under SFAS 123(R) is amortized to compensation expense on a straight-line basis over the vesting period of the underlying stock option grants.

GRANDE COMMUNICATIONS HOLDINGS, INC. & SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

	December 31, 2007		December 31, 2008
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in millions)
14% Senior Notes	$188.0	$194.7	$189.3	$142.3
Equipment financing	3.6	3.6	2.0	2.0

Recent Accounting Pronouncements

Fair Value Measurements

On January 1, 2008, the Company adopted certain provisions of SFAS No. 157, Fair Value Measurements (“SFAS 157”), which establishes the authoritative definition of fair value, sets out a framework for measuring fair value and expands the required disclosures about fair value measurement. The provisions of SFAS 157 adopted on January 1, 2008 relate to financial assets and liabilities, as well as other assets and liabilities carried at fair value on a recurring basis and did not have a material impact on the Company’s consolidated financial statements. The provisions of FAS 157 related to other nonfinancial assets and liabilities will be effective for the Company on January 1, 2009, and will be applied prospectively. These provisions are not expected to have any impact on the Company’s historical consolidated financial statements.

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

GRANDE COMMUNICATIONS HOLDINGS, INC. & SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

3. Allowance for Doubtful Accounts

The activity in the Company’s allowance for doubtful accounts for the years ending December 31, 2006, 2007 and 2008 was as follows:

	Balance at Beginning of Year	Charged to Costs and Expenses	Write-offs	Balance at End of Year
	(in thousands)
2006	$1,442	$3,514	$(3,763)	$1,442
2007	1,193	3,301	(3,356)	1,193
2008	1,138	3,363	(3,190)	1,311

4. Property, Plant and Equipment

Property, plant and equipment consist of the following as of December 31, 2007 and 2008:

	2007	2008
	(in thousands)
Communications plant	$455,145	$481,036
Computer equipment	6,517	6,518
Software, including general purpose and network	31,491	31,810
Buildings, leasehold improvements and land	4,487	4,667
Furniture, fixtures and vehicles	4,308	3,990
Other equipment	23,937	24,523
Assets under capital leases	24,668	28,288
Construction in process	3,534	2,069
Construction inventory	8,749	9,040

	562,836	591,941
Less—accumulated depreciation	(313,526)	(368,907)

Property, plant and equipment, net	$249,310	$223,034

5. Intangible Assets

Definite-lived intangible assets consist of the following as of December 31, 2007 and 2008 (in thousands):

		2007		2008
	Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
MDU exclusive access rights	7 – 18 years	$2,815	$(1,417)	$2,815	$(1,661)

No impairments of intangible assets were recognized during 2006, 2007 or 2008.

Amortization expense was $0.3 million, $0.4 million and $0.2 million for the years ending December 31, 2006, 2007 and 2008, respectively. The weighted average remaining life for the MDU exclusive access rights intangible asset is approximately 5 years. Amortization expense associated with the net carrying value of definite-lived intangible assets is estimated to be $0.2 million in 2009 through 2012 and $0.1 million in 2013.

GRANDE COMMUNICATIONS HOLDINGS, INC. & SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

6. Accrued Liabilities

Accrued liabilities consist of the following as of December 31, 2007 and 2008:

	2007	2008
	(in thousands)
Accrued property taxes	$4,405	$3,829
Accrued compensation	2,801	2,660
Accrued taxes—other	2,662	3,171
Accrued programming	2,587	3,045
Accrued other	2,873	3,233

Accrued liabilities	$15,328	$15,938

7. Income Taxes

As of December 31, 2008, the Company had federal net operating loss carry-forwards of approximately $467 million. The net operating loss carry-forwards will expire beginning in 2020 if not utilized.

Utilization of the net operating losses may be subject to a substantial annual limitation due to the “change in ownership” provisions of the Internal Revenue Code of 1986. The annual limitation may result in the expiration of net operating losses before utilization.

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of deferred tax assets and liabilities as of December 31, 2007 and 2008 are as follows:

	2007	2008
	(in thousands)
Deferred tax assets:
Amortizable assets	$6,254	$4,416
Deferred revenue	1,824	1,900
Other	48	238
Capital lease	5,524	5,926
Deferred rent	430	412
Reserves	674	828
Net operating loss carry-forwards	152,679	169,704

Total deferred tax assets	167,433	183,424

Deferred tax liabilities:
Other	—	251
Depreciable assets	18,189	16,510

Total deferred tax liabilities	18,189	16,761

Net deferred tax asset	149,244	166,663
Less-valuation allowance	(149,244)	(166,663)

Total deferred taxes	$—	$—

The Company has established a valuation allowance equal to the net deferred tax asset due to uncertainties regarding the realization of the deferred tax asset based on the Company’s lack of earnings history. The valuation allowance increased approximately $17.4 million during the year ended December 31, 2008.

GRANDE COMMUNICATIONS HOLDINGS, INC. & SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting and disclosure for uncertainty in tax positions, as defined. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. The Company adopted the provisions of FIN 48 as of January 1, 2007, and has reviewed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The Company has identified its federal tax return and its state tax returns in Texas as “major” tax jurisdictions, as defined. The only periods subject to examination for the Company’s federal tax returns are the 2005 through the 2008 tax years. The periods subject to examination for the Company’s state tax returns in Texas are years 2004 through 2008. The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on the Company’s financial condition, results of operations, or cash flow. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48.

As discussed in Note 2, effective January 1, 2007, the State of Texas changed its method of taxation from a franchise tax, which was based on taxable capital, to a tax based on gross margin. This change significantly reduced the Company’s ability to utilize its net operating loss carry-forwards in future periods under the Texas gross margin tax.

The Company’s provision for income taxes differs from the expected tax expense (benefit) amount computed by applying the statutory federal income tax rate of 35% to loss before income taxes primarily as a result of the following for the years ended December 31:

	2006	2007	2008
	(in thousands)
Computed at federal statutory rate	$(49,468)	$(17,293)	$(17,240)
State taxes, net of federal benefit	(1,415)	730	716
Impact of change in state tax law	9,688	(5,191)	—
Permanent items and other	(3,292)	(99)	208
Impairment of nondeductible goodwill	32,774	—	—
Valuation allowance	11,713	22,976	17,418

Provision for income taxes	$—	$1,123	$1,102

8. Long Term Debt

Long-term debt consists of the following as of December 31, 2007 and 2008:

	2007	2008
	(in thousands)
14% senior notes	$193,000	$193,000
Equipment financing	3,572	1,971
Other	24	14

	196,596	194,985
Less-current portion	(1,612)	(1,655)

Long-term debt	194,984	193,331
Discounts and premiums, net	(4,990)	(3,701)

Long-term debt, net of discounts and premiums	$189,994	$189,630

GRANDE COMMUNICATIONS HOLDINGS, INC. & SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

14% Senior Secured Notes

Long-term Debt. In March 2004, the Company completed a private placement offering for 136,000 units, each consisting of (1) $1,000 of senior notes due April 1, 2011 and (2) a warrant to purchase 100.336 shares of common stock. The senior notes accrue interest at the rate of 14% per annum with the interest payable semi-annually in cash in arrears on April 1 and October 1. The senior notes are governed by the indenture between the Company and U.S. Bank National Association, as Indenture Trustee, dated March 23, 2004.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

The senior notes were issued with original offering discounts of $5.8 million in 2004 and $1.4 million in 2006 and at a premium of $1.0 million in 2007. These discounts and premiums are being amortized to interest expense using the effective interest method over the term of the underlying notes. Net amortization of discounts and premiums was $1.1 million, $1.2 million, and $1.3 million in 2006, 2007, and 2008, respectively.

The Company incurred debt issuance costs related to the issuances of the senior notes of $6.4 million in 2004, $0.1 million in 2006 and $0.2 million in 2007. Amortization of debt issuance costs was $1.0 million in both 2006 and 2007 and approximately $1.1 million in 2008.

Equipment Financing

During 2007, the Company completed equipment financing of $4.1 million with a term of 24 months, which was utilized for the purchase of network equipment.  During December 2008, the term of the equipment financing was extended 12 months through March 2010. The financing is secured by the network equipment purchased with the proceeds of the borrowing and bears interest at an effective annual rate of approximately 15.3% with monthly payments equal to 4.2% multiplied by the total amount borrowed.  This financing is permitted under the Indenture.

Capitalized Interest

The Company capitalizes interest expense incurred from debt utilized to fund the construction of the network. The total amounts capitalized were approximately $2.2 million, $0.6 million and $0.3 million, during the years ended December 31, 2006, 2007 and 2008, respectively.

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

GRANDE COMMUNICATIONS HOLDINGS, INC. & SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

The Company has authorized eight series of preferred stock, in alphabetical sequence from A to H (the “Preferred Stock”). As of December 31, 2008, no shares of Series H preferred stock has been issued, however, options to acquire Series H preferred stock have been granted. See below under the caption “Equity Incentive Plan” for discussion of the options related to Series H preferred stock.

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

GRANDE COMMUNICATIONS HOLDINGS, INC. & SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Concurrent with the closing of the senior notes, the Company issued warrants to acquire 13,645,696 shares of common stock at $0.01 per share. The Company valued the warrants issued in connection with the senior notes at $2.6 million and recorded this amount in additional paid in capital. The assumptions used to value this warrant were as follows: Expected Life—12 years, Fair Value of Common Stock—$0.20, Dividend Yield—0%, Risk Free Interest Rate—3%. Amortization of debt discounts associated with the common stock warrants was approximately $0.3 million during both 2006 and 2007 and approximately $0.4 million during 2008.

Equity Incentive Plan

On October 25, 2006, the board of directors of the Company approved and adopted the Grande Communications Holdings, Inc. Second Amended and Restated 2000 Stock Incentive Plan (the “2000 Stock Incentive Plan”). The stockholders approved the 2000 Stock Incentive Plan at the annual stockholders meeting on December 6, 2006. During the third quarter of 2008, the Company ceased granting options to all employees until otherwise determined.

GRANDE COMMUNICATIONS HOLDINGS, INC. & SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

•
Stock Subject to the Plan. The number of shares of common stock available for issuance under the 2000 Stock Incentive Plan is the lesser of (i) 10% of all of the shares of capital stock on a fully diluted basis, as if all such shares of capital stock were converted to common stock or (ii) 82,000,000 shares of common stock. In addition, 30,000,000 shares of Series H preferred stock shall be available for issuance under the 2000 Stock Incentive Plan.  Of the shares available for issuance under the 2000 Stock Incentive Plan, 30,000,000 shares of Series H preferred stock and 12,000,000 shares of common stock are designated as “Executive Compensation Shares”. The maximum number of shares that may be reserved for issue pursuant to incentive stock options under the 2000 Stock Incentive Plan may not exceed 82,000,000 shares of stock. As of December 31, 2008, approximately 38.7 million shares of common stock and approximately 6.8 million shares of Series H Preferred Stock were available for issuance under the 2000 Stock Incentive Plan (of which 4.5 million shares of common stock and 6.8 million shares of Series H preferred stock are available for issuance as Executive Compensation Shares).

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

•
Awards Under the Plan. The Company may award “incentive stock options” and “non-statutory stock options” under the 2000 Stock Incentive Plan (in either case the Company refers to such awards as the option(s)).

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

GRANDE COMMUNICATIONS HOLDINGS, INC. & SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Valuation assumptions

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123(R) using the prospective transition method. Under that transition method, compensation cost recognized in 2006, 2007 and 2008 includes compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R).  Prior to the adoption of SFAS 123(R), the Company used the minimum value method of measuring stock options for the pro forma disclosure under SFAS 123.

The fair value of each Series H preferred stock option award granted from the Company’s stock option plan during the years ended December 31, 2006 and 2007 was estimated at the date of grant using the Black-Scholes-Merton option pricing model, assuming no expected dividends and the weighted average assumptions in the following table.  No Series H preferred stock options were issued during 2008. For common stock options issued during 2006, 2007 and 2008, the value of the underlying common stock was zero; therefore, no fair value was assigned to those options.

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

GRANDE COMMUNICATIONS HOLDINGS, INC. & SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

A summary of option activity under the 2000 Stock Incentive Plan during the year ended December 31, 2008 is presented in the following table.

	Common Stock Options			Preferred Stock Options
	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)
Outstanding as of December 31, 2007	51,228,618	$0.08	5.6	27,775,000	$0.10	8.5
Granted	1,058,000	0.05		—	—
Exercised	(108,132)	0.05		—	—
Expired	(8,793,360)	0.18		(1,870,833)	0.10
Forfeited	(1,985,654)	0.05		(2,679,168)	0.10

Outstanding as of December 31, 2008	41,399,472	0.06	4.7	23,224,999	0.10	7.3

Vested as of December 31, 2008	34,983,849	0.07	4.2	14,868,743	0.10	7.2
Exercisable as of December 31, 2008	34,855,599	0.07	4.2	11,368,743	0.10	7.1

The following table summarizes information concerning option activity during the years ended December 31, 2006, 2007 and 2008:

	2006	2007	2008

Common Stock Options:

Weighted average fair value of options granted	$0.02	$—	$—
Intrinsic value of options exercised	—	—	—
Fair value of options vested based on grant date fair value	—	—	—

Preferred Stock Options:

Weighted average fair value of options granted	$0.07	$0.06	N/A
Intrinsic value of options exercised	N/A	N/A	N/A
Fair value of options vested based on grant date fair value	$70,000	$661,537	$443,410

On May 3, 2006, the compensation committee of the board of directors approved the repricing of all common stock options outstanding to current employees to an exercise price of $0.05 per share. The Company recognized no additional compensation expense as a result of this modification due to the options having no fair value.

Total compensation costs related to stock options were $0.4 million, $0.6 million and $0.4 million for the years ended December 31, 2006, 2007 and 2008, respectively. As of December 31, 2008, $0.3 million of unrecognized compensation costs related to non-vested option grants are expected to be recognized over the course of the following three years. Upon share option exercise, new shares are issued as opposed to treasury shares.

GRANDE COMMUNICATIONS HOLDINGS, INC. & SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

10. Commitments and Contingencies

Capital Leases

The Company has entered into significant capital leases for office buildings and billing software. In 2007 and 2008, the Company entered into capital leases to finance the purchase of various customer premise equipment and computer software and equipment. The leases expire in varying years through 2024. Capital leases consist of the following as of December 31, 2007 and 2008:

	2007	2008
	(in thousands)
Capital leases	$17,140	$17,785
Less-current portion	(3,548)	(4,405)

Capital leases, net of current portion	$13,592	$13,380

Scheduled payments for the capital leases as of December 31, 2008 are as follows (in thousands):

2009	$5,963
2010	2,926
2011	1,772
2012	1,748
2013 and thereafter	18,647

Total minimum lease payments	31,056
Amounts representing interest	(13,271)

Present value of net minimum lease payments	17,785
Less current maturities	(4,405)

Total long term capital lease	$13,380

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

Future minimum rental payments required under the operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2008, are as follows (in thousands):

2009	$4,012
2010	2,902
2011	2,200
2012	1,948
2013 and thereafter	8,947

Total minimum lease payments	$20,009

GRANDE COMMUNICATIONS HOLDINGS, INC. & SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Total rental expense for all operating leases was approximately $5.8 million, $5.4 million and $5.2 million for 2006, 2007 and 2008, respectively.

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

Under the SICFA, among other things, Grande makes quarterly franchise fee payments to each municipality where it provides cable TV service of five percent of its gross cable service revenues and reports its subscriber count in each municipality. Franchise fees collected from the Company’s customers and remitted to local franchise authorities were approximately $2.5 million, $2.9 million, and $3.2 million during the years ended December 31, 2006, 2007, and 2008, respectively, and are reported as revenues and cost of revenues, respectively.

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

Maintenance Agreements

The Company has entered into numerous agreements for the maintenance of leased fiber optic capacity. Future amounts due under these agreements as of December 31, 2008 are as follows (in thousands):

2009	$1,227
2010	1,046
2011	1,046
2012	1,046
2013 and thereafter	8,325

Total	$12,690

GRANDE COMMUNICATIONS HOLDINGS, INC. & SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Purchase Commitments

During January 2005, the Company entered into a minimum purchase agreement with a vendor, as amended, for the purchase of $5.6 million of fiber optic equipment and installation and maintenance services through December 31, 2008. If the Company does not make the minimum purchases through the expiration or termination of this agreement, the Company will be required to pay a fee of 30% of the remaining unfulfilled amount. Purchases under this agreement were $1.0 million, $0.5 million, and $0.2 million during the years ended December 31, 2006, 2007 and 2008, respectively. Approximately $2.2 million remains outstanding as of December 31, 2008. The Company is currently in the process of finalizing an extension of the purchase agreement through December 31, 2009.

Employment Agreements

The Company has entered into employment agreements with three of the Company’s senior executives for an indefinite term, subject to continued employment with the Company.  As of December 31, 2008, estimated benefits that would have been payable to the senior executives if an event triggering a termination without cause by the Company or for good reason by the senior executive had occurred was $0.9 million in the aggregate.

 11. Concentration of Credit Risk

Certain financial instruments potentially subject the Company to concentrations of credit risk. These financial instruments consist primarily of trade receivables, cash and temporary cash investments.

The Company places its cash and temporary cash investments with high credit quality financial institutions and limits the amount of credit exposure to any one financial institution. The Company also periodically evaluates the creditworthiness of the institutions with which it invests. At December 31, 2008, the Company does maintain certain invested balances in excess of federally insured limits.

The Company’s trade receivables reflect a customer base primarily centered in Texas. The Company routinely assesses the financial strength of its customers and generally does not require collateral. As a consequence, concentrations of credit risk are limited.

12. Employee Benefit Plan

The Company has a 401(k) plan for its employees. All employees over the age of 18 are eligible to participate in the plan. The Plan provides for discretionary matching by the Company. During 2006, 2007 and 2008, the Company made discretionary matching cash contributions to the plan of approximately $0.7 million in 2006 and approximately $0.8 million in both 2007 and 2008.   Effective January 2009 until otherwise determined, the Company suspended matching employees’ contributions to the 401(k) plan, applicable to all employees, as part of a company wide cost reduction initiative.

GRANDE COMMUNICATIONS HOLDINGS, INC. & SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

13. Quarterly Financial Information—Unaudited

2007	1st Quarter (1)	2nd Quarter (1)	3rd Quarter	4th Quarter
Revenues	$48,395	$49,852	$49,348	$49,551
Operating loss	(3,195)	(5,554)	(6,304)	(6,618)
Net loss	(9,736)	(12,058)	(13,637)	(15,101)
Basic and diluted loss per common share	(0.77)	(0.96)	(1.08)	(1.20)

2008	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenues	$49,886	$52,009	$51,963	$51,413
Operating loss	(5,052)	(3,787)	(7,180)	(3,742)
Net loss	(12,764)	(11,194)	(14,861)	(11,541)
Basic and diluted loss per common share	(1.00)	(0.88)	(1.16)	(0.90)

_______________
(1) The presentation of Texas gross margin tax has been reclassified to conform to current presentation.  Texas gross margin tax is presented separately as income tax expense instead of being included in sales, general and administrative expense.