Form 10-Q
period 2009-03-31
Grande Communications Holdings, Inc.
filed 2009-05-14
CIK 1290729

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-Q
___________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the transition period from                      to

Commission file number 333-115602
___________________
Grande Communications Holdings, Inc.
(Exact name of registrant as specified in its charter)
___________________

Delaware	74-3005133
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

401 Carlson Circle, San Marcos, TX	78666
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number including area code: (512) 878-4000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). *    Yes ☐    No ☐

* The registrant is not subject to the requirements of Rule 405 of Regulation S-T at this time.

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

The number of shares of the registrant’s Common Stock outstanding as of April 30, 2009 was 12,784,072.

GRANDE COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARY

Index

PART I FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS
GRANDE COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands, except share data)

	December 31, 2008	March 31, 2009
		(unaudited)
Assets
Current assets:
Cash and cash equivalents, net of restricted cash of $3,129	$26,988	$36,809
Accounts receivable, net of allowance for doubtful accounts of $1,311 and $1,358	17,047	15,860
Prepaid expenses and other current assets	2,090	2,639

Total current assets	46,125	55,308
Property, plant and equipment, net of accumulated depreciation of $368,907 and $382,843	223,034	213,505
Intangible assets, net of accumulated amortization of $1,661 and $1,721	1,154	1,093
Debt issue costs, net	3,203	2,940
Restricted cash	3,129	3,129
Deposits and other long-term assets	790	774
Total assets	$277,435	$276,749
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$13,111	$14,044
Accrued liabilities	15,938	15,231
Accrued interest payable	6,755	13,510
Deferred revenue and customer deposits	7,598	8,211
Current portion of long-term debt	1,655	1,542
Current portion of capital lease obligations	4,405	6,374
Total current liabilities	49,462	58,912
Deferred rent	1,177	1,161
Deferred revenue	4,759	5,038
Capital lease obligations, net of current portion	13,380	14,340
Long term debt, net of current portion	189,629	189,646
Total liabilities	258,407	269,097
Stockholders’ equity:
Senior series preferred stock:
Series G preferred stock, $0.001 par value per share; 34,615,384 shares authorized, 34,615,330 shares issued and outstanding; liquidation preference of $134,999,787	35	35
Junior series preferred stock:
Series A preferred stock, $0.001 par value per share; 232,617,839 shares authorized, 232,617,838 shares issued and outstanding; liquidation preference of $232,617,838	233	233
Series B preferred stock, $0.001 par value per share; 20,833,333 shares authorized, issued and outstanding; liquidation preference of $25,000,000	21	21
Series C preferred stock, $0.001 par value per share; 30,000,000 shares authorized, 17,005,191 shares issued and outstanding; liquidation preference of $20,406,229	17	17
Series D preferred stock, $0.001 par value per share; 115,384,615 shares authorized, 114,698,442 shares issued and outstanding; liquidation preference of $149,107,975	115	115
Series E preferred stock, $0.001 par value per share; 8,000,000 shares authorized, 7,999,099 shares issued and outstanding; liquidation preference of $19,997,748	8	8
Series F preferred stock, $0.001 par value per share; 12,307,792 shares authorized, 11,758,278 shares issued and outstanding; liquidation preference of $15,285,761	12	12
Series H preferred stock, $0.001 par value per share; 30,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value per share; 786,835,883 shares authorized, 13,284,072 shares issued, and 12,784,072 shares outstanding, as of December 31, 2008 and March 31, 2009	13	13
Additional paid-in capital	509,696	509,767
Treasury stock, at cost	(5)	(5)
Accumulated deficit	(491,117)	(502,564)
Total stockholders’ equity	19,028	7,652
Total liabilities and stockholders’ equity	$277,435	$276,749

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

GRANDE COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In thousands, except per share data)

	Three Months Ended March 31,
	2008	2009
Operating revenues	$49,886	$51,763
Operating expenses:
Cost of revenues (excluding depreciation and amortization)	16,855	18,193
Selling, general and administrative	22,790	20,868
Provision for doubtful accounts	624	614
Depreciation and amortization	14,669	15,492
Total operating expenses	54,938	55,167
Operating loss	(5,052)	(3,404)
Other income (expense):
Interest income	329	18
Interest expense, net of capitalized interest	(7,792)	(7,891)
Net gain on sale/disposal of assets	30	134
Other expense	—	(12)
Total other income (expense)	(7,433)	(7,751)
Loss before income tax expense	(12,485)	(11,155)
Income tax expense	(279)	(292)
Net loss	$(12,764)	$(11,447)
Basic and diluted net loss per share	$(1.00)	$(0.90)
Basic and diluted weighted average common shares outstanding	12,733	12,784

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

GRANDE COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Three Months Ended March 31,
	2008	2009
Cash flows from operating activities:
Net loss	$(12,764)	$(11,447)
Adjustment to reconcile net loss to net cash provided by operating activities:
Depreciation	14,608	15,431
Amortization of intangible and other assets	61	65
Amortization of deferred financing costs	263	263
Provision for doubtful accounts	624	614
Amortization of debt discounts/premiums	299	347
Non-cash compensation expense	113	71
Net gain on sale/disposal of assets	(30)	(134)
Changes in operating assets and liabilities:
Accounts receivable	1,294	592
Prepaid expenses and other assets	(955)	(533)
Accounts payable	100	1,527
Accrued liabilities and interest payable	4,544	6,048
Deferred rent, revenue and customer deposits	440	210
Net cash provided by operating activities	8,597	13,054
Cash flows from investing activities:
Purchases of property, plant and equipment	(8,545)	(5,457)
Proceeds from sale of assets	84	136
Net cash used in investing activities	(8,461)	(5,321)
Cash flows from financing activities:
Proceeds from sale leaseback arrangement	—	4,532
Payments of long-term debt and capital lease obligations	(1,259)	(1,850)
Net borrowings (repayments) on zero-balance cash account	(533)	(594)
Other financing activity	5	—
Net cash provided by (used in) financing activities	(1,787)	2,088
Net change in cash and cash equivalents	(1,651)	9,821
Cash and cash equivalents, beginning of period	48,138	26,988
Cash and cash equivalents, end of period	$46,487	$36,809
Non-cash investing and financing activity:
Capital lease obligations	$26	$4,336

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

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the rules and regulations of the Securities and Exchange Commission (the “SEC”) that permit reduced disclosure for interim periods. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, these condensed consolidated financial statements contain all adjustments, consisting of normal, recurring adjustments necessary for a fair presentation of the financial position of the Company as of March 31, 2008 and 2009, and for the three months ended March 31, 2008 and 2009. Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ended December 31, 2009. The December 31, 2008 balance sheet is derived from the audited financial statements for the year ended December 31, 2008. These interim financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2008 and notes thereto, together with management’s discussion and analysis of financial condition and results of operations contained in the Company’s Annual Report for the year ended December 31, 2008 on Form 10-K filed with the SEC on March 20, 2009.

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

As described under Note 5 “Long Term Debt” below, the Company’s 14% senior notes due April 1, 2011 (“senior notes”) are governed by the indenture between the Company and U.S. Bank National Association, as Indenture Trustee, dated March 23, 2004 (“Indenture”). The Indenture contains a covenant restricting certain capital expenditures if such expenditures would result in the Company having less than $20 million in cash and cash equivalents after giving effect to such expenditures. If cash and cash equivalents fall below $20 million, the Company would not be permitted to make certain capital expenditures until such time as cash and cash equivalents, including such proposed certain capital expenditures, increase above $20 million.  If the Company made certain capital expenditures that would cause cash and cash equivalents to fall below $20 million, the Company would be required to notify the Trustee of such default.  If the Company receives notification from the Trustee or holders of at least 25% in aggregate principal amount of the then outstanding senior notes, the Company would have 60 days to comply with the covenant.   If after 60 days, the Company has not complied with the covenant, the senior notes may be declared due and payable immediately by notice from the Trustee or holders of at least 25% in aggregate principal amount of the then outstanding senior notes. This covenant could adversely affect the Company’s ability to make planned capital expenditures.  Cash and cash equivalents were $36.8 million at March 31, 2009.

Index

The Company expects that the available cash and cash equivalents and cash generated from operations will be sufficient to fund existing operations, planned capital spending and other commitments over the next twelve months through March 31, 2010. The Company also believes that over the next twelve months through March 31, 2010 it will manage its cash position above $20 million in accordance with the covenant restricting certain capital expenditures set forth in the Indenture. The Company’s current business plan is based on estimates regarding expected future costs and expected revenues. Actual costs may exceed or revenues may fall short of the estimates, the estimates may change, and future developments may affect the estimates. Any of these factors may increase the need for funds, which would require the Company to consider asset sales or seek additional financing to fund operations, to undertake initiatives not contemplated by the current business plan or obtain additional cushion against possible shortfalls. Future financings may include a range of different sizes or types of financing, including capital lease transactions and the sale of additional debt or equity securities. These financings could increase the Company’s level of indebtedness or result in dilution to the equity holders. Additionally, the Company can call the existing senior notes at any time giving the Company the near term ability to refinance the senior notes in the event better pricing and terms were available to the Company in the market. However, the Company may not be able to raise additional funds on favorable terms or at all. The Company’s ability to obtain additional financing depends on several factors, including: future market conditions and the state of the credit markets; the Company’s success or lack of success in penetrating the markets the Company serves and growing overall income; the Company’s future creditworthiness; and restrictions contained in agreements with the Company’s investors or lenders, including the restrictions contained in the Indenture.

Recent Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) Statement of Financial Accounting Standard (“SFAS”) No. 107-1 and Accounting Principles Board 28-1 “Interim Disclosures about Fair Value of Financial Instruments”. The FSP amends SFAS No. 107 “Disclosures about Fair Value of Financial Instruments” to require an entity to provide disclosures about fair value of financial instruments in interim financial information. This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. This Statement does not impact the consolidated financial results as it is disclosure-only in nature. The Company will include the required disclosures in its quarter ending June 30, 2009.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations (“SFAS 141(R)”). SFAS 141(R) will significantly change the accounting for business combinations. Under SFAS 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS 141(R) will change the accounting treatment for certain specific acquisition related items including: (1) expensing acquisition related costs as incurred; (2) valuing noncontrolling interests at fair value at the acquisition date; and (3) expensing restructuring costs associated with an acquired business. SFAS 141(R) also includes a substantial number of new disclosure requirements. SFAS 141(R) is to be applied prospectively to business combinations for which the acquisition date is on or after January 1, 2009. There was no impact upon adoption, and its effects on future periods will depend on the nature and significance of business combinations subject to this statement.

In April 2009, the FASB issued FSP SFAS No. 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” This FSP requires that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated. If fair value cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with SFAS No. 5, “Accounting for Contingencies” and FASB Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss”. Further, the FASB removed the subsequent accounting guidance for assets and liabilities arising from contingencies from SFAS No. 141(R). The requirements of this FSP carry forward without significant revision the guidance on contingencies of SFAS No. 141, “Business Combinations” which was superseded by SFAS No. 141(R) (see previous paragraph). The FSP also eliminates the requirement to disclose an estimate of the range of possible outcomes of recognized contingencies at the acquisition date. For unrecognized contingencies, the FASB requires that entities include only the disclosures required by SFAS No. 5. This FSP was adopted effective January 1, 2009. There was no impact upon adoption, and its effects on future periods will depend on the nature and significance of business combinations subject to this statement.

Index

In April 2008, the FASB issued FSP FAS No. 142-3, “Determination of the Useful Life of Intangible Assets”. The FSP states that in developing assumptions about renewal or extension options used to determine the useful life of an intangible asset, an entity needs to consider its own historical experience adjusted for entity-specific factors. In the absence of that experience, an entity shall consider the assumptions that market participants would use about renewal or extension options. This FSP is to be applied to intangible assets acquired after January 1, 2009. The adoption of this FSP did not have an impact on the consolidated financial statements.

In November 2008, the FASB ratified EITF Issue 08-7, “Accounting for Defensive Intangible Assets”. A defensive intangible asset is an asset acquired in a business combination or in an asset acquisition that an entity does not intend to actively use. According to the guidance, defensive intangible assets are considered to be a separate unit of account and valued based on their highest and best use from the perspective of an external market participant. The company adopted EITF 08-7 on January 1, 2009. There was no impact upon adoption, and its effects on future periods will depend on the nature and significance of the business combinations subject to this statement.

2. Net Loss Per Share

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

For the three months ended March 31, 2008 and 2009, the Company reported a net loss; therefore, the following equivalent shares of common stock were not included in the computation of diluted EPS, as their effect was anti-dilutive:

	Three Months Ended March 31,
	2008	2009
Convertible preferred stock	439,527,511	439,527,511
Common stock warrants	152,107,016	152,107,016
Common stock options	50,157,178	40,402,046
Series H preferred stock options	26,415,110	22,691,110
Total anti-dilutive shares	668,206,815	654,727,683

3. Accrued Liabilities

Accrued liabilities consist of the following:

	December 31, 2008	March 31, 2009
	(in thousands)
Accrued property taxes	$3,829	$1,752
Accrued compensation	2,660	3,200
Accrued taxes—other	3,171	3,525
Accrued programming	3,045	3,389
Accrued other	3,233	3,365
Accrued liabilities	$15,938	$15,231

Index

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

In March 2006 and July 2007, Grande Communications Holdings, Inc. (“Holdings”) raised net proceeds of approximately $30.5 million and $25.8 million, respectively, in a private placement of an additional $32 million and $25 million, respectively, in aggregate principal amount of senior notes. These additional senior notes were issued under the Indenture and are part of the same series of senior notes as those issued in March 2004.

Holdings’ subsidiary, Grande Communications Networks, Inc. (the “Subsidiary Guarantor”), has unconditionally guaranteed, jointly and severally, the payment of the principal, premium and interest (including any additional interest on the senior notes) on a senior secured basis. Holdings is a holding company with no independent assets and conducts all of its operations through the Subsidiary Guarantor and is therefore dependent on the receipt of funds from the Subsidiary Guarantor to pay the interest and principal on the senior notes.  Limitations or restrictions contained in the Indenture could adversely affect Holdings’ ability to make such payments on the senior notes.

The senior notes and the Subsidiary Guarantor’s guarantees thereof are secured by a first priority perfected security interest, subject to certain permitted encumbrances, in substantially all of the Subsidiary Guarantor’s property and assets, including substantially all of its property, plant and equipment.

The senior notes may be redeemed, at Holdings’ election, as a whole or from time to time in part at any time upon not less than 10 nor more than 60 days’ notice to each holder of senior notes to be redeemed, subject to the conditions and at the redemption prices (expressed as percentages of principal amount) set forth below, together with accrued and unpaid interest and Liquidating Damages (as defined in the Indenture), if any, to the applicable redemption date.

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

6. Commitments and Contingencies

Capital Leases

During January 2009, the Company sold various customer premise equipment for $4.5 million cash.  Concurrent with the sale, the Company leased the customer premise equipment back for a period of two years at a monthly rental of $0.2 million. The Company also has an option to repurchase the customer premise equipment for its then fair value at the expiration of the lease. The transaction has been recorded as a financing transaction rather than as a sale, and the customer premise equipment and related accounts will continue to be recognized in the accompanying financial statements. The gain on sale of the customer premise equipment of $0.8 million has been deferred and will be recognized over the term of the lease.

The future minimum lease payments under the terms of the related lease agreement as of March 31, 2009 are as follows (in thousands):

2009	$1,744
2010	2,325
2011	581
Total minimum lease payments	$4,650

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

Index

The Company utilizes self-insurance with respect to employee medical coverage. Such self-insurance is provided in connection with a plan that includes certain stop-loss coverage on a per employee basis. The Company estimates the liability for claims incurred but not yet reported based on Company experience. Additionally, the Company utilizes self-insurance for its distribution line equipment. Management believes that the risk of loss related to this equipment is not significant; therefore, losses are recognized when incurred.

7. Subsequent Events

Interest Payment

On April 1, 2009, the Company paid $13.5 million of interest due on the senior notes.  The Company’s cash and cash equivalents, as of April 30, 2009 subsequent to the interest payment on the senior notes, were $24.2 million.

Index

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains statements about future events, including without limitation, information relating to business development activities, as well as capital spending, financing sources and the effects of regulation and increased competition. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements can sometimes be identified by our use of forward-looking words such as “expect,” “should,” “may,” “will,” “anticipate,” “estimate,” or “intend” and other similar words or phrases. Similarly, statements that describe our objectives, plans or goals are or may be forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be different from any future results, performance or achievements expressed or implied by these statements. You should review carefully all of the information, in this quarterly report on Form 10-Q, including the financial statements.

These risks and uncertainties include, without limitation, those discussed under Item 4A.  “Risk Factors” in our annual report on Form 10-K filed with the SEC on March 20, 2009 and those discussed below under Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. In addition, the following important factors could affect future results, causing actual results to differ materially from those expressed in the forward-looking statements:

•	our dependence on existing management;

•	general economic conditions, including the availability of, and our ability to obtain additional funding, if necessary;

•	an act of terrorism in the United States of America;

•	changes in federal or state telecommunications laws or the administration of such laws;

•	our ability to obtain and retain enough customers for our services to offset the costs of operating our networks;

•
our ability to compete effectively depends on our ability to keep pace with advances in technology and maintain high-quality services at prices generally equal to or below those charged by our competitors; and

•	increasing programming and other costs.

These factors and the other risk factors discussed in this quarterly report on Form 10-Q are not necessarily all of the important factors that could cause our actual results to differ materially from those expressed in any of the forward-looking statements. Other unknown or unpredictable factors also could have material adverse effects on our future results. The forward-looking statements included in this quarterly report on Form 10-Q are made only as of the date of this quarterly report. We cannot ensure that any projected results or events will be achieved. We have no intention, and disclaim any obligation, to publicly update or revise any forward-looking statements, whether as a result of new information, future results or otherwise, except as required by law.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis should be read in conjunction with our Condensed Consolidated Financial Statements and Notes thereto included herewith and with our Management’s Discussion and Analysis of Financial Condition and Results of Operations and Consolidated Financial Statements and Notes thereto for the three-year period ended December 31, 2008, included in our Annual Report on Form 10-K filed with the SEC on March 20, 2009.

Unless we indicate otherwise, references below to “we,” “us,” “our,” “the Company” and “Grande” mean Grande Communications Holdings, Inc. and its consolidated subsidiary, Grande Communications Networks, Inc., taken as a whole.

Index

Overview

Grande’s primary business is providing a bundled package of video, voice, and HSD and other services to residential and business customers in Texas. We provide these services in seven markets in the state of Texas using local broadband networks that we acquired and/or constructed. We refer to the homes and businesses that our network is capable of providing services to as “marketable homes passed.” We believe that an important measure of our growth potential is the number of marketable homes passed by our networks and the marketable homes we are able to pass in the future in the markets in which we currently operate. Marketable homes passed are the number of residential and business units, such as single residential homes, apartment units and condominium units, passed by our networks. Since 2001, we have grown our marketable homes passed through acquisitions and the construction of our networks. The expansion of our networks has, in turn, allowed us to pursue a retail strategy of offering bundled video, voice and HSD services to residential and business customers. As of March 31, 2008 and 2009, we had the ability to market services to 340,554 and 340,999 distinct homes and businesses over our networks, respectively, and had 147,267 and 146,433 residential and business customers, respectively. Operating revenues from bundled services were $41.1 million and $43.6 million for the three months ended March 31, 2008 and 2009, respectively.  We have continued to grow our bundled services to commercial business customers by 22% to $6.7 million during the three months ended March 31, 2009 compared to $5.5 million during the three months ended March 31, 2008.

We have derived an increasing percentage of our revenues from our bundled services and we expect this trend to continue. Because of our local networks and existing fixed infrastructure, we believe we can continue to grow our business within the markets in which we currently operate.

In addition, we have leveraged our retail metro network build-out with the 2003 acquisition of a long haul fiber optic network to allow us to provide broadband transport services to medium and large enterprises and communications carriers. Operating revenues for broadband transport services were $2.6 million and $3.1 million for the three months ended March 31, 2008 and 2009, respectively.

In July 2000, when our network construction was still in a very early stage, we acquired substantially all of the assets of Thrifty Call, Inc. which had an established telephone and data network that has served as the Company’s platform for the provisioning of residential voice and HSD services and is also the platform that provides wholesale network services to medium and large enterprises and communications carriers in the wholesale market. Operating revenues for network services were $6.2 million and $5.1 million for the three months ended March 31, 2008 and 2009, respectively.

Our network services are primarily provided using our existing infrastructure and personnel. By leveraging our brand, communications infrastructure, voice and data volume, and personnel that predominantly support our core retail business and its products, we have gained efficiencies of scale by offering telecommunications and HSD products into wholesale markets.

As previously announced, our board of directors has authorized the Company to explore all of its strategic alternatives to enhance stockholder value.  The board of directors will continue to work with the Company’s management team and its legal and financial advisors to evaluate the Company’s available alternatives. There can be no assurance that the exploration of strategic alternatives will result in the Company adopting or approving any strategic alternative.  We undertake no obligation to make any further announcements regarding the exploration of strategic alternatives unless and until a final decision is made.

We have incurred net losses for the past five years and expect to continue to incur net losses in the future. As a result, the Company had federal net operating loss carry-forwards of approximately $467 million as of December 31, 2008 and has established a valuation allowance equal to the net deferred tax asset due to uncertainties regarding the realization of the deferred tax asset based on our lack of earnings history. Utilization of the net operating losses may be subject to a substantial annual limitation due to the “change in ownership” provisions of the Internal Revenue Code of 1986. The annual limitation may result in the expiration of net operating losses before utilization.

Index

However, we had positive Adjusted EBITDA during the past five years as well as for each of the three months ended March 31, 2008 and 2009. See “Non-GAAP Financial Measures” below for a discussion of this non-GAAP measure of our operating performance as well as our use of Adjusted EBITDA.

Our financial results depend upon many factors that significantly affect our results of operations including, without limitation:

•	general economic conditions, including the availability of, and our ability to obtain additional funding, if necessary;

•	our ability to obtain and retain enough customers for our services to offset the costs of operating our networks;

•
our ability to compete effectively depends on our ability to keep pace with advances in technology and maintain high-quality services at prices generally equal to or below those charged by our competitors; and

•	increasing programming and other costs.

Availability of Capital

As described more fully under “Liquidity and Capital Resources” below, we expect that current principal sources of capital going forward will primarily be cash on hand and cash flow from operations. If our cash position falls below the $20 million required by the covenant set forth in the indenture between the Company and U.S. Bank National Association, as Indenture Trustee, dated March 23, 2004 (“Indenture”), we will be prohibited from making certain capital expenditures. Cash and cash equivalents at March 31, 2009 were approximately $36.8 million and were approximately $24.2 at April 30, 2009 subsequent to the interest payment on the senior notes. Provided that we meet our cash flow projections in our current business plan and current economic market conditions do not continue to deteriorate as described under caption “Item 1A Risk Factors” in our Annual Report on Form 10-K, filed with the SEC on March 20, 2009, we expect that our available cash and cash equivalents and cash generated from operations will be sufficient to fund our existing operations, planned capital spending and other commitments over the next twelve months through March 31, 2010.

Marketable Homes Passed, Customers and Connections

We report marketable homes passed as the number of residential and business units, such as single family residence homes, apartments and condominium units, passed by our networks.  As of March 31, 2008 and 2009, our networks passed 340,554 and 340,999 marketable homes, respectively, and we had 147,267 and 146,433 residential and business customers, respectively.

Because we deliver multiple services to our customers, we report our total number of connections for video, voice, HSD and other services in addition to our total number of customers. We count each video, voice, HSD and other service purchase as a separate connection. For example, a single customer who purchases video, voice and HSD service would count as three connections. Similarly, a single customer who purchases our HSD service and our voice service would count as two connections. We do not record the purchase of long distance telephone service by a local telephone customer or digital cable services by an analog cable customer as additional connections. However, we do record each purchase of an additional telephone line by a local telephone customer as an additional connection. As of March 31, 2008 and 2009, we had 315,483 and 317,778 connections, respectively.

Index

Operating Data —Bundled Services

	Quarter Ended
	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008	March 31, 2009
Operating Data:
Marketable homes passed	340,554	340,443	340,048	340,681	340,999
Customers	147,267	146,265	146,513	146,210	146,433
Number of connections:
Video	101,481	100,578	101,673	101,864	101,744
Voice	115,635	115,095	115,078	114,512	113,208
HSD and other	98,367	99,099	101,000	101,502	102,826
Total connections	315,483	314,772	317,751	317,878	317,778
Average monthly revenue per:
Customer – bundled services	$93.49	$95.43	$96.22	$98.09	$99.34
Video connection	57.81	58.31	57.45	58.16	60.49
Voice connection	40.60	40.85	41.38	41.15	40.58
HSD and other connection	33.31	34.46	35.11	36.65	36.80

Results of Operations (in millions)

	Three Months Ended March 31,
	2008	Percent of Operating Revenues	2009	Percent of Operating Revenues	2008 to 2009 Variance
Consolidated Financial Data:
Operating revenues:
Video	$17.4	35%	$18.4	35%	$1.0
Voice	14.0	28	13.9	27	(0.1)
HSD and other	9.7	19	11.3	22	1.6
Bundled services	41.1	82	43.6	84	2.5
Broadband transport services	2.6	5	3.1	6	0.5
Network services	6.2	13	5.1	10	(1.1)
Total operating revenues	49.9	100	51.8	100	1.9
Operating expenses:
Cost of revenues (excluding depreciation and amortization)	16.9	34	18.2	35	1.3
Selling, general and administrative	22.8	46	20.9	40	(1.9)
Provision for doubtful accounts	0.6	1	0.6	1	—
Depreciation and amortization	14.7	29	15.5	30	0.8
Total operating expenses	55.0	110	55.2	106	0.2
Operating loss	(5.1)	(10)	(3.4)	(6)	1.7
Other income (expense):
Interest income	0.3	1	—	—	(0.3)
Interest expense, net of capitalized interest	(7.8)	(16)	(7.9)	(15)	(0.1)
Net gain on sale/disposal of assets	0.1	—	0.1	—	—
Other expense	—	—	—	—	—
Total other income (expense)	(7.4)	(15)	(7.8)	(15)	(0.4)
Loss before income tax expense	(12.5)	(25)	(11.2)	(21)	1.3
Income tax expense	(0.3)	(1)	(0.3)	(1)	—
Net loss	$(12.8)	(26)%	$(11.5)	(22)%	$1.3

Index

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2009

Operating Revenues. Our operating revenues increased $1.9 million, or 4%, during the three months ended March 31, 2009. This increase was driven primarily by a $2.5 million increase in bundled services revenue and a $0.5 million increase in broadband transport services revenue, partially offset by a $1.1 million decrease in our revenues from network services.

Operating revenues for our bundled services increased $2.5 million, or 6%, during the three months ended March 31, 2009. The increased revenues from bundled services were primarily due to an increase in the average monthly revenue per connection as described below for the annual cable rate increases, an increase in average HSD rates as customers choose higher speed service offerings, and, to a lesser extent a 1% growth in the number of connections, from 315,483 as of March 31, 2008 to 317,778 as of March 31, 2009.  The additional connections and revenues resulted primarily from the continued increase in penetration of existing marketable homes and businesses and to a lesser extent, sales to new marketable homes built during the period from April 1, 2008 through March 31, 2009.

Operating revenues for our video services increased $1.0 million, or 6%, during the three months ended March 31, 2009. Approximately 69% of the $1.0 million increase in video revenues was due to our annual rate increase, which occurred in January 2009, with the remainder due to increased connections and an increased number of customers adding premium services and advanced services, such as HD and DVR. Video services revenues from commercial business customers remained flat at $0.3 million during both the three months ended March 31, 2008 and 2009.

Operating revenues for our voice services decreased $0.1 million, or 1%, during the three months ended March 31, 2009.  While we have experienced a decrease in residential voice services revenue due to competitive pressures and changing consumer preferences, as more customers choose to adopt VoIP products or use their wireless phones as their primary phone line, our voice services revenues from commercial business customers have increased $0.5 million, or 14%, to $4.1 million during the three months ended March 31, 2009 compared to $3.6 million during the three months ended March 31, 2008.

Operating revenues for our HSD and other services increased $1.6 million, or 16%, during the three months ended March 31, 2009 primarily due to a 10% increase in average monthly revenue per connection as customers choose higher speed service offerings as well as a 5% increase in the number of connections.  HSD services revenues from commercial business customers increased $0.7 million, or 44%, to $2.3 million during the three months ended March 31, 2009 compared to $1.6 million during the three months ended March 31, 2008.

Operating revenues for our broadband transport services increased $0.5 million, or 19%, during the three months ended March 31, 2009 as a result of an increase in volume from existing customers as well as moderate new customer growth.

Operating revenues for our network services decreased $1.1 million, or 18% during the three months ended March 31, 2009. The decrease in network services revenues was primarily related to decreases in revenue from data services of $0.7 million as the result of decreases in customer volume.  We’ve also experienced a $0.3 million decrease in revenue from transmission services to carriers and other telecommunications companies due to a decrease in volume, partially offset by an increase in rates per minute.  Common carrier traffic routed to us for termination is largely dependent on traffic routed to our common carrier customers by their customers. Competitive pricing pressures, business consolidations, and changing consumer preferences for voice services continue to evolve in the markets served by our common carrier customers. If, as a result, our customers’ traffic is reduced, or if their competitors’ costs to terminate or originate traffic are reduced, our traffic will also likely be reduced.

Cost of Revenues. Our cost of revenues increased $1.3 million, or 8% during the three months ended March 31, 2009. Cost of revenues related to video services increased approximately $1.6 million during the year ended December 31, 2008. The increases in video services costs were partially offset by a decrease of $0.2 million in costs supporting broadband transport services, voice services, HSD and other services, and certain network services such as access fees and other fees that we pay to other carriers to carry calls outside our networks and HSD transport costs.  Other costs of revenues that decreased $0.1 million related to costs associated with transmission services to carriers and other telecommunications companies and national directory assistance fees. The increase in direct costs of video services is primarily due to programming costs increases, which have been increasing on an aggregate basis due to an increase in connections and on a per connection basis due to an increase in costs per channel, as well as increases in retransmission fees.  We expect this trend to continue and may not be able to pass these higher costs on to customers because of competitive factors, which could adversely affect our operations.  The decrease in access and other carrier fees were associated with costs that are variable usage-based costs, which increase or decrease as customer usage varies.

Index

Selling, General and Administrative (“SG&A”) Expense. Our SG&A expense decreased $1.9 million, or 8%, during the three months ended March 31, 2009. SG&A expense decreased as a percentage of revenues from 46% to 40%. Decreases in SG&A expense related to employee compensation, employee benefits (primarily healthcare costs and 401k matching contributions), network repairs and maintenance, legal and other professional services, software licensing fees, sales and marketing expenses, and other miscellaneous expenses that decreased a total of approximately $2.1 million.  These decreases in SG&A expense were partially offset by an increase in other miscellaneous expenses, which increased a total of approximately $0.2 million. During the three months ended March 31, 2009, we implemented a company wide cost reduction initiative, which included a reduction in force and voluntary and involuntary unpaid employee furloughs as well as the suspension of certain elements of our compensation program such as our annual merit increase and matching of 401k contributions applicable to all employees of Grande.  These actions were the primary driver in the decrease in employee compensation and benefits during the three months ended March 31, 2009.

We expect our SG&A expense to decrease as a percentage of revenue during the year ending December 31, 2009 as compared to the year ended December 31, 2008 as we continue to focus on cost reductions.

Depreciation and Amortization Expense. Our depreciation and amortization expense increased $0.8 million, or 5%, during the three months ended March 31, 2009. The increase is related to capital lease transactions primarily associated with customer premise equipment and property, plant and equipment additions during the period from April 1, 2008 through March 31, 2009.  Partially offsetting the increase related to these additions were decreases in depreciation expense related to sales and dispositions as well as certain assets that became fully depreciated during the period from April 1, 2008 through March 31, 2009.

Non-GAAP Financial Measures

We use EBITDA and Adjusted EBITDA to measure our operating performance on net income (loss), the most directly comparable GAAP financial measure, before interest income, interest expense, income taxes, franchise taxes, depreciation and amortization, referred to as “EBITDA.” Adjusted EBITDA is equal to EBITDA plus non-cash compensation expense and other expense (income). EBITDA and Adjusted EBITDA are not measures of financial performance under GAAP. We believe EBITDA and Adjusted EBITDA are a useful measure of a company’s operating performance and that they are a significant basis for our management to use in measuring the operating performance of our business.

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

Index

Adjusted EBITDA increased $2.5 million, or 26%, during the three months ended March 31, 2009. The increase was primarily due to a $1.9 million increase in revenues as well as a combined decrease in provision for doubtful accounts and SG&A expense of approximately $1.9 million, excluding stock-based compensation, partially offset by a $1.3 million increase in costs of revenues.

The reconciliation of EBITDA/Adjusted EBITDA to net loss is as follows:

	Three Months Ended March 31,
	2008	2009
	(in thousands)
Net loss, as reported	$(12,764)	$(11,447)
Add back non-EBITDA/Adjusted EBITDA items included in net loss:
Interest income	(329)	(18)
Interest expense, net of capitalized interest	7,792	7,891
Income tax expense	279	292
Depreciation and amortization	14,669	15,492
EBITDA	9,647	12,210
Non-cash compensation expense	113	71
Other expense	—	12
Adjusted EBITDA	$9,760	$12,293

Liquidity and Capital Resources

Sources and Uses of Funds

Since inception, we have been funded primarily with private equity investments and issuance of debt securities. Our current primary sources of liquidity are cash on hand and cash flows from operating activities. As of March 31, 2009, we had total cash and cash equivalents of $36.8 million and long-term debt and capital lease obligations of $211.9 million outstanding, including the current portion, and net of discounts and premiums of $3.4 million. On April 1, 2009, we paid $13.5 million of interest due on our 14% senior notes due April 1, 2011 (“senior notes”).

Provided that we meet our cash flow projections in our current business plan and current economic market conditions do not continue to deteriorate as described under caption “Item 1A Risk Factors” in our Annual Report on Form 10-K, filed with the SEC on March 20, 2009, we expect that our available cash and cash equivalents and cash generated from operations will be sufficient to fund our existing operations, planned capital spending and other commitments over the next twelve months through March 31, 2010. As of March 31, 2009, we had a net working capital deficit of $(3.6) million, compared to a net working capital deficit of $(3.3) million as of December 31, 2008. The $0.3 million decrease in working capital resulted primarily from an $8.7 million increase in accrued interest payable on our senior notes and an increase in the current portion of capital lease obligations partially offset by a $9.2 million increase in current assets.

As described under “Contractual Obligations and Commercial Commitments” below, the Indenture contains a covenant restricting certain capital expenditures if such expenditures would result in us having less than $20 million in cash and cash equivalents after giving effect to such expenditures. If our cash and cash equivalents fall below $20 million, we would not be permitted to make certain capital expenditures until such time as our cash and cash equivalents, including such proposed certain capital expenditures, increase above $20 million.  If we made certain capital expenditures that would cause our cash and cash equivalents to fall below $20 million, we would be required to notify the Trustee of such default.  If we receive notification from the Trustee or holders of at least 25% in aggregate principal amount of the then outstanding senior notes, we would have 60 days to comply with the covenant.   If after 60 days, we have not complied with the covenant, the senior notes may be declared due and payable immediately by notice from the Trustee or holders of at least 25% in aggregate principal amount of the then outstanding senior notes. This covenant could adversely affect our ability to make planned capital expenditures. Cash and cash equivalents at March 31, 2009 were approximately $36.8 million and were approximately $24.2 at April 30, 2009 subsequent to the interest payment on the senior notes.

Index

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

Cash Flows from Operating Activities

Net cash provided by operating activities consisted of the following components:

	Three Months ended March 31,
	2008	2009
	(in thousands)
Cash collected from customers	$51,620	$52,565
Interest income received	329	18
Payments to vendors and employees	(42,877)	(39,003)
Interest expense paid	(475)	(526)
Net cash provided by operating activities	$8,597	$13,054

The increase in cash collected from customers is due to the increase in operating revenues and timing of collections.  The decrease in payments to vendors and employees is the result of the decrease in SG&A expenses requiring cash outlays and the timing of cash payments partially offset by the increase in cost of revenues.

Cash Flows from Investing Activities

Net cash used in investing activities consisted of the following components:

	Three Months ended March 31,
	2008	2009
	(in thousands)
Purchases of property, plant and equipment	$(8,545)	$(5,457)
Proceeds from sale of assets	84	136
Net cash used in investing activities	$(8,461)	$(5,321)

The decrease in capital expenditures during the three months ended March 31, 2009 primarily related to a reduction in purchases of customer premise equipment and network equipment.  See “Capital Expenditures” below for a more detailed discussion of capital expenditures.

Index

Cash Flows from Financing Activities

Net cash provided by (used in) financing activities consisted of the following components:

	Three Months ended March 31,
	2008	2009
	(in thousands)
Proceeds from sale leaseback arrangement	$—	$4,532
Payments of long-term debt and capital lease obligations	(1,259)	(1,850)
Net borrowings (repayments) on zero-balance cash account	(533)	(594)
Other financing activity	5	—
Net cash provided by (used in) financing activities	$(1,787)	$2,088

During January 2009, the Company sold various customer premise equipment for $4.5 million cash.  Concurrent with the sale, the Company leased the customer premise equipment back for a period of two years at a monthly rental of $0.2 million.

Capital Expenditures

We had capital expenditures of approximately $8.5 million and $5.5 million, including capitalized interest, during the three months ended March 31, 2008 and 2009, respectively. These capital expenditures relate to: network construction; initial installation costs; the purchase of customer premise equipment, such as cable set-top boxes and cable modems; corporate and network equipment, such as switching and transport equipment; and billing and information systems. The decrease in capital expenditures during the three months ended March 31, 2009 primarily related to a reduction in purchases of customer premise equipment and network equipment.

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

Contractual Obligations and Commercial Commitments

During the three months ended March 31, 2009, our aggregate contractual obligations decreased approximately $2.5 million compared to those previously described in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operation” under the caption “Contractual Obligations and Commercial Commitments” included in Grande’s Annual Report on Form 10-K for the year ended December 31, 2008, primarily as a result of $3.6 million in payments on equipment financing, capital and operating leases and maintenance obligations partially offset by increases in obligations of $6.1 million related to a new customer premise equipment capital lease and vehicle and office equipment operating leases as well as renewals of certain real estate operating leases,.

We are obligated to make payments under a variety of contracts and other commercial arrangements, including the following:

Long-term Debt and Equipment Financing. In March 2004, Grande Communications Holdings, Inc. (“Holdings”) completed a private placement offering for 136,000 units, with each unit consisting of (1) $1,000 of senior notes and (2) a warrant to purchase 100.336 shares of common stock. The senior notes mature on April 1, 2011 and accrue interest at the rate of 14% per annum with the interest payable semi-annually in cash in arrears on April 1 and October 1.  In March 2006 and July 2007, Holdings raised net proceeds of approximately $30.5 million and $25.8 million, respectively, in a private placement of an additional $32 million and $25 million, respectively, in aggregate principal amount of senior notes. These additional senior notes were issued under the Indenture and are part of the same series of senior notes as those issued in March 2004.

Index

Holdings’ subsidiary, Grande Communications Networks, Inc. (the “Subsidiary Guarantor”), has unconditionally guaranteed, jointly and severally, the payment of the principal, premium and interest (including any additional interest on the senior notes) on a senior secured basis. The senior notes and the Subsidiary Guarantor’s guarantees thereof are secured by a first priority perfected security interest, subject to certain permitted encumbrances, in substantially all of the Subsidiary Guarantor’s property and assets, including substantially all of its property, plant and equipment.

The senior notes may be redeemed, at Holdings election, as a whole or from time to time in part at any time upon not less than 10 nor more than 60 days’ notice to each holder of senior notes to be redeemed, subject to the conditions and at the redemption prices (expressed as percentages of principal amount) set forth below, together with accrued and unpaid interest and Liquidating Damages (as defined in the Indenture), if any, to the applicable redemption date.

April 1,	Percentage
2009	103.50%
2010 and thereafter	100.00%

If Holdings experiences specific kinds of change of control events, each holder of senior notes may require Holdings to repurchase all or any portion of such holder’s senior notes at a purchase price equal to 101% of the principal amount of the senior notes, plus accrued and unpaid interest to the date of repurchase.

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

During 2007, we completed equipment financing of $4.1 million with a term of 24 months which was utilized for the purchase of network equipment.  During December 2008, the term of the equipment financing was extended 12 months through March 2010. The financing is secured by the network equipment purchased with the proceeds of the borrowing and bears interest at an effective annual rate of approximately 15.3% with monthly payments equal to 4.2% multiplied by the total amount borrowed.  This financing is permitted under the Indenture governing the senior notes.

Capital Leases. We lease office and facilities space under leasing arrangements. We also have certain capital leases for customer premise equipment, telecom switching equipment, software, computers and office equipment.

Index

Operating Leases. We lease office space, vehicles and other assets for varying periods. Leases that expire are evaluated for renewal based on operational necessity.

Maintenance Agreements. We have numerous agreements for the maintenance of leased fiber optic capacity.

Purchase Commitments. During January 2005, we entered into a minimum purchase agreement, as amended, with a vendor for the purchase of fiber optic equipment and installation and maintenance services through December 31, 2009. If we do not make the minimum purchases through the expiration or termination of this agreement, we will be required to pay a fee of 30% of the remaining unfulfilled amount.  The balance as of March 31, 2009 was $2.2 million.

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

We have also entered into several employment agreements with key executives of the Company. For a discussion surrounding the terms of these agreements, please refer to Part III, Item 10 “Executive Compensation” under the caption “Employment Agreements, Severance Benefits and Change in Control Provisions” included in Grande’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

There have been no material changes to the critical accounting policies and estimates previously described in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operation” under the caption “Critical Accounting Policies and Estimates” included in Grande’s Annual Report on Form 10-K for the year ended December 31, 2008.

Recent Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) Statement of Financial Accounting Standard (“SFAS”) No. 107-1 and Accounting Principles Board 28-1 “Interim Disclosures about Fair Value of Financial Instruments”. The FSP amends SFAS No. 107 “Disclosures about Fair Value of Financial Instruments” to require an entity to provide disclosures about fair value of financial instruments in interim financial information. This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. This Statement does not impact the consolidated financial results as it is disclosure-only in nature. The Company will include the required disclosures in its quarter ending June 30, 2009.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations (“SFAS 141(R)”). SFAS 141(R) will significantly change the accounting for business combinations. Under SFAS 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS 141(R) will change the accounting treatment for certain specific acquisition related items including: (1) expensing acquisition related costs as incurred; (2) valuing noncontrolling interests at fair value at the acquisition date; and (3) expensing restructuring costs associated with an acquired business. SFAS 141(R) also includes a substantial number of new disclosure requirements. SFAS 141(R) is to be applied prospectively to business combinations for which the acquisition date is on or after January 1, 2009. There was no impact upon adoption, and its effects on future periods will depend on the nature and significance of business combinations subject to this statement.

Index

In April 2009, the FASB issued FSP SFAS No. 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” This FSP requires that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated. If fair value cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with SFAS No. 5, “Accounting for Contingencies” and FASB Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss”. Further, the FASB removed the subsequent accounting guidance for assets and liabilities arising from contingencies from SFAS No. 141(R). The requirements of this FSP carry forward without significant revision the guidance on contingencies of SFAS No. 141, “Business Combinations” which was superseded by SFAS No. 141(R) (see previous paragraph). The FSP also eliminates the requirement to disclose an estimate of the range of possible outcomes of recognized contingencies at the acquisition date. For unrecognized contingencies, the FASB requires that entities include only the disclosures required by SFAS No. 5. This FSP was adopted effective January 1, 2009. There was no impact upon adoption, and its effects on future periods will depend on the nature and significance of business combinations subject to this statement.

In April 2008, the FASB issued FSP FAS No. 142-3, “Determination of the Useful Life of Intangible Assets”. The FSP states that in developing assumptions about renewal or extension options used to determine the useful life of an intangible asset, an entity needs to consider its own historical experience adjusted for entity-specific factors. In the absence of that experience, an entity shall consider the assumptions that market participants would use about renewal or extension options. This FSP is to be applied to intangible assets acquired after January 1, 2009. The adoption of this FSP did not have an impact on the consolidated financial statements.

In November 2008, the FASB ratified EITF Issue 08-7, “Accounting for Defensive Intangible Assets”. A defensive intangible asset is an asset acquired in a business combination or in an asset acquisition that an entity does not intend to actively use. According to the guidance, defensive intangible assets are considered to be a separate unit of account and valued based on their highest and best use from the perspective of an external market participant. The company adopted EITF 08-7 on January 1, 2009. There was no impact upon adoption, and its effects on future periods will depend on the nature and significance of the business combinations subject to this statement.

Also refer to Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operation” under the caption “Recent Accounting Pronouncements” included in our Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes to our market risk since December 31, 2008.

Index

ITEM 4T.	CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer, who is our principal executive officer, and our Chief Financial Officer, who is our principal financial officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e), as applicable, under the Exchange Act) as of March 31, 2009. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2009, our disclosure controls and procedures are effective. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports that are filed under the Exchange Act, is accumulated and communicated to management, including our chief Executive Officer and our Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2009, there was no change in our internal control over financial reporting that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

In designing and evaluating the disclosure controls and procedures and internal control over financial reporting, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Index

PART II

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are subject to litigation in the normal course of our business. However, there are no pending proceedings which are currently anticipated to have a material adverse effect on our business, financial condition or results of operations.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors previously described in Part I, Item 1A “Risk Factors” included in Grande’s Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Certain matters that were submitted to a vote of security holders during the first quarter of 2009 were previously disclosed in Part I, Item 4 “Submission of Matters to a Vote of Security Holders” included in Grande’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

4.2
Registration Rights Agreement dated as of March 23, 2004, by and among Grande Communications Holdings, Inc., the Guarantors named therein, Bear, Stearns & Co. Inc. and Deutsche Bank Securities Inc. (previously filed as exhibit 4.2 to Form S-1 dated May 18, 2004).

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

10.1*	Amendment No. 2 to Purchase and License Agreement by and between Grande Communications Networks, Inc. and Nortel Networks, Inc., dated as of April 3, 2009.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a) promulgated under the Exchange Act.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a) promulgated under the Exchange Act.

32.1*	Certification pursuant to Rule 13a – 14(b) promulgated under the Exchange Act and 18 U.S.C. Section 1350.
___________________
*	Filed herewith.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Grande Communications Holdings, Inc.
(Registrant)

Date: May 14, 2009	By:	/s/ MICHAEL L. WILFLEY
Michael L. Wilfley
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)