Form 10-Q
period 2009-06-30
Grande Communications Holdings, Inc.
filed 2009-08-13
CIK 1290729

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2009

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

The number of shares of the registrant’s Common Stock outstanding as of July 31, 2009 was 12,104,072.

GRANDE COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARY

Index

PART I FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS
GRANDE COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands, except share data)

	December 31, 2008	June 30, 2009
		(unaudited)
Assets
Current assets:
Cash and cash equivalents, net of restricted cash of $3,129	$26,988	$27,802
Accounts receivable, net of allowance for doubtful accounts of $1,311 and $1,024	17,047	16,044
Prepaid expenses and other current assets	2,090	2,668
Total current assets	46,125	46,514
Property, plant and equipment, net of accumulated depreciation of $368,907 and $397,454	223,034	202,558
Intangible assets, net of accumulated amortization of $1,661 and $1,782	1,154	1,033
Debt issue costs, net	3,203	2,677
Restricted cash	3,129	3,129
Deposits and other long-term assets	790	747
Total assets	$277,435	$256,658
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$13,111	$12,971
Accrued liabilities	15,938	14,682
Accrued interest payable	6,755	6,755
Deferred revenue and customer deposits	7,598	8,242
Current portion of long-term debt	1,655	1,110
Current portion of capital lease obligations	4,405	5,570
Total current liabilities	49,462	49,330
Deferred rent	1,177	1,142
Deferred revenue	4,759	5,108
Capital lease obligations, net of current portion	13,380	13,668
Long term debt, net of current portion	189,629	190,115
Total liabilities	258,407	259,363
Stockholders’ equity:
Senior series preferred stock:
Series G preferred stock, $0.001 par value per share; 34,615,384 shares authorized, 34,615,330 shares issued and outstanding; liquidation preference of $134,999,787	35	35
Junior series preferred stock:
Series A preferred stock, $0.001 par value per share; 232,617,839 shares authorized, 232,617,838 shares issued and outstanding; liquidation preference of $232,617,838	233	233
Series B preferred stock, $0.001 par value per share; 20,833,333 shares authorized, issued and outstanding; liquidation preference of $25,000,000	21	21
Series C preferred stock, $0.001 par value per share; 30,000,000 shares authorized, 17,005,191 shares issued and outstanding; liquidation preference of $20,406,229	17	17
Series D preferred stock, $0.001 par value per share; 115,384,615 shares authorized, 114,698,442 shares issued and outstanding; liquidation preference of $149,107,975	115	115
Series E preferred stock, $0.001 par value per share; 8,000,000 shares authorized, 7,999,099 shares issued and outstanding; liquidation preference of $19,997,748	8	8
Series F preferred stock, $0.001 par value per share; 12,307,792 shares authorized, 11,758,278 shares issued and outstanding; liquidation preference of $15,285,761	12	12
Series H preferred stock, $0.001 par value per share; 30,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value per share; 786,835,883 shares authorized, 13,284,072 shares issued, and 12,784,072 and 12,104,072 shares outstanding, as of December 31, 2008 and June 30, 2009, respectively	13	13
Additional paid-in capital	509,696	509,813
Treasury stock, at cost	(5)	(12)
Accumulated deficit	(491,117)	(512,960)
Total stockholders’ equity (deficit)	19,028	(2,705)
Total liabilities and stockholders’ equity	$277,435	$256,658

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

GRANDE COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009
Operating revenues	$52,009	$50,984	$101,896	$102,747
Operating expenses:
Cost of revenues (excluding depreciation and amortization)	18,113	18,172	34,968	36,365
Selling, general and administrative	23,017	19,394	45,807	40,262
Provision for doubtful accounts	797	654	1,421	1,268
Depreciation and amortization	13,869	15,330	28,539	30,822
Total operating expenses	55,796	53,550	110,735	108,717
Operating loss	(3,787)	(2,566)	(8,839)	(5,970)
Other income (expense):
Interest income	166	6	495	24
Interest expense, net of capitalized interest	(7,770)	(7,945)	(15,562)	(15,836)
Net gain on sale/disposal of assets	487	148	517	282
Other income	—	253	—	241
Total other income (expense)	(7,117)	(7,538)	(14,550)	(15,289)
Loss before income tax expense	(10,904)	(10,104)	(23,389)	(21,259)
Income tax expense	(290)	(292)	(569)	(584)
Net loss	$(11,194)	$(10,396)	$(23,958)	$(21,843)
Basic and diluted net loss per share	$(0.88)	$(0.82)	$(1.88)	$(1.71)
Basic and diluted weighted average number of common shares outstanding	12,762	12,732	12,748	12,758

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

GRANDE COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Six Months Ended June 30,
	2008	2009
Cash flows from operating activities:
Net loss	$(23,958)	$(21,843)
Adjustment to reconcile net loss to net cash provided by operating activities:
Depreciation	28,416	30,701
Amortization of intangible and other assets	123	130
Amortization of deferred financing costs	526	526
Provision for doubtful accounts	1,421	1,268
Amortization of debt discounts/premiums	621	720
Non-cash compensation expense	208	117
Net gain on sale/disposal of assets	(517)	(282)
Changes in operating assets and liabilities:
Accounts receivable	(565)	(233)
Prepaid expenses and other assets	(989)	(535)
Accounts payable	2,074	318
Accrued liabilities and interest payable	(2,055)	(1,256)
Deferred rent, revenue and customer deposits	841	409
Net cash provided by operating activities	6,146	10,040
Cash flows from investing activities:
Purchases of property, plant and equipment	(16,241)	(9,869)
Proceeds from sale of assets	244	237
Proceeds from sales tax refunds	349	—
Net cash used in investing activities	(15,648)	(9,632)
Cash flows from financing activities:
Proceeds from sale leaseback arrangement	—	4,532
Net proceeds from borrowings	—	123
Payments of long-term debt and capital lease obligations	(2,567)	(3,791)
Net borrowings (repayments) on zero-balance cash account	(731)	(458)
Other financing activity	5	—
Net cash provided by (used in) financing activities	(3,293)	406
Net change in cash and cash equivalents	(12,795)	814
Cash and cash equivalents, beginning of period	48,138	26,988
Cash and cash equivalents, end of period	$35,343	$27,802

Non-cash investing and financing activity:
Capital lease obligations	$160	$4,336

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

GRANDE COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. Background and Basis of Presentation

The primary business of Grande Communications Holdings, Inc. (“Holdings”) and its consolidated subsidiary, Grande Communications Networks, Inc. (“Grande Operating Company” collectively, the “Company”) is providing a bundled package of cable television (“video”), telephone (“voice”), and broadband Internet (“HSD”) and other services to residential and business customers in Texas. The Company provides these services in seven markets in the state of Texas using local broadband networks that the Company acquired and/or constructed. In addition, the Company provides broadband transport services to medium and large enterprises and communication carriers.  The Company also provides network services by offering telecommunications and HSD products to medium and large enterprises and communication carriers within wholesale markets.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the rules and regulations of the Securities and Exchange Commission (the “SEC”) that permit reduced disclosure for interim periods. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, these condensed consolidated financial statements contain all adjustments, consisting of normal, recurring adjustments necessary for a fair presentation of the financial position of the Company as of June 30, 2008 and 2009, and for the three and six months ended June 30, 2008 and 2009. Operating results for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ended December 31, 2009. The December 31, 2008 balance sheet is derived from the audited financial statements for the year ended December 31, 2008. These interim financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2008 and notes thereto, together with management’s discussion and analysis of financial condition and results of operations contained in the Company’s Annual Report for the year ended December 31, 2008 on Form 10-K filed with the SEC on March 20, 2009. Further, in connection with preparation of the condensed consolidated financial statements and in accordance with the recently issued Statement of Financial Accounting Standards (“SFAS”) No. 165 Subsequent Events (“SFAS 165”), the Company evaluated subsequent events after the balance sheet date of June 30, 2009 through the date of filing of this quarterly report on Form 10-Q with the Securities and Exchange Commission.

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

As previously announced, the Company’s board of directors and the Company has been exploring all of the Company’s strategic alternatives to enhance stockholder value.  On June 9, 2009, Holdings entered into a non-binding letter of intent (the “Letter of Intent”) with ABRY Partners, LLC (“ABRY”).  Pursuant to the terms of the Letter of Intent, Holdings and ABRY agreed to negotiate binding definitive agreements relating to a proposed recapitalization of Grande Operating Company.  Although the Letter of Intent expired by its terms on June 30, 2009 and has not been extended, Holdings and ABRY are continuing to negotiate definitive agreements.  The Letter of Intent contemplated that the recapitalization would include the following transactions, based upon certain assumptions and subject to certain adjustments:

Index

(1)
The contribution by ABRY Partners VI, L.P., a fund managed by ABRY (“ABRY VI”), and certain co-investors designated by ABRY of cash to a newly formed wholly owned subsidiary of ABRY VI (“Newco I”) in return for common and preferred equity in Newco I;

(2)	The contribution by Holdings of all the outstanding equity of Grande Operating Company to a newly formed wholly owned subsidiary of Newco I (“Newco II”) in return for common equity in Newco I;

(3)	The entry by Grande Operating Company into a new credit facility arranged by ABRY consisting of a term loan and a revolving credit facility; and

(4)
Using a portion of the net proceeds from the equity and debt financing transactions, the repurchase and redemption of all of Holdings’ outstanding 14% Senior Secured Notes due April 2011 (“senior notes”) and payoff of certain outstanding capital lease obligations.

Upon the closing of the recapitalization transactions, based upon certain assumptions and subject to certain adjustments, including the amount of Holdings’ indebtedness, transaction expenses, cash and cash equivalents and working capital, it is expected that a majority of the outstanding common equity of Newco I will be owned, directly and indirectly, by ABRY VI and the remaining common equity of Newco I will be owned, directly or indirectly, by Holdings.  All of the outstanding shares or common stock and preferred stock of Holdings will remain outstanding.  ABRY would control Newco I, Newco II and Grande Operating Company.

There can be no assurance that we will be able to satisfactorily negotiate and enter into definitive agreements with ABRY and, even if we are able to enter into definitive agreements with ABRY, there can be no assurance that the recapitalization transactions will be consummated.  The entry into definitive agreements with respect to the recapitalization transactions and the closing of the transactions contemplated by such agreements is subject to a number of conditions, including, but not limited to, (i) satisfactory completion by ABRY of its due diligence review; (ii) preparation, negotiation and execution by Holdings and ABRY of definitive agreements satisfactory to both, (iii) approval by Holdings’ board of directors and stockholders, (iv) the receipt of required consents, authorizations and approvals from the Federal Communications Commission and applicable  state public utility commissions governing telecommunications businesses, (v)  the receipt of contractually-required third-party consents, (vi) the repayment of all of Holdings’ outstanding senior notes and payoff of certain of its outstanding capital lease obligations using a portion of the net proceeds from the equity and debt financing transactions and (vii) other customary conditions, including the absence of any law or government order prohibiting the closing of the transactions contemplated by such definitive agreements.

As described under Note 5 “Long Term Debt” below, the Indenture contains a covenant restricting certain capital expenditures if such expenditures would result in the Company having less than $20 million in cash and cash equivalents after giving effect to such expenditures. If cash and cash equivalents fall below $20 million, the Company would not be permitted to make certain capital expenditures until such time as cash and cash equivalents, including such proposed certain capital expenditures, increase above $20 million.  If the Company made certain capital expenditures that would cause cash and cash equivalents to fall below $20 million, the Company would be required to notify the Trustee of such default.  If the Company receives notification from the Trustee or holders of at least 25% in aggregate principal amount of the then outstanding senior notes, the Company would have 60 days to comply with the covenant.   If after 60 days, the Company has not complied with the covenant, the senior notes may be declared due and payable immediately by notice from the Trustee or holders of at least 25% in aggregate principal amount of the then outstanding senior notes. This covenant could adversely affect the Company’s ability to make planned capital expenditures.  Cash and cash equivalents were $27.8 million at June 30, 2009. As discussed above, as part of the proposed recapitalization transactions, it is expected that a portion of the net proceeds from the equity and debt financing transactions would be used to repurchase and redeem all of Holdings’ outstanding senior notes.

Index

The Company expects that the available cash and cash equivalents and cash generated from operations will be sufficient to fund existing operations, planned capital spending and other commitments over the next twelve months through June 30, 2010. The Company also believes that over the next twelve months through June 30, 2010 it will manage its cash position above $20 million in accordance with the covenant restricting certain capital expenditures set forth in the Indenture. The Company’s current business plan is based on our estimates regarding expected future costs and expected revenues and does not assume the consummation of the proposed recapitalization transactions or the sale of any non-core assets. Our costs may exceed or our revenues may fall short of our estimates, our estimates may change, and future developments may affect our estimates, including if the recapitalization transactions are consummated. Any of these factors may increase our need for funds, which would require us to consider asset sales or seek additional financing to fund our operations, to undertake initiatives not contemplated by our business plan or obtain additional cushion against possible shortfalls. In addition to the equity and debt financing transactions that would be part of the proposed recapitalization transactions, future financings may include a range of different sizes or types of financing, including capital lease transactions and the sale of additional debt or equity securities. These financings could increase our level of indebtedness or directly or indirectly result in dilution to our equity holders. Additionally, as part of the proposed recapitalization transactions, a portion of the net proceeds from the equity and debt financing transactions will be used to repurchase and redeem all of Holdings’ outstanding senior notes.  Even if the recapitalization transactions are not consummated, we can redeem our outstanding senior notes at any time giving us the near term ability to refinance our senior notes in the event better pricing and terms were available to us in the market. However, we may not be able to raise additional funds on favorable terms or at all.  The consummation of the recapitalization transactions is subject to a number of factors and conditions discussed above.  If the recapitalization transactions are not consummated, our ability to obtain additional financing depends on several factors, including: future market conditions and the state of the credit markets; our success or lack of success in penetrating our markets and growing our overall income; our future creditworthiness; and restrictions contained in agreements with our investors or lenders, including the restrictions contained in the Indenture.

Fair Value of Financial Instruments

The carrying amounts reflected in the balance sheets for cash, cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value due to the short-term nature of the instruments. Fair value of the following debt instruments was estimated based on trading activity for the senior notes and borrowing rates currently available to the Company for equipment and vehicle financing with similar terms and maturities:

	December 31, 2008		June 30, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in millions)
14% Senior Notes	$189.3	$142.3	$190.0	$148.1
Equipment and vehicle financing	2.0	2.0	1.2	1.2

Recent Accounting Pronouncements

In May 2009, the Financial Accounting Standards Board (“FASB”) issued Statement No. 165, Subsequent Events (“SFAS 165”). The provisions of SFAS 165 set forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may have occurred for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The provisions of SFAS 165 became effective for the Company on April 1, 2009 and are being applied prospectively beginning in the second quarter of 2009.

In April 2009, the FASB issued FASB Staff Position (“FSP”) Statement of Financial Accounting Standard (“SFAS”) No. 107-1 and Accounting Principles Board 28-1 “Interim Disclosures about Fair Value of Financial Instruments.” The FSP amends SFAS No. 107 “Disclosures about Fair Value of Financial Instruments” to require an entity to provide disclosures about fair value of financial instruments in interim financial information. This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The Company adopted the provisions of FSP No. 107-1 in the second quarter of 2009.

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

For the three and six months ended June 30, 2008 and 2009, the Company reported a net loss; therefore, the following equivalent shares of common stock were not included in the computation of diluted EPS, as their effect was anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009
Convertible preferred stock	439,527,511	439,527,511	439,527,511	439,527,511
Common stock warrants	152,107,016	152,107,016	152,107,016	152,107,016
Common stock options	44,799,120	38,630,415	46,206,250	39,760,898
Series H preferred stock options	25,576,168	22,252,211	25,995,639	22,460,045
Total anti-dilutive shares	662,009,815	652,517,153	663,836,416	653,855,470

3. Accrued Liabilities

Accrued liabilities consist of the following:

	December 31, 2008	June 30, 2009
	(in thousands)
Accrued property taxes	$3,829	$1,910
Accrued compensation	2,660	2,293
Accrued taxes—other	3,171	3,457
Accrued programming	3,045	3,426
Accrued other	3,233	3,596
Accrued liabilities	$15,938	$14,682

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

Index

5. Long Term Debt

14% Senior Secured Notes

Long-term Debt. In March 2004, Holdings completed a private placement offering for 136,000 units, each consisting of (1) $1,000 of senior notes due April 1, 2011 and (2) a warrant to purchase 100.336 shares of common stock. The senior notes accrue interest at the rate of 14% per annum with the interest payable semi-annually in cash in arrears on April 1 and October 1. The senior notes are governed by the indenture between the Company and U.S. Bank National Association, as Indenture Trustee, dated March 23, 2004.

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

The Indenture contains covenants that, among other things, limit the Company’s ability to:

●	incur additional indebtedness, issue disqualified capital stock (as defined in the Indenture) and, in the case of restricted subsidiaries, issue preferred stock;

●	create liens on assets;

●	pay dividends on, redeem or repurchase capital stock or make other restricted payments;

●	make investments in other companies;

●	enter into transactions with affiliates;

●	enter into sale and leaseback transactions;

●	sell or make dispositions of assets;

Index

●	place restrictions on the ability of restricted subsidiaries to pay dividends or make other payments to the Company; and

●	engage in certain business activities.

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

As discussed above, as part of the proposed recapitalization transactions, it is expected that a portion of the net proceeds from the equity and debt financing transactions will be used to repurchase and redeem all of Holdings’ outstanding senior notes.

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

The future minimum lease payments under the terms of the related lease agreement as of June 30, 2009 are as follows (in thousands):

2009	$1,163
2010	2,325
2011	581
Total minimum lease payments	$4,069

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

Index

Other Contingencies

In June 2009, the Universal Service Administration Company (“USAC,”) which administers the Universal Service Fund (“USF”) on behalf of the Federal Communications Commission, provided an initial draft of findings in an audit of the Company’s contributions to the USF program based on the Company’s 2004, 2005 and 2006 revenues. The draft audit report concluded that the Company underreported or misclassified certain telecommunications service revenues, resulting in a total contribution shortfall of $5.4 million for the 2005, 2006 and 2007 reporting years.  The Company disagrees with the majority of the USAC audit report and believes it has meritorious defenses for the prior USF filings and intends to vigorously defend them during the dispute process, appellate process and through litigation in courts, as necessary. Resolution of these significant unresolved matters, or positions taken by USAC during future audits, could have a material impact in future periods on the Company’s liquidity and financial results, including the Company’s ability to maintain compliance with the covenants contained within the Indenture.

7. Subsequent Events

During July 2009, we entered into a purchase agreement with a vendor for the purchase of a minimum of $1.8 million in telecommunications services through September 2010. If we do not make the minimum purchases through the expiration or termination of this agreement, we will be required to pay a fee up to 50% of the remaining unfulfilled amount.

Index

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains statements about future events, including without limitation, the consummation of the recapitalization transactions, information relating to business development activities, as well as capital spending, financing sources and the effects of regulation and increased competition. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements can sometimes be identified by our use of forward-looking words such as “expect,” “should,” “may,” “will,” “anticipate,” “estimate,” or “intend” and other similar words or phrases. Similarly, statements that describe our objectives, plans or goals are or may be forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be different from any future results, performance or achievements expressed or implied by these statements. You should review carefully all of the information, in this quarterly report on Form 10-Q, including the financial statements.

These risks and uncertainties include, without limitation, those discussed under Item 4A.  “Risk Factors” in our annual report on Form 10-K filed with the SEC on March 20, 2009 and those discussed below under Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In addition, the following important factors could affect future results, causing actual results to differ materially from those expressed in the forward-looking statements:

●	our ability to satisfactorily negotiate and enter into definitive agreements with ABRY;

●	the recapitalization transactions will not close;

●	our dependence on existing management;

●	general economic conditions, including the availability of, and our ability to obtain additional funding, if necessary;

●	an act of terrorism in the United States of America;

●	changes in federal or state telecommunications laws or the administration of such laws;

●	our ability to obtain and retain enough customers for our services to offset the costs of operating our networks;

●
our ability to compete effectively depends on our ability to keep pace with advances in technology and maintain high-quality services at prices generally equal to or below those charged by our competitors; and

●	increasing programming and other costs.

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

Unless we indicate otherwise, references below to “we,” “us,” “our,” “the Company” and “Grande” mean Grande Communications Holdings, Inc. and its consolidated subsidiary, Grande Communications Networks, Inc., taken as a whole, references to “Holdings” means Grande Communications Holdings, Inc. and references to “Grande Operating Company” are to Grande Communications Networks, Inc.

Index

Overview

Grande’s primary business is providing a bundled package of video, voice, and HSD and other services to residential and business customers in Texas. We provide these services in seven markets in the state of Texas using local broadband networks that we acquired and/or constructed.

We refer to the homes and businesses that our network is capable of providing services to as “marketable homes passed.” We believe that an important measure of our growth potential is the number of marketable homes passed by our networks and the marketable homes we are able to pass in the future in the markets in which we currently operate. Marketable homes passed are the number of residential and business units, such as single residential homes, apartment units and condominium units, passed by our networks. Since 2001, we have grown our marketable homes passed through acquisitions and the construction of our networks. The expansion of our networks has, in turn, allowed us to pursue a retail strategy of offering bundled video, voice and HSD services to residential and business customers. As of June 30, 2008 and 2009, we had the ability to market services to 340,443 and 339,910 distinct homes and businesses over our networks, respectively, and had 146,265 and 144,166 residential and business customers, respectively. Operating revenues from bundled services were $42.0 million and $43.5 million for the three months ended June 30, 2008 and 2009, respectively, and $83.1 million and $87.1 million for the six months ended June 30, 2008 and 2009, respectively.  We have continued to grow our bundled services to commercial business customers, which increased 21% to $7.0 million during the three months ended June 30, 2009 compared to $5.8 million during the three months ended June 30, 2008 and increased 21% to $13.7 million during the six months ended June 30, 2008 compared to $11.3 million during the six months ended June 30, 2008. We have derived an increasing percentage of our revenues from our bundled services and we expect this trend to continue.

In addition, we have leveraged our retail metro network build-out with the 2003 acquisition of a long haul fiber optic network to allow us to provide broadband transport services to medium and large enterprises and communications carriers. Operating revenues for broadband transport services were $2.8 million and $3.8 million for the three months ended June 30, 2008 and 2009, respectively, and $5.4 million and $6.9 million for the six months ended June 30, 2008 and 2009, respectively.

In July 2000, when our network construction was still in a very early stage, we acquired substantially all of the assets of Thrifty Call, Inc. which had an established telephone and data network that has served as the Company’s platform for the provisioning of residential voice and HSD services and is also the platform that provides wholesale network services to medium and large enterprises and communications carriers in the wholesale market. Operating revenues for network services were $7.2 million and $3.7 million for the three months ended June 30, 2008 and 2009, respectively, and $13.4 million and $8.7 million for the six months ended June 30, 2008 and 2009, respectively.

Our network services are primarily provided using our existing infrastructure and personnel. By leveraging our brand, communications infrastructure, voice and data volume, and personnel that predominantly support our core retail business and its products, we believe that we have gained efficiencies of scale by offering telecommunications and HSD products into wholesale markets.

We have incurred net losses for the past five years and expect to continue to incur net losses in the future. As a result, the Company had federal net operating loss carry-forwards of approximately $467 million as of December 31, 2008 and has established a valuation allowance equal to the net deferred tax asset due to uncertainties regarding the realization of the deferred tax asset based on our lack of earnings history. Utilization of the net operating losses may be subject to a substantial annual limitation due to the “change in ownership” provisions of the Internal Revenue Code of 1986. The annual limitation may result in the expiration of net operating losses before utilization. However, we had positive Adjusted EBITDA during the past five years as well as for each of the three and six months ended June 30, 2008 and 2009. See “Non-GAAP Financial Measures” below for a discussion of this non-GAAP measure of our operating performance as well as our use of Adjusted EBITDA.

Index

As previously announced, our board of directors and the Company has been exploring all of the Company’s strategic alternatives to enhance stockholder value.  On June 9, 2009, Holdings entered into the Letter of Intent with ABRY.  Pursuant to the terms of the Letter of Intent, Holdings and ABRY agreed to negotiate binding definitive agreements relating to a proposed recapitalization of Grande Operating Company.  Although the Letter of Intent expired by its terms on June 30, 2009 and has not been extended, Holdings and ABRY are continuing to negotiate definitive agreements.  The Letter of Intent contemplated that the recapitalization would include the following transactions, based upon certain assumptions and subject to certain adjustments:

(1)
The contribution by ABRY Partners VI, L.P., a fund managed by ABRY VI, and certain co-investors designated by ABRY of cash to a newly formed wholly owned subsidiary of ABRY VI (“Newco I”) in return for common and preferred equity in Newco I;

(2)	The contribution by Holdings of all the outstanding equity of Grande Operating Company to a newly formed wholly owned subsidiary of Newco I (“Newco II”) in return for common equity in Newco I;

(3)	The entry by Grande Operating Company into a new credit facility arranged by ABRY consisting of a term loan and a revolving credit facility; and

(4)
Using a portion of the net proceeds from the equity and debt financing transactions, the repurchase and redemption of all of Holdings’ outstanding senior notes and payoff of certain outstanding capital lease obligations.

Upon the closing of the recapitalization transactions, based upon certain assumptions and subject to certain adjustments, including the amount of Holdings’ indebtedness, transaction expenses, cash and cash equivalents and working capital, it is expected that a majority of the outstanding common equity of Newco I will be owned, directly and indirectly, by ABRY VI and the remaining common equity of Newco I will be owned, directly or indirectly, by Holdings.  All of the outstanding shares or common stock and preferred stock of Holdings will remain outstanding.  ABRY would control Newco I, Newco II and Grande Operating Company.

There can be no assurance that we will be able to satisfactorily negotiate and enter into definitive agreements with ABRY and, even if we are able to enter into definitive agreements with ABRY, there can be no assurance that the recapitalization transactions will be consummated.  The entry into definitive agreements with respect to the recapitalization transactions and the closing of the transactions contemplated by such agreements is subject to a number of conditions, including, but not limited to, (i) satisfactory completion by ABRY of its due diligence review; (ii) preparation, negotiation and execution by Holdings and ABRY of definitive agreements satisfactory to both, (iii) approval by Holdings’ board of directors and stockholders, (iv) the receipt of required consents, authorizations and approvals from the Federal Communications Commission and applicable  state public utility commissions governing telecommunications businesses, (v)  the receipt of contractually-required third-party consents, (vi) the repayment of all of Holdings’ outstanding senior notes and payoff of certain of its outstanding capital lease obligations using a portion of the net proceeds from the equity and debt financing transactions and (vii) other customary conditions, including the absence of any law or government order prohibiting the closing of the transactions contemplated by such definitive agreements.

Availability of Capital

As described under “Contractual Obligations and Commercial Commitments” below, the Indenture contains a covenant restricting certain capital expenditures if such expenditures would result in us having less than $20 million in cash and cash equivalents after giving effect to such expenditures. If our cash and cash equivalents fall below $20 million, we would not be permitted to make certain capital expenditures until such time as our cash and cash equivalents, including such proposed certain capital expenditures, increase above $20 million.  If we made certain capital expenditures that would cause our cash and cash equivalents to fall below $20 million, we would be required to notify the Trustee of such default.  If we receive notification from the Trustee or holders of at least 25% in aggregate principal amount of the then outstanding senior notes, we would have 60 days to comply with the covenant.  If after 60 days, we have not complied with the covenant, the senior notes may be declared due and payable immediately by notice from the Trustee or holders of at least 25% in aggregate principal amount of the then outstanding senior notes. This covenant could adversely affect our ability to make planned capital expenditures. Cash and cash equivalents at June 30, 2009 were approximately $27.8 million.  As discussed above, as part of the proposed recapitalization transactions, it is expected that a portion of the net proceeds from the equity and debt financing transactions would be used to repurchase and redeem all of Holdings’ outstanding senior notes.

Index

Marketable Homes Passed, Customers and Connections

We report marketable homes passed as the number of residential and business units, such as single family residence homes, apartments and condominium units, passed by our networks.  As of June 30, 2008 and 2009, our networks passed 340,443 and 339,910 marketable homes, respectively, and we had 146,265 and 144,166 residential and business customers, respectively.

Because we deliver multiple services to our customers, we report our total number of connections for video, voice, HSD and other services in addition to our total number of customers. We count each video, voice, HSD and other service purchase as a separate connection. For example, a single customer who purchases video, voice and HSD service would count as three connections. Similarly, a single customer who purchases our HSD service and our voice service would count as two connections. We do not record the purchase of long distance telephone service by a local telephone customer or digital cable services by an analog cable customer as additional connections. However, we do record each purchase of an additional telephone line by a local telephone customer as an additional connection. As of June 30, 2008 and 2009, we had 314,772 and 312,464 connections, respectively.

Operating Data — Bundled Services

	Quarter Ended
	June 30, 2008	September 30, 2008	December 31, 2008	March 31, 2009	June 30, 2009
Operating Data:
Marketable homes passed	340,443	340,048	340,681	340,999	339,910
Customers	146,265	146,513	146,210	146,433	144,166
Number of connections:
Video	100,578	101,673	101,864	101,744	99,488
Voice	115,095	115,078	114,512	113,208	111,292
HSD and other	99,099	101,000	101,502	102,826	101,684
Total connections	314,772	317,751	317,878	317,778	312,464
Average monthly revenue per:
Customer – bundled services	$95.43	$96.22	$98.09	$99.34	$99.82
Video connection	58.31	57.45	58.16	60.49	61.63
Voice connection	40.85	41.38	41.15	40.58	40.01
HSD and other connection	34.46	35.11	36.65	36.80	37.20

Index

Results of Operations (in millions)

	Three Months Ended June 30,					Six Months Ended June 30,
	2008	Percent of Operating Revenues	2009	Percent of Operating Revenues	Variance	2008	Percent of Operating Revenues	2009	Percent of Operating Revenues	Variance
Consolidated Financial Data:
Operating revenues:
Video	$17.7	34%	$18.6	37%	$0.9	$35.1	34%	$37.1	36%	$2.0
Voice	14.1	27	13.5	26	(0.6)	28.1	28	27.3	27	(0.8)
HSD and other	10.2	20	11.4	22	1.2	19.9	20	22.7	22	2.8
Bundled services	42.0	81	43.5	85	1.5	83.1	82	87.1	85	4.0
Broadband transport services	2.8	5	3.8	8	1.0	5.4	5	6.9	7	1.5
Network services	7.2	14	3.7	7	(3.5)	13.4	13	8.7	8	(4.7)
Total operating revenues	52.0	100	51.0	100	(1.0)	101.9	100	102.7	100	0.8
Operating expenses:
Cost of revenues	18.1	35	18.2	36	0.1	35.0	35	36.3	36	1.3
Selling, general and administrative	23.0	44	19.4	38	(3.6)	45.8	45	40.2	39	(5.6)
Provision for doubtful accounts	0.8	1	0.7	1	(0.1)	1.4	1	1.3	1	(0.1)
Depreciation and amortization	13.9	27	15.3	30	1.4	28.5	28	30.8	30	2.3
Total operating expenses	55.8	107	53.6	105	(2.2)	110.7	109	108.6	106	(2.1)
Operating loss	(3.8)	(7)	(2.6)	(5)	1.2	(8.8)	(9)	(5.9)	(6)	2.9
Other income (expense):
Interest income	0.2	—	—	—	(0.2)	0.5	0.5	—	—	(0.5)
Interest expense, net of capitalized interest	(7.8)	(15)	(7.9)	(16)	(0.1)	(15.6)	(15)	(15.8)	(15)	(0.2)
Net gain on sale/disposal of assets	0.5	1	0.1	—	(0.4)	0.5	0.5	0.3	—	(0.2)
Other income	—	—	0.3	1	0.3	—	—	0.2	—	0.2
Total other income (expense)	(7.1)	(14)	(7.5)	(15)	(0.4)	(14.6)	(14)	(15.3)	(15)	(0.7)
Loss before income tax expense	(10.9)	(21)	(10.1)	(20)	0.8	(23.4)	(23)	(21.2)	(21)	2.2
Income tax expense	(0.3)	(1)	(0.3)	—	—	(0.6)	(1)	(0.6)	—	—
Net loss	$(11.2)	(22)%	$(10.4)	(20)%	$0.8	$(24.0)	(24)%	$(21.8)	(21)%	$2.2

Three and Six Months Ended June 30, 2008 Compared to Three and Six Months Ended June 30, 2009

Operating Revenues. Our operating revenues decreased $1.0 million, or 2%, during the three months ended June 30, 2009 and increased $0.8 million, or 1%, during the six months ended June 30, 2009. The decrease during the three months ended June 30, 2009 was driven primarily by a $3.5 million decrease in our revenues from network services partially offset by increases in both bundled services revenue of $1.5 million and broadband transport services revenue of $1.0 million. The increase during the six months ended June 30, 2009 was driven primarily by increases in both bundled services revenue of $4.0 million and broadband transport services revenue of $1.5 million partially offset by a $4.7 million decrease in our revenues from network services.

Index

Operating revenues for our video services increased $0.9 million, or 5%, during the three months ended June 30, 2009 and increased $2.0 million, or 6%, during the six months ended June 30, 2009. During the three and six months ended June 30, 2009, approximately 95% of the $0.9 million increase and approximately 82% of the $2.0 million increase, respectively, was due to our annual rate increase, which occurred in January 2009, with the remainder due to an increased number of customers adding premium services and advanced services, such as HD and DVR. Increases during both the three and six months ended June 30, 2009 were partially offset by a 1% decline in the number of connections, from 100,578 as of June 30, 2008 to 99,488 as of June 30, 2009. Video services revenues from commercial business customers remained flat at $0.3 million during both the three months ended June 30, 2008 and 2009 and increased $0.1 million, or 17%, from $0.6 million to $0.7 million during the six months ended June 30, 2008 and 2009, respectively.

Operating revenues for our voice services decreased $0.6 million, or 4%, during the three months ended June 30, 2009 and decreased $0.8 million, or 3%, during the six months ended June 30, 2009.  While we have experienced a decrease in residential voice services revenue due to competitive pressures and changing consumer preferences, as more customers choose to adopt VoIP products or use their wireless phones as their primary phone line, our voice services revenues from commercial business customers have increased 11% from $3.8 million to $4.2 million during the three months ended June 30, 2008 and 2009, respectively, and increased 12% from $7.4 million to $8.3 million, during the six months ended June 30, 2008 and 2009, respectively.

Operating revenues for our HSD and other services increased $1.2 million, or 12%, during the three months ended June 30, 2009 and increased $2.8 million, or 14%, during the six months ended June 30, 2009. During the three and six months ended June 30, 2009, the increases in HSD and other services were primarily due to a 8% and 9% increase in average monthly revenue per connection, respectively, as customers choose higher speed service offerings as well as a 3% increase in the number of connections, from 99,099 as of June 30, 2008 to 101,684 as of June 30, 2009.  HSD services revenues from commercial business customers increased 47% from $1.7 million to $2.5 million, during the three months ended June 30, 2008 and 2009, respectively, and increased 45% from $3.3 million to $4.8 million, during the six months ended June 30, 2008 and 2009, respectively.

Operating revenues for our broadband transport services increased $1.0 million, or 36%, during the three months ended June 30, 2009 and increased $1.5 million, or 28%, during the six months ended June 30, 2009 as a result of an increase in construction revenue, dark fiber leases as well as an increase in private line revenue from existing customers as well as moderate new customer growth.

Operating revenues for our network services decreased $3.5 million, or 49%, during the three months ended June 30, 2009 and decreased $4.7 million, or 35%, during the six months ended June 30, 2009. The decrease during both reporting periods was primarily related to a $2.8 million and $3.1 million decrease in revenue from termination services, respectively, to carriers and other telecommunications companies due to a decrease in volume as well as a decrease in rates per minute.  Common carrier traffic routed to us for termination is largely dependent on traffic routed to our common carrier customers by their customers. Competitive pricing pressures and changing consumer preferences for voice services continue to evolve in the markets served by our common carrier customers. If, as a result, our customers’ traffic is reduced, or if their competitors’ costs to terminate or originate traffic are reduced, our traffic will also likely be reduced. We’ve also experienced decreases in revenue from data services of $0.5 million and $1.2 million during the three months ended June 30, 2008 and 2009, respectively, as the result of decreases in customer volume.

Cost of Revenues. Our cost of revenues increased $0.1 million, or 1%, during the three months ended June 30, 2009 and increased $1.3 million, or 4%, during the six months ended June 30, 2009. Cost of revenues related to video services increased approximately $1.3 million during the three months ended June 30, 2009 and increased $2.9 million during the six months ended June 30, 2009. Other costs supporting broadband transport services, voice services, HSD and other services, and certain network services such as access fees and other fees that we pay to other carriers to carry calls outside our networks and HSD transport costs increased $0.9 million during the three months ended June 30, 2009 and increased $0.8 million during the six months ended June 30, 2009.  These increases in costs of revenues were partially offset by decreases in costs associated with termination services to carriers and other telecommunications companies and national directory assistance fees, which decreased $2.2 million during the three months ended June 30, 2009 and decreased $2.3 million during the six months ended June 30, 2009.   The increase in direct costs of video services is primarily due to programming costs increases, which have been increasing on an aggregate basis due to an increase in average connections during the six months ended June 30, 2009 and on a per connection basis due to an increase in costs per channel during both the three and six months ended June 30, 2009, as well as increases in retransmission fees.  We expect this trend to continue and may not be able to pass these higher costs on to customers because of competitive factors, which could adversely affect our operations.  The increase in other costs supporting broadband transport services, voice services, HSD and other services, and certain network services is primarily related to: (a) an accrual for an estimated liability related to the initial audit findings from the Universal Service Administration Company (“USAC”) that administers the Universal Service Fund (“USF”) on behalf of the Federal Communications Commission; (b) an increase in broadband transport construction costs; and (c) a decrease in access and other carrier fees associated with costs that are variable usage-based costs, which increase or decrease as customer usage varies.

Index

Selling, General and Administrative (“SG&A”) Expense. Our SG&A expense decreased $3.6 million, or 16%, from $23.0 million to $19.4 million, during the three months ended June 30, 2008 and 2009, respectively, and decreased $5.6 million, or 12%, from $45.8 million to $40.2 million, during the six months ended June 30, 2008 and 2009, respectively. During the first quarter of 2009, we implemented a company wide cost reduction initiative, which included a reduction in force and voluntary and involuntary unpaid employee furloughs as well as the suspension of certain elements of our compensation program such as our annual merit increase and matching of 401k contributions applicable to all employees of Grande.  These actions were the primary driver in the decrease in employee compensation and benefits during the three and six months ended June 30, 2009. Also included in selling, general and administrative expenses are non-recurring expenses incurred in association with the exploration of strategic alternatives and the proposed recapitalization transactions of $0.8 million during both the three and six months ended June 30, 2008 and $0.6 million and $0.7 million during the three and six months ended June 30, 2009, respectively.  Other decreases in selling, general and administrative expense during the three months ended June 30, 2009 related to employee healthcare costs, network repairs and maintenance, legal and other professional services, excluding the strategic exploration costs discussed above, property taxes, software licensing fees, and other miscellaneous expenses that totaled approximately $4.4 million.  These decreases during the three months ended June 30, 2009 were partially offset by increases in sales and marketing expense, as well as a reduction in the amount of indirect overhead costs capitalized to construction projects, and other miscellaneous expenses that totaled approximately $1.0 million. Other decreases in selling, general and administrative expense during the six months ended June 30, 2009 related to employee healthcare costs, network repairs and maintenance, legal and other professional services, excluding the strategic exploration costs discussed above, property taxes, vehicle expense, employee travel, and other miscellaneous expenses that totaled approximately $6.9 million.  These decreases during the six months ended June 30, 2009 were partially offset by a reduction in the amount of indirect overhead costs capitalized to construction projects and increases in other miscellaneous expenses that totaled approximately $1.4 million.

We expect our SG&A expense to decrease as a percentage of revenue during the year ending December 31, 2009 as compared to the year ended December 31, 2008 as we continue to focus on cost reductions.

Depreciation and Amortization Expense. Our depreciation and amortization expense increased $1.4 million, or 10%, during the three months ended June 30, 2009 and increased $2.3 million, or 8%, during the six months ended June 30, 2009. The increases were related to capital lease transactions primarily associated with customer premise equipment and property, plant and equipment additions during the period from July 1, 2008 through June 30, 2009.  Partially offsetting the increase related to these additions were decreases in depreciation expense related to sales and dispositions as well as certain assets that became fully depreciated during the period from July 1, 2008 through June 30, 2009.

Index

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

Adjusted EBITDA increased $2.3 million, or 22%, during the three months ended June 30, 2009 and increased $4.8 million, or 24%, during the six months ended June 30, 2009. The increase in Adjusted EBITDA during the three months ended June 30, 2009 was primarily due to a combined decrease in provision for doubtful accounts and SG&A expense of approximately $3.7 million, excluding non-cash compensation expense, partially offset by a $1.0 million decrease in revenues, a $0.4 million decrease in net gain on sale/disposal of assets, as well as a $0.1 million increase in costs of revenues. The increase in Adjusted EBITDA during the six months ended June 30, 2009 was primarily due to a combined decrease in provision for doubtful accounts and SG&A expense of approximately $5.6 million, excluding non-cash compensation expense, as well as a $0.8 million increase in revenues partially offset by a $1.3 million increase in costs of revenues and a $0.2 million decrease in net gain on sale/disposal of assets.

The reconciliation of EBITDA/Adjusted EBITDA to net loss is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009
	(in thousands)		(in thousands)
Net loss as reported	$(11,194)	$(10,396)	$(23,958)	$(21,843)
Add back non-EBITDA/Adjusted EBITDA items included in net loss:
Interest income	(166)	(6)	(495)	(24)
Interest expense, net of capitalized interest	7,770	7,945	15,562	15,836
Income tax expense	290	292	569	584
Depreciation and amortization	13,869	15,330	28,539	30,822
EBITDA	10,569	13,165	20,217	25,375
Non-cash compensation expense	94	46	208	117
Other income	—	(253)	—	(241)
Adjusted EBITDA	$10,663	$12,958	$20,425	$25,251

Index

Liquidity and Capital Resources

Sources and Uses of Funds

Since inception, we have been funded primarily with private equity investments, issuance of debt securities and cash provided by operating activities. Our current primary sources of liquidity are cash on hand and cash flows from operating activities. As of June 30, 2009, we had total cash and cash equivalents of $27.8 million and long-term debt and capital lease obligations of $210.5 million outstanding, including the current portion, and net of discounts and premiums of $3.0 million.

Provided that we meet our cash flow projections in our current business plan and current economic market conditions do not continue to deteriorate as described under caption “Item 1A Risk Factors” in our Annual Report on Form 10-K, filed with the SEC on March 20, 2009, we expect that our available cash and cash equivalents and cash generated from operations will be sufficient to fund our existing operations, planned capital spending and other commitments over the next twelve months through June 30, 2010. As of June 30, 2009, we had a net working capital deficit of $(2.8) million, compared to a net working capital deficit of $(3.3) million as of December 31, 2008. The $0.5 million increase in working capital resulted primarily from a $0.4 million increase in current assets and a $1.4 million decrease in accounts payable and accrued liabilities partially offset by a $0.6 million increase in deferred revenue and a $0.6 million increase in the current portion of long-term debt and capital lease obligations.

As described under “Contractual Obligations and Commercial Commitments” below, the Indenture contains a covenant restricting certain capital expenditures if such expenditures would result in us having less than $20 million in cash and cash equivalents after giving effect to such expenditures. If our cash and cash equivalents fall below $20 million, we would not be permitted to make certain capital expenditures until such time as our cash and cash equivalents, including such proposed certain capital expenditures, increase above $20 million.  If we made certain capital expenditures that would cause our cash and cash equivalents to fall below $20 million, we would be required to notify the Trustee of such default.  If we receive notification from the Trustee or holders of at least 25% in aggregate principal amount of the then outstanding senior notes, we would have 60 days to comply with the covenant.  If after 60 days, we have not complied with the covenant, the senior notes may be declared due and payable immediately by notice from the Trustee or holders of at least 25% in aggregate principal amount of the then outstanding senior notes. This covenant could adversely affect our ability to make planned capital expenditures. Cash and cash equivalents at June 30, 2009 were approximately $27.8 million.  As discussed above, as part of the proposed recapitalization transactions, it is expected that a portion of the net proceeds from the equity and debt financing transactions would be used to repurchase and redeem all of Holdings’ outstanding senior notes.

Our current business plan is based on our estimates regarding expected future costs and expected revenues and does not assume the consummation of the proposed recapitalization transactions or the sale of any non-core assets. Our costs may exceed or our revenues may fall short of our estimates, our estimates may change, and future developments may affect our estimates, including if the recapitalization transactions are consummated. Any of these factors may increase our need for funds, which would require us to consider asset sales or seek additional financing to fund our operations, to undertake initiatives not contemplated by our business plan or obtain additional cushion against possible shortfalls. In addition to the equity and debt financing transactions that would be part of the proposed recapitalization transactions, future financings may include a range of different sizes or types of financing, including capital lease transactions and the sale of additional debt or equity securities. These financings could increase our level of indebtedness or directly or indirectly result in dilution to our equity holders. Additionally, as part of the proposed recapitalization transactions, a portion of the net proceeds from the equity and debt financing transactions will be used to repurchase and redeem all of Holdings’ outstanding senior notes.  Even if the recapitalization transactions are not consummated, we can redeem our outstanding senior notes at any time giving us the near term ability to refinance our senior notes in the event better pricing and terms were available to us in the market. However, we may not be able to raise additional funds on favorable terms or at all.  The consummation of the recapitalization transactions is subject to a number of factors and conditions discussed above.  If the recapitalization transactions are not consummated, our ability to obtain additional financing depends on several factors, including: future market conditions and the state of the credit markets; our success or lack of success in penetrating our markets and growing our overall income; our future creditworthiness; and restrictions contained in agreements with our investors or lenders, including the restrictions contained in the Indenture.

Index

Cash Flows from Operating Activities

Net cash provided by operating activities consisted of the following components:

	Six Months ended June 30,
	2008	2009
	(in thousands)
Cash collected from customers	$101,784	$102,923
Interest income received	418	24
Other income received	—	241
Sales tax refund received	626	—
Payments to vendors and employees	(81,256)	(77,459)
Interest expense paid	(14,415)	(14,590)
Income taxes paid	(1,011)	(1,099)
Net cash provided by operating activities	$6,146	$10,040

The increase in cash collected from customers is due to the increase in operating revenues and timing of collections.  The decrease in payments to vendors and employees is the result of the decrease in SG&A expenses requiring cash outlays and the timing of cash payments partially offset by the increase in cost of revenues.

Cash Flows from Investing Activities

Net cash used in investing activities consisted of the following components:

	Six Months ended June 30,
	2008	2009
	(in thousands)
Purchases of property, plant and equipment	$(16,241)	$(9,869)
Proceeds from sale of assets	244	237
Proceeds from sales tax refunds	349	—
Net cash used in investing activities	$(15,648)	$(9,632)

The decrease in capital expenditures during the six months ended June 30, 2009 primarily related to a reduction in: purchases of customer premise equipment; initial customer installation costs; and network equipment.  See “Capital Expenditures” below for a more detailed discussion of capital expenditures.

Cash Flows from Financing Activities

Net cash provided by (used in) financing activities consisted of the following components:

	Six Months ended June 30,
	2008	2009
	(in thousands)
Proceeds from sale leaseback arrangement	$—	$4,532
Net proceeds from borrowings	—	123
Payments of long-term debt and capital lease obligations	(2,567)	(3,791)
Net borrowings (repayments) on zero-balance cash account	(731)	(458)
Other financing activity	5	—
Net cash provided by (used in) financing activities	$(3,293)	$406

During January 2009, the Company sold various customer premise equipment for $4.5 million cash.  Concurrent with the sale, the Company leased the customer premise equipment back for a period of two years at a monthly rental of $0.2 million.

Index

Capital Expenditures

We had capital expenditures of approximately $16.2 million and $9.9 million, including capitalized interest, during the six months ended June 30, 2008 and 2009, respectively. These capital expenditures relate to: network construction; initial customer installation costs; the purchase of customer premise equipment, such as cable set-top boxes and cable modems; corporate and network equipment, such as switching and transport equipment; and billing and information systems. The decrease in capital expenditures during the six months ended June 30, 2009 primarily related to a reduction in: purchases of customer premise equipment; initial customer installation costs; and network equipment.

As described under “Liquidity and Capital Resources—Sources and Uses of Funds,” the Indenture contains a covenant restricting certain capital expenditures if such expenditures would result in us having less than $20 million in cash and cash equivalents after giving effect to such expenditures. During the year ending December 31, 2009, the Company intends to manage its capital expenditures in accordance with the covenant set forth in the Indenture to ensure that cash is not less than $20 million. As discussed above, as part of the proposed recapitalization transactions, it is expected that a portion of the net proceeds from the equity and debt financing transactions would be used to repurchase and redeem all of Holdings’ outstanding senior notes.

Contractual Obligations and Commercial Commitments

During the six months ended June 30, 2009, our aggregate contractual obligations decreased approximately $14.7 million compared to those previously described in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operation” under the caption “Contractual Obligations and Commercial Commitments” included in Grande’s Annual Report on Form 10-K for the year ended December 31, 2008, primarily as a result of a $13.5 million interest payment on the senior notes and $7.7 million in payments on equipment financing, capital and operating leases and maintenance and purchase obligations.  These payments are partially offset by increases in obligations of $6.5 million primarily related to a new vehicle financing, purchase commitment for telecommunications services, a customer premise equipment capital lease and vehicle and office equipment operating leases as well as renewals of certain real estate operating leases.

We are obligated to make payments under a variety of contracts and other commercial arrangements, including the following:

Long-term Debt and Equipment Financing. In March 2004, Holdings completed a private placement offering for 136,000 units, with each unit consisting of (1) $1,000 of senior notes and (2) a warrant to purchase 100.336 shares of common stock. The senior notes mature on April 1, 2011 and accrue interest at the rate of 14% per annum with the interest payable semi-annually in cash in arrears on April 1 and October 1.  In March 2006 and July 2007, Holdings raised net proceeds of approximately $30.5 million and $25.8 million, respectively, in a private placement of an additional $32 million and $25 million, respectively, in aggregate principal amount of senior notes. These additional senior notes were issued under the Indenture and are part of the same series of senior notes as those issued in March 2004.

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

Index

April 1,	Percentage
2009	103.50%
2010 and thereafter	100.00%

If Holdings experiences specific kinds of change of control events, each holder of senior notes may require Holdings to repurchase all or any portion of such holder’s senior notes at a purchase price equal to 101% of the principal amount of the senior notes, plus accrued and unpaid interest to the date of repurchase.

The Indenture contains covenants that, among other things, limit our ability to:

●	incur additional indebtedness, issue disqualified capital stock (as defined in the Indenture) and, in the case of our restricted subsidiaries, issue preferred stock;

●	create liens on our assets;

●	pay dividends on, redeem or repurchase our capital stock or make other restricted payments;

●	make investments in other companies;

●	enter into transactions with affiliates;

●	enter into sale and leaseback transactions;

●	sell or make dispositions of assets;

●	place restrictions on the ability of our restricted subsidiaries to pay dividends or make other payments to us; and

●	engage in certain business activities.

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

As discussed above, as part of the proposed recapitalization transactions, it is expected that a portion of the net proceeds from the equity and debt financing transactions would be used to repurchase and redeem all of Holdings’ outstanding senior notes.

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

Purchase Commitments. During January 2005, we entered into a minimum purchase agreement, as amended, with a vendor for the purchase of fiber optic equipment and installation and maintenance services through December 31, 2009. If we do not make the minimum purchases through the expiration or termination of this agreement, we will be required to pay a fee of 30% of the remaining unfulfilled amount.  The balance as of June 30, 2009 was $2.2 million.  Subsequent to June 30, 2009, we entered into a purchase agreement with a vendor for the purchase of a minimum of $1.8 million in telecommunications services through September 2010. If we do not make the minimum purchases through the expiration or termination of this agreement, we will be required to pay a fee up to 50% of the remaining unfulfilled amount.

Index

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

Recent Accounting Pronouncements

See Note 1 to the accompanying consolidated financial statements for other accounting standards adopted in 2009 and accounting standards not yet adopted.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer, who is our principal executive officer, and our Chief Financial Officer, who is our principal financial officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e), as applicable, under the Exchange Act) as of June 30, 2009. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2009, our disclosure controls and procedures are effective. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports that are filed under the Exchange Act, is accumulated and communicated to management, including our chief Executive Officer and our Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2009, there was no change in our internal control over financial reporting that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

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

If the proposed recapitalization transactions are not consummated, our business, liquidity and financial condition could be harmed.

There can be no assurance that we will be able to satisfactorily negotiate and enter into definitive agreements with ABRY and, even if we are able to enter into definitive agreements with ABRY, there can be no assurance that the recapitalization transactions will be consummated.  The entry into definitive agreements with respect to the recapitalization transactions and the closing of the transactions contemplated by such agreements is subject to a number of conditions, including, but not limited to, (i) satisfactory completion by ABRY of its due diligence review; (ii) preparation, negotiation and execution by Holdings and ABRY of definitive agreements satisfactory to both, (iii) approval by Holdings’ board of directors and stockholders, (iv) the receipt of required consents, authorizations and approvals from the Federal Communications Commission and applicable  state public utility commissions governing telecommunications businesses, (v)  the receipt of contractually-required third-party consents, (vi) the repayment of all of Holdings’ outstanding senior notes and payoff of certain of its outstanding capital lease obligations using a portion of the net proceeds from the equity and debt financing transactions and (vii) other customary conditions, including the absence of any law or government order prohibiting the closing of the transactions contemplated by such definitive agreements.

If the proposed recapitalization transactions are not consummated, our need for funds may increase, which would require us to consider asset sales or seek additional financing to fund our operations, to undertake initiatives not contemplated by our business plan or obtain additional cushion against possible shortfalls. Our ability to obtain additional financing depends on several factors, including: future market conditions and the state of the credit markets; our success or lack of success in penetrating our markets and growing our overall income; our future creditworthiness; and restrictions contained in agreements with our investors or lenders, including the restrictions contained in the Indenture.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

None

Index

ITEM 6.	EXHIBITS

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

10.1
Form of Indemnification Agreement entered into by each Member of the Registrant’s Board of Directors and each of Registrant’s Officers (previously filed as exhibit 10.1 to Form 8-K dated July 22, 2009).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a) promulgated under the Exchange Act.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a) promulgated under the Exchange Act.

32.1*	Certification pursuant to Rule 13a – 14(b) promulgated under the Exchange Act and 18 U.S.C. Section 1350.
___________
*	Filed herewith.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Grande Communications Holdings, Inc.
(Registrant)

Date: August 13, 2009	By:	/s/ MICHAEL L. WILFLEY
Michael L. Wilfley
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)