Form 10-Q
period 2009-09-30
Rio Holdings, Inc.
filed 2009-11-23
CIK 1290729

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM  10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September  30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the transition period from        to

Commission file number 333-115602

Rio Holdings, Inc.
(Exact name of registrant as specified in its charter)

Nevada	74-3005133
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

600 Congress Ave., Ste. 200, Austin, TX	78701
(Address of principal executive offices)	(Zip Code)

(Registrant’s telephone number, including area code: (512)  917-1742)

Grande Communication Holdings, Inc.
401 Carlson Circle, San Marcos, Texas 78666
(Former Name or Former Address, if Changed Since Last Report)

Indicate by check mark whether the registrant (1)  has filed all reports required to be filed by Section  13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2)  has been subject to such filing requirements for the past 90 days: Yes  ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule  405 of Regulation  S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).* Yes  ☐ No  ☐

* The registrant is not subject to the requirements of Rule  405 of Regulation  S-T at this time.

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

The number of shares of the registrant’s Common Stock outstanding as of November 13, 2009 was 12,104,072.

RIO HOLDINGS, INC. AND SUBSIDIARY
(F/K/A/GRANDE COMMUNICATIONS HOLDINGS, INC.)

Index

PART I  FINANCIAL INFORMATION
ITEM  1.    FINANCIAL STATEMENTS
RIO HOLDINGS, INC. (F/K/A/GRANDE COMMUNICATIONS HOLDINGS, INC.) AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
 (In thousands, except share data)

	December 31, 2008	September 30, 2009
		(unaudited)
Assets
Current assets:
Cash and cash equivalents, net of restricted cash of $3,129 and $0	$26,988	$986
Accounts receivable, net of allowance for doubtful accounts of $1,311 and $0	17,047	—
Prepaid expenses and other current assets	2,090	159
Total current assets	46,125	1,145
Property, plant and equipment, net of accumulated depreciation of $368,907 and $0	223,034	—
Intangible assets, net of accumulated amortization of $1,661 and $0	1,154	—
Debt issue costs, net	3,203	—
Restricted cash	3,129	—
Deposits and other long-term assets	790	—
Investment in Grande Investment L.P.	—	23,652
Total assets	$277,435	$24,797
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$13,111	$—
Accrued liabilities	15,938	—
Accrued interest payable	6,755	—
Deferred revenue and customer deposits	7,598	—
Current portion of long-term debt	1,655	—
Current portion of capital lease obligations	4,405	—
Total current liabilities	49,462	—
Deferred rent	1,177	—
Deferred revenue	4,759	—
Capital lease obligations, net of current portion	13,380	—
Long term debt, net of current portion	189,629	—
Total liabilities	258,407	—
Stockholders’ equity:
Senior series preferred stock:
Series G preferred stock, $0.001 par value per share; 34,615,384 shares authorized, 34,615,330 shares issued and outstanding; liquidation preference of $134,999,787	35	35
Junior series preferred stock:
Series A preferred stock, $0.001 par value per share; 232,617,839 shares authorized, 232,617,838 shares issued and outstanding; liquidation preference of $232,617,838	233	233
Series B preferred stock, $0.001 par value per share; 20,833,333 shares authorized, issued and outstanding; liquidation preference of $25,000,000	21	21
Series C preferred stock, $0.001 par value per share; 30,000,000 shares authorized, 17,005,191 shares issued and outstanding; liquidation preference of $20,406,229	17	17
Series D preferred stock, $0.001 par value per share; 115,384,615 shares authorized, 114,698,442 shares issued and outstanding; liquidation preference of $149,107,975	115	115
Series E preferred stock, $0.001 par value per share; 8,000,000 shares authorized, 7,999,099 shares issued and outstanding; liquidation preference of $19,997,748	8	8
Series F preferred stock, $0.001 par value per share; 12,307,792 shares authorized, 11,758,278 shares issued and outstanding; liquidation preference of $15,285,761	12	12
Series H preferred stock, $0.001 par value per share; 30,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value per share; 786,835,883 shares authorized, 13,284,072 shares issued, and 12,784,072 and 12,104,072 shares outstanding, as of December 31, 2008 and September 30, 2009, respectively	13	13
Additional paid-in capital	509,696	510,118
Treasury stock, at cost	(5)	(12)
Accumulated deficit	(491,117)	(485,763)
Total stockholders’ equity	19,028	24,797
Total liabilities and stockholders’ equity	$277,435	$24,797

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

RIO HOLDINGS, INC. (F/K/A/GRANDE COMMUNICATIONS HOLDINGS, INC.) AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2009	2008	2009
Operating revenues	$51,963	$41,207	$153,859	$143,953
Operating expenses:
Cost of revenues (excluding depreciation and amortization)	17,792	13,028	52,761	49,393
Selling, general and administrative	24,679	22,847	70,486	63,108
Provision for doubtful accounts	989	751	2,409	2,019
Depreciation and amortization	15,683	12,392	44,221	43,214
Total operating expenses	59,143	49,018	169,877	157,734
Operating loss	(7,180)	(7,811)	(16,018)	(13,781)
Other income (expense):
Interest income	125	25	620	49
Interest expense, net of capitalized interest	(7,738)	(6,424)	(23,300)	(22,260)
Loss on early extinguishment of 14% senior notes due April 1, 2011	—	(7,139)	—	(7,139)
Equity in loss from investment in Grande Investment L.P.	—	(570)	—	(570)
Other income	—	—	—	241
Gain on sale of controlling interest in subsidiary, Grande Communications Networks LLC	—	49,252	—	49,252
Net gain on sale/disposal of assets	209	143	726	427
Total other income (expense)	(7,404)	35,287	(21,954)	20,000
Income (loss) before income tax expense	(14,584)	27,476	(37,972)	6,219
Income tax expense	(277)	(280)	(847)	(865)
Net income (loss)	$(14,861)	$27,196	$(38,819)	$5,354

Net income (loss) per share – basic and diluted	$(1.16)	$0.06	$(3.04)	$0.01

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

RIO HOLDINGS, INC. (F/K/A/GRANDE COMMUNICATIONS HOLDINGS, INC.) AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Nine Months Ended
	September 30,
	2008	2009
Cash flows from operating activities:
Net income (loss)	$(38,819)	$5,354
Adjustment to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	44,037	43,044
Amortization of intangible and other assets	184	170
Amortization of deferred financing costs	789	739
Amortization of deferred other assets	8	13
Provision for doubtful accounts	2,409	2,019
Amortization of debt discounts/premiums	942	1,025
Non-cash compensation expense	299	417
Net gain on sale/disposal of assets	(726)	(427)
Gain on sale of controlling interest in subsidiary	—	(49,252)
Loss on early extinguishment of debt	—	7,139
Equity in loss from investment in Grande Investment L.P.	—	570
Changes in operating assets and liabilities:
Accounts receivable	(1,378)	(5,724)
Prepaid expenses and other assets	(970)	(556)
Accounts payable	1,141	(14)
Accrued liabilities and interest payable	7,449	6,945
Deferred revenue	1,313	4,091
Deferred rent	(34)	(47)
Net cash provided by operating activities	16,644	15,506
Cash flows from investing activities:
Purchases of property, plant and equipment	(23,204)	(13,769)
Proceeds from sale of controlling interest in subsidiary	—	184,451
Proceeds from sale of assets	360	278
Proceeds from sales tax refunds	349	—
Net cash (used in) provided by investing activities	(22,495)	170,960
Cash flows from financing activities:
Payments of long-term debt and capital lease obligations	(3,870)	(213,492)
Proceeds from sale leaseback arrangement	—	4,532
Net proceeds from borrowings	—	123
Net repayments on zero-balance cash account	(892)	(3,624)
Other financing activity	6	(7)
Net cash used in financing activities	(4,756)	(212,468)
Net change in cash and cash equivalents	(10,607)	(26,002)
Cash and cash equivalents, beginning of period	48,138	26,988
Cash and cash equivalents, end of period	$37,531	$986

Non-cash investing and financing activity:
Capital lease obligations	$160	$4,336

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

RIO HOLDINGS, INC. (F/K/A/GRANDE COMMUNICATIONS HOLDINGS, INC.) AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.  Background and Basis of Presentation

On September 14, 2009, we closed the transactions contemplated by that certain recapitalization agreement, dated August 27, 2009, by and among Grande Communications Holdings, Inc., a Delaware corporation and predecessor-in-interest to Rio Holdings, Inc., a Nevada Corporation (“Holdings”), Grande Communications Networks, Inc., a Delaware corporation, predecessor–in-interest to Grande Communications Networks LLC, a Delaware limited liability company and our wholly-owned subsidiary prior to the closing (“Grande Operating”), ABRY Partners VI, L.P., a Delaware limited partnership (“ABRY”), Grande Investment L.P., a Delaware limited partnership and wholly-owned subsidiary of ABRY (“Ultimate Parent”), Grande Parent LLC, a Delaware limited liability company and wholly-owned subsidiary of Ultimate Parent (“Parent”), ABRY Partners, LLC, a Delaware limited liability company and Rio GP, LLC, a Delaware limited liability company and wholly-owned subsidiary of Holdings (“Rio GP”), which provides for the recapitalization of Grande Operating (the “Recapitalization Agreement”) and pursuant to the terms of the Recapitalization Agreement, we completed the following transactions:

(1) On September 10, 2009, Grande Operating converted to a Delaware limited liability company that is disregarded for Federal income tax purposes, and Holdings extinguished any and all intercompany receivables between it and Grande Operating simultaneous with the conversion;

(2) On September 11, 2009, Grande Operating distributed to Holdings cash in the amount of approximately $1.0 million for Holdings’ future working capital needs;

(3) Holdings contributed assets used in the operation of the business to Grande Operating and Grande Operating assumed liabilities arising from operation of the business;

(4) ABRY, ABRY Investment Partnership, L.P. and Grande Manager LLC, a newly formed wholly-owned subsidiary of ABRY (“Grande Manager”) contributed cash in the amount of approximately $92.3 million to Ultimate Parent (which was ultimately contributed to Grande Operating) in return for a general partner interest and a limited partner interest representing approximately 75.3% of the common equity of Ultimate Parent, subject to dilution;

(5) ABRY contributed cash in the amount of approximately $19.2 million to Ultimate Parent (which was ultimately contributed to Grande Operating) in return for a preferred limited partnership interest of Ultimate Parent;

(6) Holdings contributed all of the outstanding membership interests of Grande Operating to Ultimate Parent (which was contributed to Parent) in return for the issuance to Rio GP of a general partner interest of Ultimate Parent representing approximately 24.7% (subject to final closing statement adjustment) of the common equity of Ultimate Parent, subject to dilution;

(7) Grande Operating received net proceeds of approximately $103.8 million under a new credit facility arranged by ABRY, consisting of a $103.8 million term loan and a $18.7 million revolving credit facility; and

(8) Holdings repurchased and redeemed all of its outstanding 14% senior secured notes due 2011 and paid off certain outstanding capital lease obligations using the net proceeds from the equity and debt financing transactions.

On September  17, 2009, Grande Communications Holdings, Inc. merged with and into its wholly-owned subsidiary, Rio Holdings, Inc., a Nevada corporation, for the purpose of changing Holdings’ state of incorporation from Delaware to Nevada (the “Reincorporation”).  The Reincorporation was accomplished pursuant to an Agreement and Plan of Merger, dated September  2, 2009, which was approved by the requisite Grande Communications Holdings, Inc. stockholders by written consent.  The Reincorporation did result in the change of name of Grande Communication Holdings, Inc. to Rio Holdings, Inc.  The Reincorporation did not result in any change in the business, management, fiscal year, office locations, assets, liabilities, or employees of Holdings.

All of the outstanding shares of common stock and preferred stock of Holdings continue to remain outstanding.    As a result of the closing of the recapitalization transaction, Holdings does not have any operations or material assets other than the ownership of its general partner interest of Ultimate Parent, through its wholly-owned subsidiary, Rio GP.

Prior to the closing of the recapitalization transaction on September 14, 2009, the primary business of Holdings and its then consolidated subsidiary, Grande Operating (collectively, the “Company”) was providing a bundled package of cable television (“video”), telephone (“voice”), and broadband Internet (“HSD”) and other services to residential and business customers in Texas. The Company provided these services in seven markets in the state of Texas using local broadband networks that the Company acquired and/or constructed. In addition, the Company provided broadband transport services to medium and large enterprises and communication carriers. The Company also provided network services by offering telecommunications and HSD products to medium and large enterprises and communication carriers within wholesale markets.

Index

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the rules and regulations of the Securities and Exchange Commission (the “SEC”) that permit reduced disclosure for interim periods. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, these condensed consolidated financial statements contain all adjustments, consisting of normal, recurring adjustments necessary for a fair presentation of the financial position of the Company as of September 30, 2008 and 2009, and for the three and nine months ended September 30, 2008 and 2009. Operating results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ended December  31, 2009. The December  31, 2008 balance sheet is derived from the audited financial statements for the year ended December  31, 2008. These interim financial statements should be read in conjunction with the consolidated financial statements for the year ended December  31, 2008 and notes thereto, together with management’s discussion and analysis of financial condition and results of operations contained in the Company’s Annual Report for the year ended December  31, 2008 on Form  10-K filed with the SEC on March  20, 2009. Further, in connection with preparation of the condensed consolidated financial statements and in accordance with the recently issued Statement of Financial Accounting Standards (“SFAS”) No.  165 Subsequent Events (“SFAS  165”), the Company evaluated subsequent events after the balance sheet date of September 30, 2009 through November 23, 2009, the date of filing of this quarterly report on Form  10-Q with the Securities and Exchange Commission.

The consolidated financial statements include the accounts of Grande Communications Holdings, Inc., a predecessor-in-interest to Rio Holdings, Inc., and its consolidated subsidiary, Grande Communications Networks, Inc., a predecessor-in-interest to Grande Communications Networks LLC, prior to the closing of the recapitalization transactions on September 14, 2009.  Subsequent to September 14, 2009, the consolidated financial statements include the accounts of Rio Holdings, Inc. and its consolidated subsidiary, Rio GP LLC and the equity in earnings of Ultimate Parent which is accounted for under the equity method. All inter-company transactions and balances have been eliminated. Preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying disclosures. These estimates are based on management’s best knowledge of current events and actions the Company may undertake in the future. Actual results may ultimately differ from these estimates.

2.  Summary of Significant Accounting Policies

Equity Investment

Investments in which the Company has the ability to exercise significant influence and that, in general, are at least 20 percent owned are stated at cost plus equity in undistributed net earnings (loss), less distributions received in accordance with the requirements of Accounting Principles Board Opinion No. 18 (“APB No. 18”), “The Equity Method of Accounting for Investments in Common Stock.”    APB No. 18 was incorporated into ASC 323 under the FASB codification.    These investments are evaluated for impairment in accordance with APB No. 18. An impairment loss would be recorded whenever a decline in the value of an equity investment or investment carried at cost below its carrying amount is determined to be other than temporary.    In judging “other than temporary,” the Company considers the length of time and extent to which the fair value of the investment has been less than the carrying amount of the investment, the near-term and long-term operating and financial prospects of the investee, and the Company’s long-term intent of retaining the investment in the investee.

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

	December 31, 2008		September 30, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in millions)
14% Senior Notes	$189.3	$142.3	$—	$—
Equipment financing	2.0	2.0	—	—

Index

Recent Accounting Pronouncements

On July  1, 2009, the Company adopted SFAS No.  168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162,” which was incorporated into Accounting Standards Codification (“ASC”) 105, “Generally Accepted Accounting Principles.”  This new accounting standard identifies the ASC as the authoritative source of GAAP in the United States. Rules and interpretive releases of the SEC under federal securities laws are also sources of authoritative GAAP for SEC registrants, including the Company. The adoption of this new accounting standard did not have an impact on the Company’s financial position, results of operations, or cash flows; however the Company has included references to the ASC within the financial statements.

In May  2009, the Financial Accounting Standards Board (“FASB”) issued Statement No.  165, “Subsequent Events” (“SFAS  165”), which was incorporated into ASC 855, “Subsequent Events.” The provisions of SFAS  165 set forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may have occurred for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The provisions of SFAS  165 became effective for the Company on April  1, 2009 and are being applied prospectively beginning in the second quarter of 2009.

In April  2009, the FASB issued FASB Staff Position (“FSP”) SFAS No.  107-1 and Accounting Principles Board  28-1 “Interim Disclosures about Fair Value of Financial Instruments,” which was incorporated into FASB ASC 825, “Financial Instruments.” The FSP amends SFAS No.  107 “Disclosures about Fair Value of Financial Instruments” to require an entity to provide disclosures about fair value of financial instruments in interim financial information. This FSP is to be applied prospectively and is effective for interim and annual periods ending after June  15, 2009 with early adoption permitted for periods ending after March  15, 2009. The Company adopted the provisions of FSP No.  107-1 in the second quarter of 2009.

3.  Equity Investment

	Three Months Ended	Nine Months Ended
	September 30, 2009	September 30, 2009
Carrying value, beginning of period	$—	$—
Acquisition of interest in Grande Investment L.P. at fair value	24,222	24,222
Equity in loss from Grande Investment L.P.	(570)	(570)
Carrying value, end of period	$23,652	$23,652

On September 14, 2009, Holdings contributed all of the outstanding membership interests of Grande Operating to Grande Investment L.P. in return for a general partner interest of Grande Investment L.P. representing approximately 24.7% (subject to final closing statement adjustment) of the common equity of Grande Investment L.P. As a result of the loss of control of Grande Operating from such transaction, we recorded a gain of $49.3 million. Such gain was determined based upon the net proceeds received plus the fair value of our acquired 24.7% interest (subject to final closing statement adjustment) in Grande Investment L.P. and the carrying value of Holdings’ investment in Grande Operating as of the date of the transactions. The interest in Grande Investment L.P. is subject to adjustment based on the finalization of the closing statement, which is expected to be complete by the first quarter of 2010.

The Company records its investment in Grande Investment L.P. under the equity method of accounting and as such presents its prorata share of the equity in earnings and losses of Grande Investment L.P. within its quarterly and year end reported results.

4.  Net Loss Per Share

The Company follows the provisions of SFAS No.  128, “Earnings Per Share,” which was incorporated into ASC 260. Basic earnings per share is computed by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share includes the weighted average number of common shares outstanding and the number of equivalent shares which would be issued related to the stock options and warrants using the treasury method, and convertible preferred stock using the if-converted method, unless such additional equivalent shares are anti-dilutive.

Index

The Company computed earnings per share by dividing net income (loss) by weighted average shares outstanding using the following:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2008	September 30, 2009	September 30, 2008	September 30, 2009
Basic and Diluted EPS:
Net income (loss) available to common stockholders	$(14,861)	$27,196	$(38,819)	$5,354

Weighted Average Shares Outstanding – Basic and Diluted:
Weighted average common stock outstanding	12,782	12,104	12,759	12,537
Dilutive effect of participating convertible preferred stock	—	439,528	—	439,528

Weighted average shares outstanding – basic and diluted	12,782	451,632	12,759	452,065

For the three and nine months ended September 30, 2009, the following equivalent shares of common stock were out of the money and were not included in the computation of diluted EPS, as their effect was anti-dilutive:

	Three Months Ended	Nine Months Ended
	September 30	September 30
	2009	2009
Common stock warrants	152,107,016	152,107,016
Common stock options	33,993,994	37,492,655
Series H preferred stock options	21,823,946	22,258,395
Total anti-dilutive shares	207,924,956	211,858,066

For the three and nine months ended September 30, 2008, the Company reported a net loss; therefore, the following equivalent shares of common stock were not included in the computation of diluted EPS, as their effect was anti-dilutive:

	Three Months Ended	Nine Months Ended
	September 30	September 30
	2008	2008
Convertible preferred stock	439,527,511	439,527,511
Common stock warrants	152,107,016	152,107,016
Common stock options	43,413,541	45,268,552
Series H preferred stock options	25,001,042	25,661,686
Total anti-dilutive shares	660,049,110	662,564,765

5.  Accrued Liabilities

Accrued liabilities consist of the following:

	December 31, 2008	September 30, 2009
	(in thousands)
Accrued property taxes	$3,829	$—
Accrued compensation	2,660	—
Accrued taxes—other	3,171	—
Accrued programming	3,045	—
Accrued other	3,233	—
Accrued liabilities	$15,938	$—

Index

6.  Income Taxes

The Company utilizes the liability method of accounting for income taxes, as set forth in Statement of Financial Accounting Standards No.  109, “Accounting for Income Taxes,” which was incorporated into ASC 740. Under the liability method, deferred taxes are determined based on the difference between the financial and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

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

7.  Long Term Debt

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

As of September 14, 2009, Holdings had outstanding an aggregate of $193 million principal amount of its senior notes, pursuant to that certain Indenture, dated as of March  23, 2004, among Holdings, the guarantors named therein, and U.S. Bank National Association, as trustee, as supplemented by that certain Supplemental Indenture No.  1, dated as of July  18, 2007, by and among Holdings, the guarantors party to the Indenture and the trustee.  Accrued but unpaid interest on the senior notes as of September 14, 2009 was approximately $12.2 million.  On August 18, 2009, Holdings entered into a note purchase agreement with Serengeti Overseas Ltd., Serengeti Partners LP, Goldman, Sachs & Co., Silver Point Capital Offshore Fund, Ltd., Silver Point Capital Fund, L.P., MAST OC I Master Fund L.P., MAST Credit Opportunities I Master Fund Limited, Whitney Private Debt Fund, L.P. (the “Requisite Bondholders”) who, in the aggregate, beneficially owned approximately $191.8 million in aggregate principal amount of the senior notes  pursuant to which these bondholders sold their senior notes to Holdings upon consummation of the recapitalization transactions at a purchase price of 101.5% of the principal amount of such notes, plus accrued and unpaid interest thereon through the purchase date, which is 200 basis points lower than what would have otherwise been required under the redemption provisions of the Indenture.  In addition, the Requisite Bondholders waived any and all registration rights they may have had with respect to the senior notes or any outstanding equity securities of Holdings.  ABRY provided a limited guarantee of the performance by Holdings of its obligations under the note purchase agreement, after the consummation of the recapitalization transactions.

On September 14, 2009, Holdings issued a mandatory redemption notice to all of the remaining holders of its senior notes, representing approximately $1.2 million in aggregate principal amount, which were not subject to the note purchase agreement for the redemption of such notes, at a purchase price equal to 103.5% of the principal amount of such notes, plus accrued and unpaid interest thereon to the redemption date.  In connection with the closing of the recapitalization transactions, ABRY and Grande Manager contributed cash to Ultimate Parent, caused Grande Operating to enter into a new credit agreement and, using the net proceeds from the equity contributions and the credit agreement, caused to be available to Holdings and Grande Operating a sufficient amount of cash to purchase all of the senior notes (whether pursuant to the note purchase agreement or, in the case of any senior notes which are not subject to the note purchase agreement, the redemption provisions of the Indenture).

All of Holdings’ outstanding senior notes have been redeemed or repurchased and the indenture that governed the terms of the senior notes was discharged. As a result of these transactions, we recognized a $7.1 million loss on early extinguishment of the senior notes.

Index

8.  Commitments and Contingencies

Capital Leases

During January  2009, Grande Communications Networks, Inc. sold various customer premise equipment for $4.5 million cash. Concurrent with the sale, the Company leased the customer premise equipment back for a period of two years at a monthly rental of $0.2 million. As a result of the recapitalization transactions on September 14, 2009, this capital lease is no longer included in the accounts of Holdings.

Legal Proceedings

There are no pending proceedings that are currently anticipated to have a material adverse effect on the Company’s business, financial condition or results of operations.

Other Contingencies

In June  2009, the Universal Service Administration Company (“USAC,”) which administers the Universal Service Fund (“USF”) on behalf of the Federal Communications Commission, provided an initial draft of findings in an audit of Grande Communications Networks, Inc.’s contributions to the USF program based on the Company’s 2004, 2005 and 2006 revenues. The draft audit report was subsequently finalized in October 2009 and concluded that the Company underreported or misclassified certain telecommunications service revenues, resulting in a total contribution shortfall of $4.2 million for the 2005, 2006 and 2007 reporting years. The Company disagrees with the majority of the USAC audit report and believes it has meritorious defenses for the prior USF filings and intends to vigorously defend them during the dispute process, appellate process and through litigation in courts, as necessary.

Pursuant to the terms of the recapitalization agreement, liabilities in connection with the USAC Audit and certain other regulatory liabilities of Grande Operating, if not repaid by Holdings prior to the sale of Ultimate Parent will reduce the distributions that would otherwise be made to Rio GP on its Class A Common Units in such sale.    In the event the results of the USAC Audit have not been finally determined and any related appeal has not been resolved by the time of a sale of Ultimate Parent and the acquiror in such sale requires Grande Operating or any of its affiliates to indemnify such acquiror and/or Grande Operating for liability in connection with the USAC Audit arising from any period prior to September 14, 2009 that exceeds the amount of liability accrued at September 14, 2009 and any amount reimbursed or refunded to Grande Operating in connection with the USAC Audit, Rio GP agreed to provide such indemnification in an amount not to exceed Rio GP’s net cash proceeds in connection with such sale, and agreed that a portion of such proceeds in an amount sufficient to satisfy such indemnification obligation may be placed in escrow to serve as a source for payment of any such indemnification obligation.

Guarantee

In connection with the closing of the Recapitalization Agreement, Grande Operating entered into the First Amendment to Lease to that certain Lease Agreement, dated August 7, 2003, with respect to certain premises located in Corpus Christi, Texas, Odessa, Texas, San Marcos, Texas and Waco, Texas with GRC (TX) Limited Partnership to modify certain provisions of the Lease Agreement to permit a change of control of the tenant group and certain other related transactions (the “August 2003 Lease Amendment”).    In addition, Grande Operating entered into a First Amendment to Lease to that certain Lease Agreement dated June 24, 2004 with respect to certain premises located in San Marcos, Texas with GRC-II Limited Partnership to modify certain provisions of the Lease Agreement to permit a change of control of the tenant group and certain other related transactions (the “June 2004 Lease Amendment” and together with the August 2003 Lease, the “Lease Amendments”).

As a condition to entering into the Lease Amendments, Rio GP was added as an additional guarantor under each of the existing Guaranty and Suretyship Agreement originally given by Holdings pursuant to the First Amendment to Guaranty and Suretyship Agreement by and between GRC (TX) Limited Partnership, GRC-II (TX) Limited Partnership, Holdings, and Rio GP.  Holdings was also required to enter into the First Amendment to Guaranty and Suretyship Agreement with respect to both Leases (each a “Guarantee” and, together, the “Guarantees”).  The guarantees are for the full and timely payment of lease payments pertaining to the August 2003 Lease Amendment and the June 2004 Lease Amendment.  Based on management’s assessment, fair value of the guarantee was not significant at September 30, 2009.

9.  Subsequent Event

In connection with the closing of the transactions contemplated by the Recapitalization Agreement, Holdings cancelled all outstanding options to purchase 33,370,422 shares of common stock and options to purchase 21,300,000 shares of Series H preferred stock.  As a result, after October 9, 2009, we had no outstanding options to purchase any equity of Holdings.

Index

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form  10-Q contains statements about future events.  All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements, within the meaning of Section  27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section  21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements can sometimes be identified by our use of forward-looking words such as “expect,” “should,” “may,” “will,” “anticipate,” “estimate,” or “intend” and other similar words or phrases. Similarly, statements that describe our objectives, plans or goals are or may be forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be different from any future results, performance or achievements expressed or implied by these statements. You should review carefully all of the information, in this quarterly report on Form  10-Q, including the financial statements.

These risks and uncertainties include, without limitation, those discussed under Part  I Item  2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part  II Item  1A “Risk Factors.”  These factors and the other risk factors discussed in this quarterly report on Form  10-Q are not necessarily all of the important factors that could cause our actual results to differ materially from those expressed in any of the forward-looking statements. Other unknown or unpredictable factors also could have material adverse effects on our future results. The forward-looking statements included in this quarterly report on Form  10-Q are made only as of the date of this quarterly report. We cannot ensure that any projected results or events will be achieved. We have no intention, and disclaim any obligation, to publicly update or revise any forward-looking statements, whether as a result of new information, future results or otherwise, except as required by law.

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

Unless we indicate otherwise, references below to “we,” “us,” “our,” “the Company” and “Holdings” mean, after the consummation of the transactions contemplated by the Recapitalization Agreement, Rio Holdings, Inc. (f/k/a/Grande Communications Holdings, Inc.) and its wholly-owned subsidiary, Rio GP, LLC and mean, before the consummation of the transactions contemplated by the Recapitalization Agreement, Grande Communications Holdings, Inc. and its then consolidated subsidiary, Grande Communications Networks, Inc., taken as a whole, and references to “Grande Operating” are to Grande Communications Networks, Inc. and its successor-in-interest, Grande Communications Networks LLC.

Recent Developments

Recapitalization Transaction

On September 14, 2009, we closed the transactions contemplated by that certain recapitalization agreement, dated August 27, 2009, by and among Grande Communications Holdings, Inc., a Delaware corporation and predecessor-in-interest to Rio Holdings, Inc., a Nevada Corporation (“Holdings”), Grande Communications Networks, Inc., a Delaware corporation, predecessor–in-interest to Grande Communications Networks LLC, a Delaware limited liability company and our wholly-owned subsidiary prior to the closing (“Grande Operating”), ABRY Partners VI, L.P., a Delaware limited partnership (“ABRY”), Grande Investment L.P., a Delaware limited partnership and wholly-owned subsidiary of ABRY (“Ultimate Parent”), Grande Parent LLC, a Delaware limited liability company and wholly-owned subsidiary of Ultimate Parent (“Parent”), ABRY Partners, LLC, a Delaware limited liability company and Rio GP, LLC, a Delaware limited liability company and wholly-owned subsidiary of Holdings (“Rio GP”), which provides for the recapitalization of Grande Operating (the “Recapitalization Agreement”) and pursuant to the terms of the Recapitalization Agreement, we completed the following transactions:

(1) On September 10, 2009, Grande Operating converted to a Delaware limited liability company that is disregarded for Federal income tax purposes, and Holdings extinguished any and all intercompany receivables between it and Grande Operating simultaneous with the conversion;

(2) On September 11, 2009, Grande Operating distributed to Holdings cash in the amount of approximately $1.0 million for Holdings’ future working capital needs;

(3) Holdings contributed assets used in the operation of the business to Grande Operating and Grande Operating assumed liabilities arising from operation of the business;

Index

(4) ABRY, ABRY Investment Partnership, L.P. and Grande Manager LLC, a newly formed wholly-owned subsidiary of ABRY (“Grande Manager”) contributed cash in the amount of approximately $92.3 million to Ultimate Parent (which was ultimately contributed to Grande Operating) in return for a general partner interest and a limited partner interest representing approximately 75.3% of the common equity of Ultimate Parent, subject to dilution;

(5) ABRY contributed cash in the amount of approximately $19.2 million to Ultimate Parent (which was ultimately contributed to Grande Operating) in return for a preferred limited partnership interest of Ultimate Parent;

(6) Holdings contributed all of the outstanding membership interests of Grande Operating to Ultimate Parent (which was contributed to Parent) in return for the issuance to Rio GP of a general partner interest of Ultimate Parent representing approximately 24.7% (subject to final closing statement adjustment) of the common equity of Ultimate Parent, subject to dilution;

(7) Grande Operating received net proceeds of approximately $103.8 million under a new credit facility arranged by ABRY, consisting of a $103.8 million term loan and a $18.7 million revolving credit facility; and

(8) Holdings repurchased and redeemed all of its outstanding 14% senior secured notes due 2011 and paid off certain outstanding capital lease obligations using the net proceeds from the equity and debt financing transactions.

On September  17, 2009, Grande Communications Holdings, Inc. merged with and into its wholly-owned subsidiary, Rio Holdings, Inc., a Nevada corporation, for the purpose of changing Holdings’ state of incorporation from Delaware to Nevada (the “Reincorporation”).  The Reincorporation was accomplished pursuant to an Agreement and Plan of Merger, dated September  2, 2009, which was approved by the requisite Grande Communications Holdings, Inc. stockholders by written consent.  The Reincorporation did result in the change of name of Grande Communication Holdings, Inc. to Rio Holdings, Inc.  The Reincorporation did not result in any change in the business, management, fiscal year, office locations, assets, liabilities, or employees of Holdings.

All of the outstanding shares of common stock and preferred stock of Holdings continue to remain outstanding.    As a result of the closing of the recapitalization transaction, Holdings does not have any operations or material assets other than the ownership of its partner interest of Ultimate Parent, through its wholly-owned subsidiary, Rio GP and only has two persons serving as officers, Michael L. Wilfley and Walter K.L. “Scott” Ferguson, Jr., and no employees.

In connection with the closing of the transactions contemplated by the Recapitalization Agreement, Holdings cancelled all outstanding options to purchase 33,370,422 shares of common stock and options to purchase 21,300,000 shares of Series H preferred stock.  As a result, after October 9, 2009, we had no outstanding options to purchase any equity of Holdings.

Note Purchase Agreement

As of September 14, 2009, Holdings had outstanding an aggregate of $193 million principal amount of its senior notes, pursuant to that certain Indenture, dated as of March  23, 2004, among Holdings, the guarantors named therein, and U.S. Bank National Association, as trustee, as supplemented by that certain Supplemental Indenture No.  1, dated as of July  18, 2007, by and among Holdings, the guarantors party to the Indenture and the trustee.  Accrued but unpaid interest on the senior notes as of September 14, 2009 was approximately $12.2 million.  On August 18, 2009, Holdings entered into a note purchase agreement with Serengeti Overseas Ltd., Serengeti Partners LP, Goldman, Sachs & Co., Silver Point Capital Offshore Fund, Ltd., Silver Point Capital Fund, L.P., MAST OC I Master Fund L.P., MAST Credit Opportunities I Master Fund Limited, Whitney Private Debt Fund, L.P. (the “Requisite Bondholders”) who, in the aggregate, beneficially owned approximately $191.8 million in aggregate principal amount of the senior notes  pursuant to which these bondholders sold their senior notes to Holdings upon consummation of the recapitalization transactions at a purchase price of 101.5% of the principal amount of such notes, plus accrued and unpaid interest thereon through the purchase date, which is 200 basis points lower than what would have otherwise been required under the redemption provisions of the Indenture.  In addition, the Requisite Bondholders waived any and all registration rights they may have had with respect to the senior notes or any outstanding equity securities of Holdings.  ABRY provided a limited guarantee of the performance by Holdings of its obligations under the note purchase agreement, after the consummation of the recapitalization transactions.

On the closing date of the recapitalization transactions, Holdings issued a mandatory redemption notice to all of the remaining holders of its senior notes, representing approximately $1.2 million in aggregate principal amount, which were not subject to the note purchase agreement for the redemption of such notes, at a purchase price equal to 103.5% of the principal amount of such notes, plus accrued and unpaid interest thereon to the redemption date.  In connection with the closing of the recapitalization transactions, ABRY and Grande Manager contributed cash to Ultimate Parent, caused Grande Operating to enter into a new credit agreement and, used the net proceeds from the equity contributions and the credit agreement, caused to be available to Holdings and Grande Operating a sufficient amount of cash to purchase all of the senior notes (whether pursuant to the note purchase agreement or, in the case of any senior notes which are not subject to the note purchase agreement, the redemption provisions of the Indenture).

Index

All of Holdings’ outstanding senior notes have been redeemed or repurchased and the indenture that governed the terms of the senior notes was discharged. As a result of these transactions, we recognized a $7.1 million loss on early extinguishment of the senior notes.

Changes in Management

As a result of the recapitalization transactions the only officers of the Company are Michael L. Wilfley and W.K.L. “Scott” Ferguson and the Company has no employees.  In connection with the closing of the recapitalization transactions, on September 14, 2009, the following changes in management were made:

(1) Roy H. Chestnutt resigned as Chairman, Chief Executive Officer and President and as a director of Holdings and as Chairman, Executive Officer and President and as a member of the Board of Directors of Grande Operating.

(2) Jared Benson resigned as Vice President of Enterprise and Wholesale Services of Holdings and as Vice President of Enterprise and Wholesale Services of Grande Operating.

(3) Kay Stroman resigned as Vice President of Human Resources of Holdings and as Vice President of Human Resources of Grande Operating.

(4) Michael L. Wilfley resigned as Chief Financial Officer and Secretary of Grande Operating.

(5) W.K.L. “Scott” Ferguson, Jr. resigned as Chief Operating Officer of Holdings and Grande Operating.

(6) John C. Hockin resigned from his position as a member of the Board of Directors of Grande Operating.

(7) David C. Hull, Jr. resigned from his position as a member of the Board of Directors of Grande Operating.

(8) William Laverack, Jr. resigned from his position as a member of the Board of Directors of Grande Operating.

(9) Richard W. Orchard resigned from his position as a member of the Board of Directors of Grande Operating.

(10) Paul Walsh resigned from his position as a member of the Board of Directors of Grande Operating.

On September 14, 2009, the board of Holdings appointed Mr. Wilfley to replace Mr. Chestnutt as Chief Executive Officer and President of Holdings and Walter K.L. “Scott” Ferguson, Jr. was appointed to replace Mr. Wilfley as secretary of Holdings.    On September 17, 2009, the board of Holdings appointed Michael L. Wilfley to replace Mr. Chestnutt as a director of the Holdings and appointed Mr. Wilfley to serve as Treasurer of Holdings.  On September 17, 2009, Duncan T. Butler, Jr. was appointed as Chairman of the Board of Directors of Holdings.

Transaction Bonuses

A transaction bonus plan in the amount of $1.07 million was approved by our board of directors and was assumed by Grande Operating upon the closing of the recapitalization transactions. The following named executive officers received the following transaction bonuses:

Roy H. Chestnutt	$112,500
Michael L. Wilfley	112,500
Walter K.L. “Scott” Ferguson, Jr.	225,000
Kay Stroman	50,000
Jared P. Benson	62,500
Total	$562,500

Severance Payments

Pursuant to the terms of the Chestnutt Employment Agreement, in connection with the closing of the recapitalization transactions and Mr. Chestnutt’s resignation, Mr. Chestnutt is entitled to $400,000,  less withholding and other required adjustments, which represents twelve months of Mr. Chestnutt’s base salary, to be paid in twelve equal installments, which liability was assumed by Grande Operating on September 14, 2009 upon the closing of the recapitalization transactions.    In addition, Grande Operating will continue Mr. Chestnutt’s current insurance and health care coverage until the first anniversary of the date of his termination, provided that Grande Operating may cease providing such insurance and health care coverage at an earlier date if Mr. Chestnutt receives equivalent benefits from his next full time employer. To the extent this severance pay exceeds certain amounts, as set forth in applicable Treasury Regulations, the excess amount of severance pay will not begin sooner than six months following the employment termination date.

Index

Pursuant to the terms of the Wilfley Employment Agreement, in connection with the termination of his employment by Grande Operating on November 6, 2009, Mr. Wilfley is entitled to $250,000, less withholding and other required adjustments, which represents his current bi-weekly base salary multiplied by 26, to be paid in equal bi-weekly installments over 52 weeks, which liability was assumed by Grande Operating on September 14, 2009 upon the closing of the recapitalization transactions.    In addition, Grande Operating will continue Mr. Wilfley’s current insurance and health care coverage until the first anniversary of the date of his termination. To the extent this severance pay exceeds certain amounts, as set forth in applicable Treasury Regulations, the excess amount of severance pay will not begin sooner than six months following the employment termination date.

Overview

As a result of the closing of the recapitalization transaction, as of September 14, 2009, Holdings does not have any operations or material assets other than the ownership of its 24.7% (subject to final closing statement adjustment) common equity interest in Ultimate Parent, through its wholly-owned subsidiary Rio GP and only has two persons serving as officers, Michael L. Wilfley and Walter K.L. “Scott” Ferguson, Jr., and no employees.  The discussion in this Management Discussion and Analysis of Financial Condition and Results of Operations relates to our consolidated operations through September 13, 2009, transactions on September 14, 2009 as a result of the closing of the recapitalization transactions and Holdings’ equity in earnings (loss), through Rio GP, of the minority interest in Ultimate Parent subsequent to September 14, 2009.  Holdings expects to file a Form 15 with the SEC to suspend its reporting obligations under the Exchange Act immediately following the filing of its Annual Report on Form 10-K for the year ended December 31, 2009. As a result of filing the Form 15, the Company’s obligation to file certain reports and forms including Annual Reports on Form 10-K, Quarterly reports on Form 10-Q and Current Reports on Form 8-K will be suspended.

Prior to the closing of the recapitalization transactions, Holdings’ primary business was providing a bundled package of video, voice, and HSD and other services to residential and business customers in Texas. We provided these services in seven markets in the state of Texas using local broadband networks that we acquired and/or constructed.

We refer to the homes and businesses that our network was capable of providing services to as “marketable homes passed.” We believed that an important measure of our growth potential was the number of marketable homes passed by our networks and the marketable homes we were able to pass in the future in the markets in which we operated. Marketable homes passed are the number of residential and business units, such as single residential homes, apartment units and condominium units, passed by our networks. Since 2001, we had grown our marketable homes passed through acquisitions and the construction of our networks. The expansion of our networks had, in turn, allowed us to pursue a retail strategy of offering bundled video, voice and HSD services to residential and business customers. As of September 30, 2008 and September 13, 2009, we had the ability to market services to 340,048 and 339,671 distinct homes and businesses over our networks, respectively, and had 146,513 and 143,104 residential and business customers, respectively. Operating revenues from bundled services were $42.2 million and $125.3 million during the three and nine months ended September 30, 2008, respectively, and $35.6 million and $122.7 million for the three and nine months ended September 30, 2009, respectively.

In addition, we leveraged our retail metro network build-out with the 2003 acquisition of a long haul fiber optic network which allowed us to provide broadband transport services to medium and large enterprises and communications carriers. Operating revenues for broadband transport services were $3.9 million and $9.3 million during the three and nine months ended September 30, 2008, respectively, and $2.8 million and $9.8 million for the three and nine months ended September 30, 2009, respectively.

In July  2000, when our network construction was still in a very early stage, we acquired substantially all of the assets of Thrifty Call, Inc. which had an established telephone and data network that served as the Company’s platform for the provisioning of residential voice and HSD services and was also the platform that provides wholesale network services to medium and large enterprises and communications carriers in the wholesale market. Operating revenues for network services were $5.8 million and $19.3 million during the three and nine months ended September 30, 2008, respectively, and $2.8 million and $11.5 million for the three and nine months ended September 30, 2009, respectively.

Our network services were primarily provided using our then existing infrastructure and personnel. By leveraging our brand, communications infrastructure, voice and data volume, and personnel that predominantly supported our core retail business and its products, we believe that we had gained efficiencies of scale by offering telecommunications and HSD products into wholesale markets.

We have incurred net losses for the past five years and, now that we have no operations, expect to continue to incur net losses in the future. As a result, the Company had federal net operating loss carry-forwards and has established a valuation allowance equal to the net deferred tax asset due to uncertainties regarding the realization of the deferred tax asset based on our lack of earnings history. Utilization of the net operating losses may be subject to a substantial annual limitation due to the “change in ownership” provisions of the Internal Revenue Code of 1986. The annual limitation may result in the expiration of net operating losses before utilization. However, we had positive Adjusted EBITDA during the past five years as well as for each of the three and nine months ended September 30, 2008 and 2009. See “Non-GAAP Financial Measures” below for a discussion of this non-GAAP measure of our operating performance as well as our use of Adjusted EBITDA.

Index

Marketable Homes Passed, Customers and Connections

We report marketable homes passed as the number of residential and business units, such as single family residence homes, apartments and condominium units, passed by our networks. As of September 30, 2008 and September 13, 2009, our networks passed 340,048 and 339,671 marketable homes, respectively, and we had 146,513 and 143,104 residential and business customers, respectively.

Because we delivered multiple services to our customers, we report our total number of connections for video, voice, HSD and other services in addition to our total number of customers. We count each video, voice, HSD and other service purchase as a separate connection. For example, a single customer who purchases video, voice and HSD service would count as three connections. Similarly, a single customer who purchases our HSD service and our voice service would count as two connections. We did not record the purchase of long distance telephone service by a local telephone customer or digital cable services by an analog cable customer as additional connections. However, we did record each purchase of an additional telephone line by a local telephone customer as an additional connection. As of September 30, 2008 and September 13, 2009, we had 317,751 and 308,441 connections, respectively.

Operating Data — Bundled Services

	Quarter Ended
	September 30, 2008	December 31, 2008	March 31, 2009	June 30, 2009	September 30, 2009(1)
Operating Data:
Marketable homes passed	340,048	340,681	340,999	339,910	339,671
Customers	146,513	146,210	146,433	144,166	143,104
Number of connections:
Video	101,673	101,864	101,744	99,488	98,681
Voice	115,078	114,512	113,208	111,292	108,216
HSD and other	101,000	101,502	102,826	101,684	101,544
Total connections	317,751	317,878	317,778	312,464	308,441
Average monthly revenue per:
Customer – bundled services	$96.22	$98.09	$99.34	$99.82	$82.70
Video connection	57.45	58.16	60.49	61.63	51.41
Voice connection	41.38	41.15	40.58	40.01	32.99
HSD and other connection	35.11	36.65	36.80	37.20	31.21

____________________

(1)	Information presented for the quarter ended September 30, 2009 is as of September 13, 2009, the final day of operations prior to the date of closing of the recapitalization transactions.

Index

Results of Operations (in millions)

	Three Months Ended					Nine Months Ended
	September 30,					September 30,
	2008	Percent of Operating Revenues	2009	Percent of Operating Revenues	Var	2008	Percent of Operating Revenues	2009	Percent of Operating Revenues	Var
Consolidated Financial Data
Operating revenues:
Video	$17.4	33%	$15.2	37%	$(2.2)	$52.5	34%	$52.3	36%	$(0.2)
Voice	14.3	28	10.9	26	(3.4)	42.4	27	38.2	27	(4.2)
HSD and other	10.5	20	9.5	23	(1.0)	30.4	20	32.2	22	1.8
Bundled services	42.2	81	35.6	86	(6.6)	125.3	81	122.7	85	(2.6)
Broadband transport services	3.9	8	2.8	7	(1.1)	9.3	6	9.8	7	0.5
Network services	5.8	11	2.8	7	(3.0)	19.3	13	11.5	8	(7.8)
Total operating revenues	51.9	100	41.2	100	(10.7)	153.9	100	144.0	100	(9.9)
Operating expenses:
Cost of revenues	17.8	34	13.0	32	(4.8)	52.8	34	49.4	34	(3.4)
Selling, general and administrative	24.7	48	22.8	55	(1.9)	70.5	46	63.1	44	(7.4)
Provision for doubtful accounts	0.9	2	0.8	2	(0.1)	2.4	1	2.0	1	(0.4)
Depreciation and amortization	15.7	30	12.4	30	(3.3)	44.2	29	43.2	30	(1.0)
Total operating expenses	59.1	114	49.0	119	(10.1)	169.9	110	157.7	109	(12.2)
Operating loss	(7.2)	(14)	(7.8)	(19)	(0.6)	(16.0)	(10)	(13.7)	(9)	2.3
Other income (expense):
Interest income	0.1	—	—	—	(0.1)	0.6	0.5	0.1	—	(0.5)
Interest expense	(7.7)	(15)	(6.4)	(16)	1.3	(23.3)	(15)	(22.3)	(15)	1.0
Loss on early extinguishment of debt	—	—	(7.1)	(17)	(7.1)	—	—	(7.1)	(5)	(7.1)
Equity in loss from investee	—	—	(0.6)	(1)	(0.6)	—	—	(0.6)	—	(0.6)
Other income	—	—	—	—	—	—	—	0.2	—	0.2
Gain on sale of subsidiary	—	—	49.3	120	49.3	—	—	49.3	34	49.3
Net gain on sale of assets	0.2	1	0.1	—	(0.1)	0.7	0.5	0.4	—	(0.3)
Total other income (expense)	(7.4)	(14)	35.3	86	42.7	(22.0)	(14)	20.0	14	42.0
Income (loss) before income tax expense	(14.6)	(28)	27.5	67	42.1	(38.0)	(24)	6.3	5	44.3
Income tax expense	(0.3)	(1)	(0.3)	(1)	—	(0.8)	(1)	(0.9)	(1)	(0.1)
Net income (loss)	$(14.9)	(29)%	$27.2	66%	$42.1	$(38.8)	(25)%	$5.4	4%	$44.2

Three and Nine Months Ended September  30, 2008 Compared to Three and Nine Months Ended September  30, 2009

The following discussion relates to our consolidated operations through September 13, 2009, transactions on September 14, 2009 as a result of the closing of the recapitalization transactions and Holdings’ equity in earnings (loss), through Rio GP, of the minority interest in Ultimate Parent subsequent to September 13, 2009.

Index

Operating Revenues. Our operating revenues decreased $10.7 million, or 20.6%, during the three months ended September  30, 2009 and decreased $9.9 million, or 6.4%, during the nine months ended September  30, 2009. The decrease during the three months ended September  30, 2009 was driven primarily by a $6.6 million decrease in our bundled services revenue, a $3.0 million decrease in revenues from network services and a $1.1 million decrease in broadband transport services revenue. The decrease during the nine months ended September  30, 2009 was driven primarily by decreases in revenues from both network services and bundled services of $7.8 million and $2.6 million, respectively, partially offset by a $0.5 million increase in our revenues from broadband transport services.

Operating revenues for our video services decreased $2.2 million, or 12.6%, during the three months ended September 30, 2009 and decreased $0.2 million, or 0.4%, during the nine months ended September 30, 2009. Decreases during both the three and nine months ended September 30, 2009 were primarily related to: (a) a 3% decline in the number of connections, from 101,673 as of September 30, 2008 to 98,681 as of September  13, 2009; (b) declines in all video services revenues due to a partial month in September 2009; (c) a $0.2 million and $0.3 million decline in pay per view services due to a partial month in September 2009 and timing of such purchases; and (d) such declines were partially offset by increases in both periods for video revenues due to our annual rate increase, which occurred in January 2009. Video services revenues from commercial business customers remained flat at $0.3 million and $0.9 million during the three and nine months ended September 30, 2009, respectively

Operating revenues for our voice services decreased $3.4 million, or 23.8%, during the three months ended September  30, 2009 and decreased $4.2 million, or 10%, during the nine months ended September 30, 2009. We experienced a decrease in residential voice services revenue due to competitive pressures and changing consumer preferences, as more customers choose to adopt VoIP products or use their wireless phones as their primary phone line.  Decreases during both the three and nine months ended September 30, 2009 were primarily related to: (a) a 6% decline in the number of connections, from 115,078 as of September 30, 2008 to 108,216 as of September  13, 2009; (b) declines in both residential and commercial recurring voice services revenues due to a partial month in September 2009; and (c) a $0.2 million and $0.5 million decline in long distance usage charges due in part to a partial month in September 2009.  Our voice services revenues from commercial business customers decreased 12.5% to $3.5 million during the three months ended September 30, 2009 and increased 3% to $11.8 million, during the nine months ended September  30, 2009.

Operating revenues for our HSD and other services decreased $1.0 million, or 9.5%, during the three months ended September 30, 2009 and increased $1.8 million, or 6%, during the nine months ended September 30, 2009. Overall HSD and other services experienced a decline in revenues as a result of the partial month for September 2009.  This decline was partially offset by increases in revenue as a result of a 1% increase in the number of connections, from 101,000 as of September 30, 2008 to 101,544 as of September  13, 2009. HSD services revenues from commercial business customers increased 10% to $2.2 million, during the three months ended September 30, 2009, and increased 33% to $6.9 million, during the nine months ended September 30, 2009.

Operating revenues for our broadband transport services decreased $1.1 million, or 28%, during the three months ended September 30, 2009 and increased $0.5 million, or 5.4%, during the nine months ended September 30, 2009.   Overall broadband transport services experienced a decline in revenues as a result of the partial month for September 2009.  The remaining decreases in both the three and nine months ended September 30, 2009 were primarily the result of a decrease in construction revenue partially offset by increases due to moderate customer growth.  Additionally, during the nine months ended September 30, 2009, we experienced an increase in private line revenue from existing customers.

Operating revenues for our network services decreased $3.0 million, or 52%, during the three months ended September 30, 2009 and decreased $7.8 million, or 40%, during the nine months ended September 30, 2009. Overall network services experienced a decline in revenues as a result of the partial month for September 2009. The decreases during both reporting periods was primarily related to a $1.8 million and $4.9 million decrease in revenue from termination services, respectively, to carriers and other telecommunications companies due to a decrease in volume as well as a decrease in rates per minute. Common carrier traffic routed to us for termination is largely dependent on traffic routed to our common carrier customers by their customers. Competitive pricing pressures and changing consumer preferences for voice services continue to evolve in the markets served by our common carrier customers. If, as a result, our customers’ traffic is reduced, or if their competitors’ costs to terminate or originate traffic are reduced, our traffic will also likely be reduced. We also experienced decreases in revenue from data services of $1.0 million and $2.2 million during the three and nine months ended September 30, 2009, respectively, as the result of decreases in customer volume.

Cost of Revenues. Our cost of revenues decreased $4.8 million, or 27%, during the three months ended September 30, 2009 and decreased $3.4 million, or 6%, during the nine months ended September 30, 2009. Overall cost of revenues experienced a decline as a result of the partial month for September 2009. Cost of revenues related to video services decreased approximately $1.2 million during the three months ended September 30, 2009 and increased $1.7 million during the nine months ended September 30, 2009. Other costs supporting broadband transport services, voice services, HSD and other services, and certain network services such as access fees and other fees that we pay to other carriers to carry calls outside our networks and HSD transport costs decreased $2.5 million during the three months ended September 30, 2009 and decreased $1.7 million during the nine months ended September 30, 2009. Costs associated with termination services to carriers and other telecommunications companies and national directory assistance fees decreased $1.1 million during the three months ended September 30, 2009 and decreased $3.4 million during the nine months ended September 30, 2009. Excluding the decrease in video services as a result of the partial month in September 2009 and a 3% decline in the number of cable connections, direct costs of video services increased as a result of programming cost increases, which have been increasing on a per connection basis due to an increase in costs per channel during both the three and nine months ended September 30, 2009, as well as increases in retransmission fees. We expect this trend to continue and may not be able to pass these higher costs on to customers because of competitive factors, which could adversely affect our operations. The decrease in other costs supporting broadband transport services, voice services, HSD and other services, and certain network services is primarily related to: (a)  a decrease in broadband transport construction costs; (b)  a decrease in access and other carrier fees associated with costs that are variable usage-based costs, which increase or decrease as customer usage varies; partially offset by (c)  an increase related to an accrual during the second quarter of 2009 for an estimated liability related to the initial audit findings from the Universal Service Administration Company (“USAC”) that administers the Universal Service Fund (“USF”) on behalf of the Federal Communications Commission.

Index

Selling, General and Administrative (“SG&A”) Expense. Our SG&A expense decreased $1.9 million, or 8% during the three months ended September 30, 2009 and decreased $7.4 million, or 10% during the nine months ended September 30, 2009. Overall SG&A expense experienced a decline as a result of the partial month for September 2009. Additionally, during the first quarter of 2009, we implemented a company wide cost reduction initiative, which included a reduction in force and voluntary and involuntary unpaid employee furloughs as well as the suspension of certain elements of our compensation program such as our annual merit increase and matching of 401k contributions applicable to all employees of Grande. These actions were the primary driver in the decrease in employee compensation and benefits during the three and nine months ended September 30, 2009. Also included in SG&A expenses are non-recurring expenses incurred in association with the exploration of strategic alternatives and the recapitalization transactions of $0.7 million and $1.5 million during the three and nine months ended September 30, 2008, respectively and $6.0 million and $6.6 million during the three and nine months ended September 30, 2009, respectively. Excluding the strategic exploration costs discussed above, other decreases in SG&A expense during the three months ended September 30, 2009 related to employee compensation and benefits, network repairs and maintenance, utility expenses, property taxes, sales and marketing expense, customer billing expenses, vehicle related expenses, and other miscellaneous expenses that totaled approximately $8.2 million. These decreases during the three months ended September 30, 2009 were partially offset by a reduction in the amount of indirect overhead costs capitalized to construction projects based on a reduction in capital projects, and increases in other miscellaneous expenses that totaled approximately $1.1 million. Excluding the strategic exploration costs discussed above, other decreases in SG&A expense during the nine months ended September 30, 2009 related to employee compensation and benefits, network repairs and maintenance, legal and other professional services, utility expenses, property taxes, software licensing costs, sales and marketing expense, customer billing expenses, vehicle related expenses, and other miscellaneous expenses that totaled approximately $14.6 million. These decreases during the nine months ended September 30, 2009 were partially offset by a reduction in the amount of indirect overhead costs capitalized to construction projects based on a reduction in capital projects, and increases in other miscellaneous expenses that totaled approximately $2.1 million.

Depreciation and Amortization Expense. Our depreciation and amortization expense decreased $3.3 million, or 21%, during the three months ended September 30, 2009 and decreased $1.0 million, or 2%, during the nine months ended September 30, 2009. The decreases were related to sales and dispositions as well as certain assets that became fully depreciated during the period from October  1, 2008 through September  30, 2009. Partially offsetting the decrease related to these sales and disposals were increases in depreciation expense related to capital lease transactions primarily associated with customer premise equipment and property, plant and equipment additions during the period from October 1, 2008 through September  30, 2009.

Loss on early extinguishment of debt.  As discussed above under the caption, Note Purchase Agreement, we entered into a note purchase agreement with the Requisite Bondholders to which these bondholders sold their senior notes to Holdings upon consummation of the recapitalization transactions at a purchase price of 101.5% of the principal amount of such notes, plus accrued and unpaid interest thereon through the purchase date, which is 200 basis points lower than what would have otherwise been required under the redemption provisions of the Indenture.  On the closing date of the recapitalization transactions, Holdings issued a mandatory redemption notice to all of the remaining holders of its senior notes which were not subject to the note purchase agreement for the redemption of such notes, at a purchase price equal to 103.5% of the principal amount of such notes, plus accrued and unpaid interest thereon to the redemption date.  As a result of these transactions, we recognized a $7.1 million loss on early extinguishment of the senior notes. All of Holdings’ outstanding senior notes have been redeemed or repurchased and the indenture that governed the terms of the senior notes was discharged.

Gain on sale of controlling interests in subsidiary.  On September 14, 2009 in connection with the closing of the transactions contemplated by the Recapitalization Agreement, we contributed all of the outstanding membership interests of our wholly-owned subsidiary, Grande Operating, to Grande Investment L.P. As a result of the loss of control of Grande Operating from such transaction, we recorded a gain of $49.3 million. Such gain was determined based upon the net proceeds received plus the fair value of our acquired 24.7% interest (subject to final closing statement adjustment) in Grande Investment L.P. and the carrying value of Holding’s investment in Grande Operating as of the date of the transactions. The interest in Grande Investment L.P. is subject to adjustment based on the finalization of the closing statement, which is expected to be complete by the first quarter of 2010.

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

Adjusted EBITDA decreased $4.3 million, or 49%, during the three months ended September 30, 2009 and increased $0.5 million, or 2%, during the nine months ended September 30, 2009. Overall, during both periods, Adjusted EBITDA decreased as a result of the partial month of operations during September 2009.  The decrease in Adjusted EBITDA during the three months ended September 30, 2009 was primarily due to a $10.7 million decrease in revenues, a $0.6 million increase in equity in loss from investee, and a $0.1 million decrease in net gain on sale/disposal of assets, partially offset by a combined decrease in provision for doubtful accounts and SG&A expense of approximately $2.3 million, excluding non-cash compensation expense, as well as a $4.8 million decrease in costs of revenues. The increase in Adjusted EBITDA during the nine months ended September 30, 2009 was primarily due to a combined decrease in provision for doubtful accounts and SG&A expense of approximately $7.9 million, excluding non-cash compensation expense as well as a $3.4 million decrease in costs of revenues partially offset by a $9.9 million decrease in revenues, a $0.6 million increase in loss from investee, and a $0.3 million decrease in net gain on sale/disposal of assets.

The reconciliation of EBITDA/Adjusted EBITDA to net income (loss) is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2009	2008	2009
	(in thousands)		(in thousands)
Net income (loss) as reported	$(14,861)	$27,196	$(38,819)	$5,354
Add back non-EBITDA/Adjusted EBITDA items included in net loss:
Interest income	(125)	(25)	(620)	(49)
Interest expense, net of capitalized interest	7,738	6,424	23,300	22,260
Income tax expense	277	280	847	865
Depreciation and amortization	15,683	12,392	44,221	43,214
EBITDA	8,712	46,267	28,929	71,644
Gain on sale of controlling interests in subsidiary	—	(49,252)	—	(49,252)
Loss on early extinguishment of senior notes	—	7,139	—	7,139
Non-cash compensation expense	92	300	299	417
Other income	—	—	—	(241)
Adjusted EBITDA	$8,804	$4,454	$29,228	$29,707

Liquidity and Capital Resources

Sources and Uses of Funds

Since inception, we had been funded primarily with private equity investments, issuance of debt securities and cash provided by operating activities. Our current primary source of liquidity is cash on hand as we will not have any future cash flows from operating activities.  As of September 30, 2009, we had total cash and cash equivalents of $1.0 million and no long-term debt and capital lease obligations.

Subject to the risk factors set forth under Part II Item 1A—Risk Factors, we expect that our available cash and cash equivalents will be sufficient to fund our expenses over the next twelve months through September  30, 2010 assuming we will no longer be a reporting company and our estimates regarding expected future costs is accurate.  Our costs may exceed our estimates, our estimates may change, and future developments may affect our estimates.  Any of these factors may increase our need for additional funds.  However, we may not be able to raise additional funds on favorable terms or at all.

Index

Cash Flows from Operating Activities

Net cash provided by operating activities consisted of the following components:

	Nine Months ended
	September 30,
	2008	2009
	(in thousands)
Cash collected from customers	$153,331	$142,273
Interest income received	583	49
Other income received	—	241
Sales tax refund received	626	—
Payments to vendors and employees	(121,980)	(108,229)
Interest expense paid	(14,814)	(15,010)
Prepayment penalty on early extinguishment of debt	—	(2,922)
Income taxes paid	(1,102)	(896)
Net cash provided by operating activities	$16,644	$15,506

The decrease in cash collected from customers is due to the decrease in operating revenues and timing of collections. The decrease in payments to vendors and employees is the result of the decrease in SG&A expenses requiring cash outlays and the timing of cash payments as well as the decrease in cost of revenues.

Cash Flows from Investing Activities

Net cash (used in) provided by investing activities consisted of the following components:

	Nine Months ended
	September 30,
	2008	2009
	(in thousands)
Purchases of property, plant and equipment	$(23,204)	$(13,769)
Investment in Grande Investment L.P.	—	(30,276)
Proceeds from sale of controlling interest in subsidiary	—	214,727
Proceeds from sale of assets	360	278
Proceeds from sales tax refunds	349	—
Net cash (used in) provided by investing activities	$(22,495)	$170,960

The decrease in capital expenditures during the nine months ended September 30, 2009 primarily related to a partial month of operations in September 2009 as well as a reduction in: purchases of customer premise equipment; initial customer installation costs; and network equipment. See “Capital Expenditures” below for a more detailed discussion of capital expenditures.

Cash Flows from Financing Activities

Net cash used in financing activities consisted of the following components:

	Nine Months ended
	September 30,
	2008	2009
	(in thousands)
Payments of long-term debt and capital lease obligations	$(3,870)	$(213,492)
Proceeds from sale leaseback arrangement	—	4,532
Net proceeds from borrowings	—	123
Net borrowings (repayments) on zero-balance cash account	(892)	(3,624)
Other financing activity	6	(7)
Net cash used in financing activities	$(4,756)	$(212,468)

Index

During January  2009, the Company sold various customer premise equipment for $4.5 million cash. Concurrent with the sale, the Company leased the customer premise equipment back for a period of two years at a monthly rental of $0.2 million.  As a result of the recapitalization transactions on September 14, 2009, this capital lease is no longer included in the accounts of Holdings, and the outstanding senior notes were redeemed or repurchased and the indenture that governed the terms of the senior notes was discharged.

Capital Expenditures

We had capital expenditures of approximately $23.2 million during the nine months ended September 30, 2008 and $13.8 million during the nine months ended September 30, 2009, including capitalized interest. These capital expenditures relate to: network construction; initial customer installation costs; the purchase of customer premise equipment, such as cable set-top boxes and cable modems; corporate and network equipment, such as switching and transport equipment; and billing and information systems. The decrease in capital expenditures during the nine months ended September 30, 2009 primarily related to a partial month of operations in September 2009 as well as a reduction in: purchases of customer premise equipment; initial customer installation costs; and network equipment.

Contractual Obligations and Commercial Commitments

During the nine months ended September 30, 2009, our aggregate contractual obligations decreased $328.7 million, or 100%, compared to those previously described in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operation” under the caption “Contractual Obligations and Commercial Commitments” included in our Annual Report on Form  10-K for the year ended December  31, 2008, primarily as a result of the September 14, 2009 recapitalization transactions and the assumption by the acquirer of all of Grande Operating’s outstanding contractual obligations and the redemption or repurchase of Holdings’ senior notes.

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

Prior to the recapitalization transactions on September 14, 2009, there were no material changes to the critical accounting policies and estimates previously described in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operation” under the caption “Critical Accounting Policies and Estimates” included in Grande’s Annual Report on Form  10-K for the year ended December  31, 2008.

Subsequent to the recapitalization transactions, See Note 2 to the accompanying consolidated financial statements for our critical accounting policies.

Recent Accounting Pronouncements

See Note 2 to the accompanying consolidated financial statements for other accounting standards adopted in 2009 and accounting standards not yet adopted.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer, who is our principal executive officer, and our Chief Financial Officer, who is our principal financial officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule  13a-15(e) or Rule  15d-15(e), as applicable, under the Exchange Act) as of September 30, 2009. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of September  30, 2009, our disclosure controls and procedures are effective. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports that are filed under the Exchange Act, is accumulated and communicated to management, including our chief Executive Officer and our Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the nine months ended September 30, 2009, there was no change in our internal control over financial reporting that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.  As a result of the recapitalization transactions, which closed on September 14, 2009, Holdings does not have any operations or material assets other than the ownership of its partner interest in Ultimate Parent.  In conjunction with the recapitalization transactions, all of our employees were either terminated or transferred with Grande Operating which was contributed by Holdings to Ultimate Parent.  Substantial changes have been made to the Company’s internal controls as a result of the lack of employees and operations.

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

Index

PART II  OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None

ITEM 1A.	RISK FACTORS

Holdings may not have enough cash on-hand to meet future expenses.

As a result of the closing of the recapitalization transaction, Holdings does not have any operations or material assets other than the ownership of its 24.7% (subject to final closing statement adjustment) interest common equity interest in Ultimate Parent and cash and cash equivalents of approximately $1.0 as of September 30, 2009.  Although Holdings has no operations it does continue to expect to incur certain expenses and given Holdings’ limited resources it may not be able to meet such future expense obligations.

We are subject to the requirements of Section  404 of the Sarbanes-Oxley Act.  Because of our limited cash and employee resources, we may unable to timely comply with Section  404 which could have a materially adversely impact on Holdings.

We are required to comply with the provisions of Section  404 of the Sarbanes-Oxley Act of 2002. Section  404 requires that we document and test our internal control over financial reporting and issue management’s assessment of our internal control over financial reporting.  We may be required to hire an outside consulting firm to work with Holdings in assessing our internal controls. During the course of our ongoing evaluation and integration of the internal control over financial reporting, we may identify areas requiring improvement, and we may have to design enhanced processes and controls to address issues identified through this review.  We believe that the out-of-pocket costs and resource demand caused by the need to comply with the requirements of Section  404 of the Sarbanes-Oxley Act could be significant as compared to our very limited activity.

Our stock is not publicly traded, listed or quoted on a national securities exchange, so you may be unable to sell our stock.

Our stock is not publicly traded, listed or quoted on a national securities exchange, so you may be unable to sell our Common Stock.  There is no existing market for our stock, and we do not expect any such market to develop.  No class or series of our equity securities are registered under the Securities Act and may not be resold unless registered or unless an exemption from registration is available. Even if our stock is registered under the Securities Act or is exempt from registration, state securities laws may prohibit or limit its transferability in some jurisdictions.  Further, in connection with the recapitalization transactions, certain requisite stockholders of Holdings approved the Sixth Amended and Restated Investor Rights Agreement.  Prior to this amendment and restatement, the investor rights agreement provided for a broad range of registration rights with respect to the equity securities of Holdings, together with certain information rights and related obligations of Holdings.  In recognition of the changes resulting from the recapitalization transactions, the requisite parties to the investor rights agreement expressly waived all such registration rights and obligations in the Sixth Amended and Restated Investor Rights Agreement.  In addition to the existing transfer restrictions contained in the prior investor rights agreement, the Sixth Amended and Restated Investor Rights Agreement includes, among other things, additional transfer restrictions requiring the approval of Holdings for any transfer of its equity securities that would (1) increase the number of record holders of any class of Holdings’ equity securities, (2) require registration of such equity securities under the Securities Act, (3) subject Holdings to the periodic reporting requirements of the Exchange Act, or (4) subject Holdings to the registration requirements of, or limit the availability of any exemptions from registration under, the Investment Company Act of 1940, as amended.  Due to these conditions, you may not be able to sell your shares if you need money or otherwise desire to liquidate your shares.

We have not, and currently do not anticipate, paying dividends on our stock.

We have never declared or paid any cash dividends on our capital stock and do not anticipate paying cash dividends on our capital stock in the foreseeable future.  Future declaration and payment of dividends, if any, will be determined based on the then-current conditions, including whether Holdings has received any dividends or other distributions resulting from its investment in Ultimate Parent our capital requirements, and other factors the board of directors deems relevant. Pursuant to our articles of incorporation, holders of our preferred stock are entitled to any dividends that may be declared from time to time by our board of directors on a pari passu basis with any dividend on our common stock (payable other than in our common stock or other securities and rights convertible into or entitling the holder thereof to receive, directly or indirectly, additional shares of our common stock), on an as-converted to common stock basis.

Index

During a liquidation, our obligations to the holders of shares of our preferred stock must be satisfied before any payments are made to the holders of our common stock.

If we are liquidated, the holders of our preferred stock will be entitled to be paid in full before any payments are made to the holders of our common stock. Our outstanding preferred stock has an aggregate liquidation preference of $597.4 million as of September 30, 2009. Refer to the condensed consolidated balance sheets included in the accompanying consolidated financial statements for the detail of liquidation preference by series of stock. Any funds used to pay the holders of our preferred stock will restrict our ability to use such funds for to cover expenses and must be paid before any amounts may be paid to the holders of our common stock.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On September 10, 2009, in accordance with applicable law, our charter and the Fifth Amended and Restated Investor Rights Agreement, Holdings received the written consent of its stockholders with respect to the following matters:

(1)
The adoption of the recapitalization agreement and the approval of the recapitalization transactions, including the contribution of Grande Operating equity to Ultimate Parent was approved by holders of (i) approximately 67% of the outstanding shares of our common stock and preferred stock, voting together as a single class, as if all the preferred stock had been converted into common stock, and (ii) approximately 68.8% of the outstanding shares of all series of our preferred stock (other than the Series H preferred stock), voting together as a separate class, as if all the preferred stock had been converted into common stock.

(2)
The agreement that the recapitalization transactions will not be deemed a liquidation, dissolution or winding up of Holdings and that the closing could occur at any time following the effectiveness of the written consent received the consent of the holders of (i)  approximately 68.8% of the outstanding shares of preferred stock (other than the Series H preferred stock), voting together as a separate class, as if all the preferred stock had been converted into common stock, and (ii)  approximately 78.6% of the outstanding shares of Series G preferred stock voting together as a separate class, as if all such shares of preferred stock had been converted into common stock.

(3)
The Sixth Amended and Restated Investor Rights Agreement was approved by the holders of approximately 68.4% of the outstanding shares of our common stock and preferred stock, including any shares issuable pursuant to outstanding warrants and options, that are held by holders of preferred stock that are party to the Fifth Amended and Restated Certificate of Incorporation, together as a single class, as if all preferred stock had been converted into common stock.

(4)
The redomestication of Holdings from Delaware to Nevada pursuant to a plan of merger (the “Merger”) and the change of the name of Grande Communications Holdings, Inc.  to Rio Holdings, Inc. and the adoption of the articles of incorporation and bylaws of Rio Holdings, Inc. in the Merger, received the consent of the holders of (i) approximately 67% of the outstanding shares of our common stock and preferred stock, voting together as a single class, as if all the preferred stock had been converted into common stock, and (ii)  approximately 68.8% of the outstanding shares of preferred stock (other than the Series H preferred stock), voting together as a separate class, as if all the preferred stock had been converted into common stock.

(5)
The amendment of the Series G Warrants (i) to provide that the Series G Warrants become exercisable for the same number and type of shares of common stock of the surviving corporation in the Merger and (ii) to permit the assumption by the surviving corporation in the Merger of all Holdings’ obligations under the warrants and (iii) to provide that Holdings could effect the Merger at any time following the closing of the recapitalization transactions, received the consent of the holders of approximately 78.6% of the shares of common stock issuable upon exercise of the Series G Warrants.

Such action by written consent was sufficient to adopt the stockholder approval matters without the affirmative vote of any other Holdings stockholder.

Index

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

Unless designated by an asterisk indicating that such document has been filed herewith, the Exhibits listed below have been heretofore filed by the Company pursuant to Section 13 or 15(d) of the Exchange Act and are hereby incorporated herein by reference to the pertinent prior filing.

Exhibit No.	Description
2.1	Agreement and Plan of Merger (previously filed as exhibit 2.1 to Form 8-K dated September 18, 2009).
3.1	Articles of Incorporation of Rio Holdings, Inc. (previously filed as exhibit 3.1 to Form 8-K dated September 18, 2009).
3.2	Bylaws of Rio Holdings, Inc. (previously filed as exhibit 3.2 to Form 8-K dated September 18, 2009).
10.1
Form of Indemnification Agreement entered into by each Member of the Registrant’s Board of Directors and each of Registrant’s Officers (previously filed as exhibit  10.1 to Form  8-K dated July  22, 2009).

10.2
Note Purchase Agreement, dated as of August 18, 2009, by and among Grande Communications Holdings, Inc., a Delaware corporation, each of the Holders party thereto, and ABRY Partners VI, LP, a Delaware limited partnership (previously filed as exhibit 10.1 to Form 8-K dated August 24, 2009).

10.3
Contribution Agreement, dated September 14, 2009, by and among Grande Communications Holdings, Inc., Grande Communications Networks LLC, Grande Investment L.P. and Grande Parent LLC (previously filed as exhibit 10.1 to Form 8-K dated September 18, 2009).

10.4
Ultimate Parent Limited Partnership Agreement, dated September 14, 2009, by and among Grande Communication Holdings, Inc., Rio GP, LLC, Grande Manager LLC, ABRY Partners VI, L.P. and ABRY Investment Partnership, L.P. (previously filed as exhibit 10.2 to Form 8-K dated September 18, 2009).

10.5
Ultimate Parent Partners Agreement, dated September 14, 2009, by and among Grande Investment L.P., Rio GP, LLC, Grande Manager LLC, ABRY Partners VI, L.P. and ABRY Investment Partnership, L.P. (previously filed as exhibit 10.3 to Form 8-K dated September 18, 2009).

10.6
Ultimate Parent Registration Rights Agreement, dated September 14, 2009, by and among Grande Investment L.P., Rio GP, LLC, ABRY Partners VI, L.P. and ABRY Investment Partnership, L.P. (previously filed as exhibit 10.4 to Form 8-K dated September 18, 2009).

10.7
First Amendment to Guaranty and Suretyship Agreement, dated September 14, 2009, by and between Grande Communications Holdings, Inc., Rio GP, LLC and GRC (TX) Limited Partnership (August 2003 Lease) (previously filed as exhibit 10.7 to Form 8-K dated September 18, 2009).

10.8
First Amendment to Guaranty and Suretyship Agreement, dated September 14, 2009, by and between Grande Communications Holdings, Inc., Rio GP, LLC and GRC-II (TX) Limited Partnership (June 2004 Lease) (previously filed as exhibit 10.8 to Form 8-K dated September 18, 2009).

10.9
Sixth Amended and Restated Investor Rights Agreement, dated September 14, 2009, by and among Grande Communications Holdings, Inc. and the investors named therein (previously filed as exhibit 10.9 to Form 8-K dated September 18, 2009).

10.10
Recapitalization Agreement, dated as of August 27, 2009, by and among  Grande Communications Holdings, Inc., a Delaware corporation,  Grande Communications Networks, Inc. a Delaware corporation   ABRY Partners VI, L.P., a Delaware limited partnership, Grande Investment L.P., a Delaware limited partnership, Grande Parent LLC, a Delaware limited liability company,  and ABRY Partners, LLC, a Delaware limited liability company (previously filed as exhibit 10.1 to Form 8-K dated August 31, 2009).

31.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a – 14(a) promulgated under the Exchange Act.
32.1*	Certification pursuant to Rule 13a – 14(b) promulgated under the Exchange Act and 18 U.S.C. Section 1350.
___________
* Filed herewith.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Rio Holdings, Inc.
(Registrant)

Date: November 23, 2009	By:	/s/ MICHAEL L. WILFLEY
Michael L. Wilfley
Chief Executive Officer, Chief Financial Officer,
President and Treasurer
(Duly Authorized Officer, Principal Executive Officer and Principal Financial Officer)