Form 10-K
period 2009-12-31
Rio Holdings, Inc.
filed 2010-04-30
CIK 1290729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended 12/31/2009

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

Registrant’s telephone number, including area code: (512) 917-1742

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

The number of shares of the registrant’s Common Stock outstanding as of March 31, 2010 was 12,104,072.

RIO HOLDINGS, INC.
ANNUAL REPORT ON FORM 10-K
YEAR ENDED DECEMBER 31, 2009

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K contains statements about future events. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements can sometimes be identified by our use of forward-looking words such as “expect,” “should,” “may,” “will,” “anticipate,” “estimate,” or “intend” and other similar words or phrases. Similarly, statements that describe our objectives, plans or goals are or may be forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be different from any future results, performance or achievements expressed or implied by these statements. You should review carefully all of the information, in this annual report on Form 10-K, including the financial statements.

These risks and uncertainties include, without limitation, those discussed below under “Risk Factors” and those discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  These factors and the other risk factors discussed in this annual report on Form 10-K are not necessarily all of the important factors that could cause our actual results to differ materially from those expressed in any of the forward-looking statements. Other unknown or unpredictable factors also could have material adverse effects on our future results. The forward-looking statements included in this annual report on Form 10-K are made only as of the date of this annual report. We cannot ensure that any projected results or events will be achieved. We have no intention, and disclaim any obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future results or otherwise, except as required by law.

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

ITEM 1.	BUSINESS

Overview

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

(3) On September 14, 2009, Holdings contributed assets used in the operation of the business to Grande Operating and Grande Operating assumed liabilities arising from operation of the business;

(4) On September 14, 2009, ABRY, ABRY Investment Partnership, L.P. and Grande Manager LLC, a newly formed wholly-owned subsidiary of ABRY (“Grande Manager”) contributed cash in the amount of approximately $92.3 million to Ultimate Parent (which was ultimately contributed to Grande Operating) in return for a general partner interest and a limited partner interest representing approximately 75.3% of the common equity of Ultimate Parent;

(5) On September 14, 2009, ABRY contributed cash in the amount of approximately $19.2 million to Ultimate Parent (which was ultimately contributed to Grande Operating) in return for a preferred limited partnership interest of Ultimate Parent;

(6) On September 14, 2009, Holdings contributed all of the outstanding membership interests of Grande Operating to Ultimate Parent (which was contributed to Parent) in return for the issuance to Rio GP of a general partner interest of Ultimate Parent representing approximately 24.7% of the common equity of Ultimate Parent;

(7) On September 14, 2009, Grande Operating received net proceeds of approximately $103.8 million under a new credit facility arranged by ABRY, consisting of a $103.8 million term loan and a $18.7 million revolving credit facility; and

(8) On September 14, 2009, Holdings assigned the note purchase agreement discussed below to Grande Operating which repurchased 99.4% of Holdings’ 14% senior secured notes due 2011 (“Holdings Senior Notes”) pursuant to a note purchase agreement entered into with the Requisite Bondholders (defined below), and Grande Operating redeemed all of the remaining Holdings senior notes outstanding held by the remaining holders pursuant to the mandatory redemption provisions of the Indenture (defined below), and the Indenture was discharged and paid off certain outstanding capital lease obligations using the net proceeds from the equity and debt financing transactions.

On September 17, 2009, Grande Communications Holdings, Inc. merged with and into its wholly-owned subsidiary, Rio Holdings, Inc., a Nevada corporation, for the purpose of changing Holdings’ state of incorporation from Delaware to Nevada (the “Reincorporation”).  The Reincorporation was accomplished pursuant to an Agreement and Plan of Merger, dated September 2, 2009, which was approved by the requisite Grande Communications Holdings, Inc. stockholders by written consent.  The Reincorporation did result in the change of name of Grande Communication Holdings, Inc. to Rio Holdings, Inc.  The Reincorporation did not result in any further change in the business, management, fiscal year, office locations, assets, liabilities, or employees of Holdings beyond those that resulted from the recapitalization transactions.

As of September 14, 2009, there was outstanding an aggregate of $193 million principal amount of Holdings senior notes, pursuant to that certain Indenture, dated as of March 23, 2004, among Holdings, the guarantors named therein, and U.S. Bank National Association, as trustee, as supplemented by that certain Supplemental Indenture No. 1, dated as of July 18, 2007, by and among Holdings, the guarantors party to the Indenture and the trustee (the “Indenture”).  Accrued but unpaid interest on Holdings senior notes as of September 14, 2009 was approximately $12.2 million.  On August 18, 2009, Holdings entered into a note purchase agreement with Serengeti Overseas Ltd., Serengeti Partners LP, Goldman, Sachs & Co., Silver Point Capital Offshore Fund, Ltd., Silver Point Capital Fund, L.P., MAST OC I Master Fund L.P., MAST Credit Opportunities I Master Fund Limited, Whitney Private Debt Fund, L.P. (the “Requisite Bondholders”) who, in the aggregate, beneficially owned approximately $191.8 million in aggregate principal amount of Holdings senior notes. On September 14, 2009, Holdings assigned this note purchase agreement to Grande Operating.  Pursuant to the note purchase agreement Grande Operating repurchased from these bondholders their Holdings senior notes upon consummation of the recapitalization transactions at a purchase price of 101.5% of the principal amount of such notes, plus accrued and unpaid interest thereon through the purchase date, which is 200 basis points lower than what would have otherwise been required under the redemption provisions of the Indenture.  In addition, the Requisite Bondholders waived any and all registration rights they may have had with respect to the Holdings senior notes or any outstanding equity securities of Holdings.  ABRY provided a limited guarantee of the performance by Holdings of its obligations under the note purchase agreement, after the consummation of the recapitalization transactions.

On September 14, 2009, the closing date of the recapitalization transactions, Holdings issued a mandatory redemption notice to all of the remaining holders of the Holdings senior notes, representing approximately $1.2 million in aggregate principal amount, which were not subject to the note purchase agreement for the redemption of such notes, at a purchase price equal to 103.5% of the principal amount of such notes, plus accrued and unpaid interest thereon to the redemption date.  On September 14, 2009, Holdings assigned the repayment of the Holdings senior notes pursuant to the redemption notice to Grande Operating. In connection with the closing of the recapitalization transactions, ABRY and Grande Manager contributed cash to Ultimate Parent, caused Grande Operating to enter into a new credit agreement and, using the net proceeds from the equity contributions and the credit agreement, caused to be available to Grande Operating a sufficient amount of cash to purchase all of Holdings senior notes (whether pursuant to the note purchase agreement or, in the case of any Holdings senior notes which are not subject to the note purchase agreement, the redemption provisions of the Indenture).

All of the outstanding Holdings senior notes have been redeemed or repurchased and the indenture that governed the terms of the senior notes was discharged. As a result of these transactions, we recognized a $7.1 million loss on early extinguishment of the senior notes.

All of the outstanding shares of common stock and preferred stock of Holdings continue to remain outstanding.  As a result of the closing of the recapitalization transaction, Holdings does not have any operations or material assets other than the ownership of its general partner interest of Ultimate Parent, through its wholly-owned subsidiary, Rio GP.  Further, Holdings only has two persons serving as officers, Michael L. Wilfley and Walter K.L. “Scott” Ferguson, Jr., and no employees.

The transactions contemplated by the Recapitalization Agreement included the conversion of Grande Operating from a corporation to a limited liability company.  Prior to such conversion, Holdings and Grande Operating were in a consolidated group and had incurred consolidated net operating losses.  Upon such conversion, Holdings did not receive any payment for its stock in Grande Operating and, therefore, should not succeed to or take into account the consolidated net operating losses attributable to Grande Operating.  However, Holdings should recognize a worthless stock ordinary loss deduction for its stock in Grande Operating, which may be available to offset future income of Holdings.

In connection with the closing of the transactions contemplated by the Recapitalization Agreement, Holdings cancelled all outstanding options to purchase 33,370,422 shares of common stock and options to purchase 21,300,000 shares of Series H preferred stock.  As a result, after October 9, 2009, we had no outstanding options to purchase any equity of Holdings.

In January 2010, Holdings filed a Form 15 with the SEC to suspend its reporting obligations under the Exchange Act. As a result of filing the Form 15, Holdings’ obligation to file certain reports and forms including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K has been suspended.  We expect that this Annual Report on Form 10-K for the year ended December 31, 2009 will be the last filing made by Holdings under the Exchange Act.

Prior to the closing of the recapitalization transaction on September 14, 2009, the primary business of Holdings and its then consolidated subsidiary, Grande Operating was providing a bundled package of cable television (“video”), telephone (“voice”), and broadband Internet (“HSD”) and other services to residential and business customers in Texas.  We provided these services in seven markets in the state of Texas using local broadband networks that we acquired and/or constructed. We referred to the homes and businesses that our network was capable of providing services to as “marketable homes passed.” Marketable homes passed were the number of residential and business units, such as single residential homes, apartment units and condominium units, passed by our networks. Since 2001, we had grown our marketable homes passed through acquisitions and the construction of our networks. The expansion of our networks had, in turn, allowed us to pursue a retail strategy of offering bundled video, voice and HSD services to residential and business customers.

Holdings was founded in November 1999 to pursue a retail strategy of constructing broadband networks in order to offer bundled video, voice, and HSD services to customers. In addition, we had leveraged our retail metro network build-out with the 2003 acquisition of a long haul fiber optic network which allowed us to provide broadband transport services to medium and large enterprises and communications carriers.

In July 2000, when our network construction was still in a very early stage, we acquired substantially all of the assets of Thrifty Call, Inc. (“Thrifty Call”) which had an established telephone and data network that served as the platform for the provisioning of residential voice and HSD services and was also the platform that provided wholesale network services to medium and large enterprises and communications carriers in the wholesale market.

We have incurred net losses for the past five years and, now that we have no operations, expect to continue to incur net losses in the future.

Services

Bundled Services

We provided video, voice, HSD and other services to our residential and business customers. We were able to deliver a wide range of products that allowed our residential and business customers to select the services that met their specific needs and preferences, from products on an individual basis to bundled product offerings. Our bundled packages offered the convenience and cost-savings of having one bill and one company providing the services. We priced our products competitively in each of our target markets.  When customers purchased our products as part of a bundle of two or more services, they benefited from additional savings.

Our bundled services included a broad range of services provided on an individual basis or through a bundled product offering. These services included:

•
Video. We offered a wide variety of video programming and services. In addition to analog and digital video services, Grande Operating offered numerous add-on services, such as pay-per-view, premium movie channels, digital video recorders and HDTV. Interactive features, such as video games, news and entertainment guides were also offered.

Our video offerings included:

•
Basic Cable. Our basic cable offering generally consisted of local broadcast television, local community programming (including governmental, public and education), limited satellite-delivered or non-broadcast channels.

•	Expanded Cable. Included Basic Cable plus additional channels, including ESPN, Disney, CNN, Comedy Central and MTV.

•
Super Digital Cable. Our digital cable offering consisted of our expanded cable offering plus approximately 100 additional digital cable channels for access to a total of over 300 channels.  Digital service included an interactive program guide, digital music and Grande Interactive TV with featured games and local guides. In addition, we tailored our digital cable programming to include a large number of Spanish language channels to appeal to the large Spanish-speaking population in our markets. We offered this target-specific content in tiers. Digital service also included advanced services such as Grande News & Info on Demand. Our digital package included access to multi-cast premium channels such as HBO, Showtime, Cinemax, and Starz! as well as specialty programming tiers featuring Spanish programming, sports, high-definition, and movie content.

•
High-Definition Television. HDTV was offered to all digital cable subscribers. HDTV is a digital television service that displays enhanced picture quality that surpasses standard analog and digital television images.

•	Premium Movie Channels. These additional channels provided commercial-free movies and other programming including HBO, Cinemax, Showtime, The Movie Channel, Starz! and Encore.

•	Pay-Per-View. Premium content, such as movies, sports and concerts that were offered on a commercial-free basis for additional fees.

•
Digital Video Recorder. For an additional fee, we offered digital set-top boxes that allowed customers to digitally record television programs and watch them on their own schedule. In addition to recording and replay, DVRs also allowed customers to pause and rewind live programming. We offered dual-tuner DVRs that allow customers to record programs while watching other channels.

•
Voice. We offered a variety of local and long distance calling plans as well as numerous advanced calling features. Our voice plans generally included unlimited local calling, free calls to our customers, directory listing service options and bundles of local and long distance calling with a variety of calling features.

Our voice offerings included:

•
Local Service. Our local telephone services included standard dial tone access, 911 access, operator services and directory assistance. In addition, we offered a wide range of custom call services, including call waiting, call forwarding, call return, caller blocker, anonymous call rejection, auto redial, speed dial, three-way calling, priority-call and voice mail, each of which may be activated or deactivated by a customer, usually by dialing a simple activation code.

•
Long Distance. Our long-distance services included traditional switched and dedicated long distance, toll-free calling, international and operator services. We offered our customers an option of a flat rate for domestic or intrastate long-distance calls all day, every day, with no minimum monthly usage fees, and several prepaid long distance plans by which the customer paid a monthly fee for a pre-determined number of long distance minutes and a flat per minute rate for any additional minutes. We also offered flat per minute rate for direct-dial international calling with no additional fees, surcharges or minimum call times per call. Our customers could purchase 800 number calling services or toll restriction services. We offered our retail customers, as part of their subscription to our services, “free Grande-to-Grande,” which meant there were no long-distance charges for calls between two of our phone subscribers in different markets.

•	HSD and Other. HSD and other services included:

•
HSD Service. We provided our HSD customers with a full suite of high-speed broadband Internet products through our networks. We offered multiple tiers of high-speed broadband access, including dedicated access and tiered bandwidth to business customers. We also offered DSL and low-price dial-up Internet access, but most of our residential and business customers took advantage of the high data speeds available on our broadband networks. Our HSD customers also had a choice of services with different download and upload speeds for different monthly charges. We also provided to our customers a specific number of free e-mail accounts, personal Web space, email switching services and Internet security software. We also offered web premium packages, such as additional Internet security, family oriented premiums, sports, gaming and learning web applications as well as downloadable music and movies. Customers had the option to purchase or rent a cable modem from us or purchase it directly from a retailer.

•
Security Solutions. We discontinued actively marketing our security product in 2006. However, we continued to provide service to our existing customer base. Through our wireless security product, we installed leading wireless security systems in private residences. We used a third party for 24 hours a day, 7 days a week monitoring, and our trained technical staff was licensed by the Private Security Board under the Texas Department of Public Safety.

Broadband Transport Services

We offered access to our metro area and long-haul fiber networks in 16 cities in Texas, as well as in Tulsa and Oklahoma City, Oklahoma, Little Rock, Arkansas and Shreveport, Louisiana and provided our broadband transport customers with a full range of network-related services. Our network provided intercity long haul transport services between 20 cities in Texas, Oklahoma, Arkansas and Louisiana with collocation facilities in 15 of those cities. These services could include dark fiber leases and indefeasible rights of use, custom network construction or lateral builds and access to the networks at various wavelengths. We also provided private line services to enterprises, carriers and Internet service providers which allowed the customer to connect multiple sites through dedicated point-to-point circuits, which carried voice and data traffic at high-speeds. A metro area network was a high-speed data intra-city network, usually including a fiber optic ring that linked multiple locations within a city. Each of our metro area networks connected to most carrier points of presence, major incumbent local exchange carriers, or ILECs, and competitive local exchange carriers, or CLECs, central offices, hotels, central and suburban business centers, data centers and co-location facilities in these areas. We also provided equipment co-location services that permitted Internet service providers to collocate modems, routers or network servers with our network equipment.

Network Services

We offered network services to other communications service providers and carriers. Our wholesale network services included a broad range of voice telephony products including domestic and international terminations, originating and terminating local access and national directory assistance. In addition, we provided wholesale data services ranging from dial up to Gigabit Ethernet Internet access.

Our wholesale network services primarily included:

•
Carrier Voice. These services consisted of our transmission services to carriers and other telecommunications companies. This primarily involved our selling access to and transporting minutes for long-distance telephone companies for intrastate, interstate and international long-distance traffic terminations.

•
Data Services. We provided services to Internet service providers, which we called our managed modem services that allowed the Internet service provider to deliver dial-up Internet service to customers in areas where our network was located. We provided the modems, offered dial-up and a variety of related services, including server hosting, direct access between our networks and the network of the Internet service provider, a customer-maintained user database, and end-user technical support services. We also offered various other data services, such as VoIP terminations, inbound local calling and toll-free calling. A portion of our data revenue was derived from reciprocal compensation. A Federal Communications Commission (“FCC”) order, described more thoroughly below under the caption “Regulation of Telecommunications Services,” regarding this revenue stream negatively impacted our revenue beginning in the latter half of 2005.

•
Managed Services. We provided telephone services, as well as the infrastructure needed to offer local telephone service, to competitive local exchange carriers. This enabled the carriers to offer telephone services to their customers using our networks, including a local dial tone, local telephone features, long-distance switching and calling cards. We also provided access to a comprehensive national directory assistance service, which included local and long-distance directory assistance for listings in the United States. We also provided equipment co-location services that permitted Internet service providers to collocate modems, routers or network servers with our network equipment.

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

We believed the industry was moving more towards an environment of inter-modal competition where both the cable television providers and the local telephone providers, and to some extent wireless service providers, would be competing head to head for local telephone, long distance, cable television or other video, and high speed data service. Advances in technology have furthered convergence in the industry by enabling delivery of cable television or video services, telephone services and broadband Internet services over different types of networks and making the delivery of more than one service over one broadband network, whether wireless or wireline, feasible and economical. The cable companies have introduced telephone services via Voice over Internet Protocol (“VoIP”) to residential customers, and the local telephone providers are investing large amounts of capital into new networks to offer television or video service using IP-enabled technologies in addition to their existing telephone and DSL services. Verizon Communications Inc. (“Verizon”) is constructing fiber-to-the-home networks and AT&T Inc. (“AT&T”) has begun serving customers via a fiber-to-the-curb network, in an effort to sell television over IP. Separately, advances in technology are enabling providers of wireless service to accommodate the transmission of video and other broadband applications. We competed against companies that had significant competitive advantages over us, including more years of experience, greater resources, significant mass marketing capabilities and broader name recognition.

We also competed with the growing availability of wireless high-speed Internet access, or Wi-Fi service, principally when offered by municipal authorities or authorized third parties in a particular geographic region. Wi-Fi services, particularly when combined with VoIP or other advanced IP-based applications, could enable users to communicate by phone, access the Internet, or engage in other broadband activities, typically at a minimal flat-rate charge.

We believed as the market continued to converge across product and market segments, communications providers would have to distinguish themselves from competitors by offering: high quality products, services, and applications across all service types; better pricing that reflected some of the operational efficiencies; and convenience to the customer in the form of a single bill and unified customer support. We believed that our ability to provide a tailored package of bundled services developed from a wide range of service options at competitive prices over one network system with a regional focus on Texas had been a key factor which enabled us to penetrate our markets.

Markets

The following table sets forth, in each of our markets, the marketable homes we passed.

	December 31,
Market Areas in Texas	2007	2008	2009 (1)

Austin/San Marcos	74,713	75,327	75,381
San Antonio	63,800	64,044	64,104
Suburban Northwest Dallas	57,317	54,695	52,854
Corpus Christi	49,332	49,620	49,722
Waco	44,909	45,154	45,579
Midland/Odessa	42,734	44,589	44,768
Houston	7,253	7,252	7,263
Total	340,058	340,681	339,671

(1)
Information presented for the year ended December 31, 2009 is as of September 13, 2009, the final day of operations prior to the date of closing of the transactions contemplated by the Recapitalization Agreement.

Competition

The broadband communications industry is highly competitive. We competed primarily on the basis of the price, availability, reliability, variety, quality of our offerings, our employees, and on the quality of our customer service. Our ability to compete effectively depended on our ability to maintain high-quality services at prices generally equal to or below those charged by our competitors. Price competition in the retail services and broadband transport services markets generally was intense.

We were not the first provider of any one of our three principal bundled services in any of our markets. We competed with numerous other companies that provided services for longer periods of time in each of our markets, and we often had to convince consumers to switch from other companies to us. Some of our competitors had significant competitive advantages over us, such as more years of experience, greater resources, significant mass marketing capabilities and broader name recognition. Our primary competitors included:

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

Advances in communications technology as well as changes in the marketplace and the regulatory and legislative environment are constantly occurring. In certain areas of our markets, we competed for local and long distance services against the VoIP offerings of certain of our competitors. In addition to terrestrial competition, we saw consumers choose to eliminate a second line, their long distance, and/or their primary landline and use wireless telephone service instead. This dynamic is more prevalent in younger, more transient households such as MDUs in which students or young adults tend to move every twelve to eighteen months. Advances in technology also are leading to changes in video distribution platforms, making downloadable, on-demand video content accessible in both traditional wireline and wireless mobile viewing devices. These and other developments required us, as a traditional communications providers, to regularly rethink the model for successfully marketing and providing video, voice and HSD content and services to consumers.

Bundled Services

We believed that, among our existing competitors, incumbent cable providers, ILECs, CLECs and satellite television providers represented our primary competitors in the delivery of a bundle of two or more video, voice and HSD services. In some of our markets, our competitors also offered wireless service.

•
Video. Our video service competed with the incumbent cable television provider in all of our markets except in certain private-development subdivisions and MDUs where we were the only cable provider. The incumbent cable providers in our markets had significantly greater resources and operating history than we did. We also competed with satellite television providers such as DIRECTV, as well as other cable television providers, broadcast television stations and wireless cable services. We faced additional competition from private satellite master antenna television systems that serve condominiums, apartment and office complexes and private residential developments, and these systems generally are free of any regulation by state or local government authorities.

Legislative and regulatory developments may lead to additional competition in the cable and video market. The Cable Television Consumer Protection and Competition Act of 1992 contains provisions, which the FCC has implemented through regulations, to enhance the ability of competitors to cable to purchase and make available to consumers certain satellite-delivered cable programming at competitive costs. The Telecommunications Act of 1996 eliminated many of the restrictions on local telephone companies that offer cable programming, and we faced increased competition from such companies. Major local telephone companies now provide cable television or similar video services to homes and competed with us to the extent they modify or overbuild their networks to sell these services to the same homes we served.

We obtained our cable programming by entering into arrangements or contracts with cable programming suppliers. A programming supplier that delivers its programming terrestrially (as opposed to by satellite) may be able to enter into an exclusive arrangement with one of our cable competitors for the delivery of certain programming, which would have created a competitive disadvantage for us by restricting our access to that programming. This generally involves local and regional programming, such as news and sporting events.

Some of our competitors could purchase programming at more advantageous rates due to their size and the availability of volume discounts. We purchased a large portion of our programming using the services of a national cooperative that seeks to obtain more favorable pricing on behalf of smaller cable providers nationwide.

The FCC and Congress have adopted laws and policies that provided in some cases a more favorable operating environment for new and existing technologies that competed with our various video distribution systems. These technologies included, among others, direct broadcast satellite service in which signals are transmitted by satellite to receiving facilities located on customer premises. In the future, these technologies could include, among others, video distribution systems that provide service to mobile phones or other hand-held devices.

We also faced competition from a number of different sources, including companies that deliver movies, television shows and other video programming over broadband Internet connections as well as online order services with mail delivery, and video stores and home video services. Increasingly, content owners are utilizing Internet-based delivery of content directly to consumers, often without charging a fee for access to the content. Furthermore, due to consumer electronics innovations, consumers will over time be more readily able to watch such Internet-delivered content on television sets. In addition to multi-channel video providers, we competed with all other sources of news, information and entertainment, including over-the-air television broadcast reception, live events, movie theaters and the Internet.

•
Voice. Our principal competitor for local services was the incumbent carrier in the particular market, which was AT&T in a large majority of our market areas. Incumbent carriers enjoyed substantial competitive advantages arising from their historical monopoly position in the local telephone market, including pre-existing customer relationships with all or virtually all end-users. We also faced competition from alternative service providers, including competitive providers and other CLECs, many of which already had established local operations in our markets. Cable service providers had also entered the voice communication market in some of our service areas. Certain competing cable service providers were offering a VoIP telephony product in their service areas, some of which overlapped with ours. Other VoIP providers such as Vonage and Skype have also entered the telephony market.

We faced significant competition for long-distance telephone services from incumbent long-distance providers such as AT&T, Verizon and Sprint, which together accounted for the majority of all U.S. long-distance revenues. The major long-distance service providers benefited from established market share, both in traditional direct-dial services as well as in prepaid and dial-around products, and from established trade names through nationwide advertising. We regarded our long-distance service as a complementary service rather than a principal source of revenues. However, certain incumbents, including AT&T, Verizon and Sprint, also viewed their long-distance service in a similar way and were able to offer local services in their markets using their existing network. We believed that additional new threats could present themselves if incumbent carriers continued to acquire or merge with other large providers of telecommunications services.

We also faced competition in the local and long-distance telephone market from wireless carriers. Wireless service generally is more expensive than traditional telephone service and is priced on a usage-sensitive basis. However, the rate differential between wireless and traditional telephone service began to decline and was expected to decline further and lead to more competition between providers of wireline and wireless telephone services. We believed that expansion of IP technology in the wireless industry could be expected to further narrow the historic price differential. Although customers generally continued to subscribe to their landline telephone service, we believed that wireless service could become an even bigger threat to the traditional telephone market as usage rates for wireless service continued to decline and “buckets” of nationwide wireless telephone minutes were offered for flat monthly rates. We also believed that younger consumers viewed wireless as a substitute, rather than a supplement to terrestrial wireline services.

We also faced competition from businesses, including incumbent cable providers, offering long-distance services through VoIP. These businesses could enjoy a significant cost advantage because they generally do not pay carrier access charges although interconnected VoIP providers are now required to pay federal universal service fees. As explained more fully below under the caption “Legislation and Regulation,” the regulatory status of VoIP service, including their obligation to pay access charges, continues to be considered by the FCC, various states and reviewing courts.  While the FCC has made some preliminary determinations about VoIP already, a number of important regulatory issues have not yet been resolved fully, including inter-provider compensation for VoIP traffic. The conclusions reached by federal and state agencies and courts largely will determine the viability and profitability of VoIP service, and, possibly, the success of our competitors offering this service.

•
HSD Services. The Internet access market is extremely competitive and highly fragmented. Providing broadband Internet services is a rapidly growing business and competition was increasing in each of our markets. Some of our competitors benefited from stronger name recognition and greater resources, experience and marketing capabilities. For HSD services, we competed primarily with AT&T, Time Warner Cable, Verizon, Suddenlink Communications, Cable One, Comcast, Charter CenturyTel and Clearwire. Other competitors included traditional dial-up Internet service providers, providers of satellite-based Internet services, other local and long-distance telephone companies and cable television companies. We also competed with providers of wireless high-speed Internet access, or Wi-Fi service, principally when offered by municipal authorities or authorized third parties in a particular geographic region. New technologies, such as Access Broadband over Power Line, continue to emerge as well.

Broadband Transport Services

We had a wide range of competitors in the provisioning of broadband transport services. We generally competed with communications companies that had fiber in the markets where we had our metro and long-haul facilities.

Network Services

We had a wide range of competitors in the provisioning of network services. We competed with virtually all communications companies that own their own network equipment.

Legislation and Regulation

The cable television industry is primarily regulated by the FCC as well as state and local governments, although in Texas, we were subject only to state rather than local government franchising requirements. Telecommunications services are regulated by the FCC and state public utility commissions, including the Public Utility Commission of Texas (PUCT). Internet service, including high-speed access to the Internet, generally is not subject to significant regulation although this may change in the future. Common carriers are exempt from regulation by the Federal Trade Commission (FTC).  However, to the extent entities provide non-common carrier services, including Internet access services and interconnected VoIP services, such entities may be subject to FTC jurisdiction, especially with respect to advertised claims regarding such services.  Legislative and regulatory proposals under consideration by Congress, federal agencies and the Texas legislature may materially affect Grande Operating’s provision, cost and profitability of video, voice and HSD services. Future changes to regulation may make it harder for Grande Operating’s cable television and telecommunications operations to compete effectively in their markets, may increase their operating costs and reduce their profitability, and may confer advantages on certain of their competitors.  Set forth below is a brief summary of significant federal laws and regulations affecting the growth and operation of the cable television and telecommunications industries and a description of certain state and local laws.

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

Rate Regulation. The Cable Television Consumer Protection and Competition Act of 1992 authorized rate regulation for certain cable communications services and equipment in communities where the cable operator is not subject to effective competition. Pursuant to the Telecommunications Act of 1996, as of April 1, 1999, only the basic tier of cable television service, which does not include the expanded basic tier of cable television service, and equipment used to receive the basic tier of cable television service remain subject to rate regulation. The basic rates of operators not subject to effective competition are subject to limited regulation by local franchising authorities that choose to regulate these rates.

The Cable Television Consumer Protection and Competition Act of 1992 requires local franchising authorities that choose to regulate basic service rates to certify with the FCC before regulating such rates. In addition, the FCC’s rate regulations do not apply where a cable operator demonstrates that it is subject to effective competition. The areas which we served satisfied the FCC’s requirements demonstrating effective competition.  In Texas, Grande Operating’s cable service operates under a state-issued franchise and is not subject to separate regulation of rates by municipalities.

Tier buy-through.   The tier buy-through prohibition of the Cable Television Consumer Protection and Competition Act of 1992 generally prohibits cable operators from requiring subscribers to purchase a particular service tier, other than the basic service tier, in order to obtain access to video programming offered on a per-channel or per-program basis.  In general, a cable television operator has the right to select the channels and services that are available on its cable system. With the exception of certain channels, such as local broadcast television channels, that are required to be carried by federal law as part of the basic tier, as discussed below, the cable operator has broad discretion in choosing the channels that will be available and how those channels will be packaged and marketed to subscribers. In order to maximize the number of subscribers, the cable operator selects channels that are likely to appeal to a broad spectrum of viewers.   If the Congress or the FCC were to place more stringent requirements on how cable operators package their services, it could have an adverse effect on Grande Operating’s future profitability.

Carriage of Broadcast Television Signals. The Cable Television Consumer Protection and Competition Act of 1992 established broadcast signal carriage requirements. These requirements allow commercial television broadcast stations that are local to a cable system to elect every three years whether to require the cable system to carry the station (“must-carry”) or whether to require the cable system to negotiate for consent to carry the station (“retransmission consent”). The most recent must-carry/retransmission consent elections by broadcasters became effective on January 1, 2009, and remain effective through December 31, 2011. Stations generally are considered local to a cable system where the system is located within the station’s Nielsen designated market area. Cable systems must obtain retransmission consent for the carriage of all distant commercial broadcast stations, except for certain superstations, which are commercial satellite-delivered independent stations such as WGN. We carried many stations pursuant to retransmission consent agreements.

Local non-commercial television stations also are given mandatory carriage rights, subject to certain exceptions, within a limited radius. Non-commercial stations are not given the option to negotiate for retransmission consent.

The FCC has adopted rules for the carriage of digital broadcast signals, but has declined to adopt rules that would require cable systems to carry both the analog and digital signals of television stations entitled to must-carry rights during those stations’ transition to full digital operations. The FCC also has declined to adopt rules that would require cable television systems to carry more than a single programming stream from any particular television broadcaster that has converted to a digital format. If these decisions are modified in the future and the FCC adopts “dual carriage” or “multicasting” requirements, Grande Operating, like other cable operators, may have to discontinue or forego the opportunity to transmit other channels of programming due to the capacity of its systems, to satisfy such new regulatory requirements. The immediate past Chairman of the FCC as well as some members of Congress have also recently stated that they believed the FCC should consider whether cable operators should be required to offer channels individually for purchase by subscribers on an a-la-carte basis. The cable industry is strongly opposed to such requirements. If it were adopted, it could materially and adversely impact the financial condition of all cable companies.

By statute, cable operators must make local broadcasters’ primary video and program-related material viewable by all of their subscribers.  The FCC adopted rules to ensure that all cable subscribers, including those with analog sets, can view broadcast television after the transition to digital television occurs.  The transition to digital television was completed by June 12, 2009, when full-power television stations nationwide were required to broadcast exclusively in a digital format.  Cable operators were given two options for compliance with viewability requirements, which extend to February 2012: (1) carry the digital signals in analog format, or (2) carry signals only in digital format, provided that all subscribers possess the necessary equipment to view the broadcast content. The FCC has committed to review the requirements during the final year of this period.  We expected to be able to comply with viewability requirements but our implementation may have been flawed, or circumstances beyond our control may have made it impossible for us to comply in a timely fashion, in which case we would have been subject to investigations and potential fines and penalties.

As the marketplace for the programming and distribution of broadcast television continued to evolve, so too did our rights and obligations as a provider of cable service, particularly in connection with the programming we purchased from broadcast television networks and other programmers. For instance, when the FCC consented to the purchase of DIRECTV by News Corp., the owner of the Fox television network, making News Corp. a vertically-integrated broadcast television network and nationwide multi-channel video programming distributor, the FCC did so subject to certain conditions. Some of these conditions could have affected our ability to carry or purchase programming. For instance, with respect to News Corp.’s Fox television network:

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

If the pending merger of NBC and Comcast is approved, there may be conditions to the regulatory consents that may affect the ability of providers of cable and other video services to carry or purchase certain programming.

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

Exclusive Service Agreements with MDUs.  In May 2009, the US Court of Appeals for the District of Columbia upheld a November 2007 FCC order prohibiting arrangements between MDUs and cable providers that provide a single cable provider with exclusive access to the MDU for the provision of video services ("cable exclusivity clauses").  The order, which applies to all such agreements, existing and future, was intended to bring more choice and competitive pricing for cable services to MDU residents.  Under the FCC’s order, AT&T and Verizon are allowed to provide competing video service to all MDUs.  Since we had cable exclusivity clauses with several MDUs, Grande Operating’s market share of those cable systems in those properties could significantly drop if the order is upheld and other video/cable providers enter the properties.  On the other hand, we were no longer prevented from competing in an even larger number of MDU properties that have cable exclusivity clauses with the incumbent cable provider, so it is also possible that Grande Operating would be able to acquire additional cable subscribers in these properties if the order is upheld.  The limiting factor in such a scenario would be availability of the capital required to extend Grande Operating’s network into the MDUs and the ability to successfully compete against companies that have significant competitive advantages over Grande Operating, including more years of experience, greater resources, significant mass marketing capabilities and broader name recognition.

The FCC had initiated a rulemaking examining the enforceability of bulk billing and exclusive marketing arrangements between cable television operators and MDU property owners.  The FCC had sought comment on whether it should ban such arrangements.  However, in February 2010, the Commission issued an order declining to place restrictions on such arrangements.  As a result, established cable operators serving MDUs that have such arrangements in place may have an advantage over second and later entrants seeking to serve such MDUs in competition with the established providers.

Technical Requirements. Historically, the FCC has imposed technical standards applicable to the cable channels on which broadcast stations are carried and has prohibited franchising authorities from adopting standards which were in conflict with or more restrictive than those established by the FCC. The FCC has applied its standards to all classes of channels that carry downstream National Television System Committee video programming. The FCC also has adopted standards applicable to cable television systems using frequencies in certain bands in order to prevent harmful interference with aeronautical navigation and safety radio services and also has established limits on cable system signal leakage. Operators are required to conduct tests and to file with the FCC results of those cumulative leakage-testing measurements. Operators that fail to make this filing or exceed the FCC’s allowable cumulative leakage index risk being prohibited from operating in those frequency bands and risk incurring monetary fines or other sanctions.

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

The State of Texas passed a law in late 2005 allowing cable operators to file for a state-issued certificate of franchise authority (SICFA) for the provision of cable television and video services in any service area footprint within the state of Texas rather than negotiate with each individual municipality for such a right. On October 25, 2005, the Public Utility Commission of Texas (PUCT) approved our application for a SICFA to provide cable television service in twenty-seven municipalities and in eleven unincorporated areas of Texas. When our SICFA was approved, all of our municipal cable television franchises were terminated. Since that time, we applied for and had approved amendments to the SICFA adding to and modifying the footprint of the service areas in which our cable television systems were permitted to operate.

Under its SICFA, we made quarterly franchise fee payments to each municipality in which our cable television systems provided cable television service in the amount of five percent of gross cable service revenues, and we reported our subscriber count in each municipality. In cities where the incumbent cable TV provider is still subject to a municipal franchise, the municipalities then notified Grande Operating of its quarterly Public, Educational and Government (PEG) obligation based on its share of total subscribers multiplied by the total PEG contribution that the incumbent cable TV provider made in the quarter. In cities where the incumbent provider’s municipal franchise has expired and the incumbent has obtained a SICFA, Grande Operating and the incumbent paid the city a PEG fee equal to one percent of their gross cable service revenues or at the city’s option, a flat per subscriber monthly fee that was required by the city before the incumbent’s franchise expired. Grande Operating also continued to provide free cable television service to public facilities and INet fiber connectivity to cities that were in place when the SICFA was approved. Under the SICFA, Grande Operating continued to provide carriage of all PEG channels that were carried prior to October 25, 2005, and all municipalities retained control and police powers over their public rights-of-way.

Congress separately has considered legislation that would create a national framework for the issuance of cable television franchises. Various proposals for national franchises have been introduced and are pending. Although these proposals would not likely affect Grande Operating’s operations given their regional focus, a national franchise law could enable their competitors, principally AT&T and Verizon, who are planning to deploy cable television or other video services in multiple jurisdictions within their large service areas, to enter the market for video services more quickly, much like they can today in Texas under their SICFA. This, in turn, could enhance their ability to compete against Grande Operating in their markets.

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

Program Access and Exclusivity. The Cable Television Consumer Protection and Competition Act of 1992 and the FCC’s rules generally prohibit cable operators and vertically-integrated satellite programmers from entering into agreements that have the purpose or effect of preventing or substantially hindering the ability of multi-channel video programming distributors from providing satellite programming to their subscribers. The rules specifically prohibit vertically integrated cable operators from entering into exclusive distribution agreements with satellite programmers in which they have an attributable interest. The rules were set to expire in October 2007, but were extended by the FCC to October 2012. In March 2010, The U.S. Court of Appeals for the D.C. Circuit upheld the Commission’s decision to extend the rules at least through October 2012, finding the FCC sufficiently justified its decision that the marketplace was not sufficiently competitive to warrant lifting the prohibition.

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

Internet Access via Cable Modem. The FCC has determined that cable modem service is an information service and thus is not subject to local regulation as a cable service and thus is not subject to the payment of franchise fees. This regulatory classification has been upheld by the Supreme Court.

Pole Attachments. The Telecommunications Act of 1996 requires utilities, defined to include all local exchange telephone companies and public utilities except those owned by municipalities and co-ops, to provide cable operators and telecommunications carriers (other than incumbent local exchange carriers) with nondiscriminatory access to utility poles, ducts, conduit and rights-of-way. The right to mandatory access was beneficial to facilities-based providers such as Grande Operating. The Telecommunications Act of 1996 also establishes principles to govern the pricing of such access. Under the rules adopted by the FCC to implement the pricing standards in the statute, telecommunications providers are charged a higher rate than cable operators for pole attachments. Companies that provide both cable and telecommunications services over the same facilities, such as Grande Operating, are required to pay the higher telecommunications rate; but the Supreme Court has confirmed that commingling high-speed Internet access with cable or telecommunications attachments does not change the pole attachment rate. We believed the rental rate at which utility pole owners can charge cable operators offering VoIP services was unclear because the FCC has declined to resolve the question of whether VoIP services are telecommunications services or information services.  The FCC has a pending rulemaking proceeding in which it is considering the adoption of a regulation requiring each utility to establish unitary pole attachment rates for all providers of broadband services enabling subscribers to establish broadband connections to the Internet, regardless of whether they otherwise provide telecommunications service, cable service, both, or neither.  Whether the FCC will adopt such a regulation and when it might due so and what formula would apply to such a unitary rate – and therefore whether the pole attachment rates that cable service providers will increase, decrease, or stay the same – cannot be ascertained at this time.

Inside Wiring of Multiple Dwelling Units. The FCC has adopted rules to promote competition among multichannel video program distributors in multiple family dwelling units, or MDUs. The rules provide generally that, in cases where the program distributor owns the wiring inside an MDU but has no right of access to the premises, the MDU owner may give the program distributor notice that it intends to permit another program distributor to provide service there. The rules provide, generally, that the current program distributor then must elect whether to remove the inside wiring, sell the inside wiring to the MDU owner at a price not to exceed the replacement cost of the wire on a per-foot basis or abandon the inside wiring.

Privacy. The Cable Communications Policy Act of 1984 imposes a number of restrictions on the manner in which cable system operators can collect and disclose data about individual system customers. The statute also requires that the system operator periodically provide all customers with written information about its policies regarding the collection and handling of data about customers, their privacy rights under federal law and their enforcement rights. In the event that a cable operator is found to have violated the customer privacy provisions of the Cable Communications Policy Act of 1984, it could be required to pay damages, attorneys’ fees and other costs. Under the Cable Television Consumer Protection and Competition Act of 1992, the privacy requirements were strengthened to require that cable operators take such actions as are necessary to prevent unauthorized access to personally identifiable information. Congress and the FCC are considering, and in the future may again consider, additional restrictions intended to safeguard consumer privacy. The extent to which these laws and regulations, if promulgated, will affect Grande Operating’s cable television operations is not clear at this time.

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

Internet Service Providers. A number of Internet service providers have requested that the FCC and state and local officials adopt rules requiring cable operators to provide unaffiliated Internet service providers with direct access to the operators’ broadband facilities on the same terms as the operator makes those facilities available to affiliated Internet service providers. To date, the FCC has rejected these equal access proposals, but a number of local franchising authorities outside our service territory have in the past sought to impose this type of requirement on cable operators and may try to do so again in the future. Some cable operators, including Grande Operating, agreed to open their systems to competing Internet service providers or were required to do so as a condition of a merger. The FCC has more recently indicated that such requirements may no longer be necessary so long as consumers are able to have unrestricted access to alternative providers once the consumer accesses the Internet.

Both Congress and the FCC have considered measures that, if enacted, would impose “net neutrality” obligations on Internet access providers to not interfere or discriminate against consumers’ use of broadband services, especially regarding access to Internet applications and content of their choice.  Some proposals have taken the additional step of effectively restricting the ability of broadband providers to offer users additional service quality or service prioritization. The FCC found in 2008 that Comcast had “unduly interfered” with Internet users’ right to access the lawful content and other applications of their choice – in the particular case under review, BitTorrent’s peer-to-peer traffic – in violation of a FCC 2005 Internet policy statement.  The FCC particularly faulted Comcast for not being transparent with subscribers in disclosing its Internet management practices.  The order has been appealed.  However, if upheld on appeal, the decision is likely to lead to more case-by-case investigations and adjudications of Internet access providers’ network management practices.  In addition, legislation requiring the FCC to consider adoption of such net neutrality requirements currently is under consideration by Congress as part of a national economic stimulus package. If the FCC’s Comcast order is overturned, there may be renewed calls for legislation of such management practices and the Commission’s authority to regulate such practices without Congressional action may be cast into doubt.

In addition, in October 2009, the FCC initiated a rulemaking proceeding proposing to codify as rules, subject to reasonable network management, the four principles of its 2005 Internet policy statement, and proposed adding two more rules, one requiring broadband Internet service providers to treat lawful content, applications, and services in a nondiscriminatory manner and the other requiring broadband Internet service providers to disclose such information concerning network management and other practices reasonably required for users and content, application, and service providers to enjoy the protections of the other five rules.  That rulemaking remains pending, but if requirements similar to those being proposed are adopted, they would increase the operating and administrative costs of cable television operators, may create a competitive disadvantage for Grande Operating’s systems relative to other providers, and may expose Grande Operating to liability if they do not properly interpret and apply the new regulations.

Equal Employment Opportunity (EEO) Rules and Policies.  The Cable Television Consumer Protection and Competition Act of 1992 established rules that prohibit employment discrimination by cable operators.  To the extent the FCC were to conduct an audit of Grande Operating’s EEO policies and practices, we believe that Grande Operating could demonstrate compliance with the requirements.

Regulatory Fees and Other Matters. The FCC requires payment of annual regulatory fees by the various industries it regulates, including the cable television industry. Fees are also assessed for other FCC licenses often used by cable television operators, including licenses for business radio, cable television relay systems and earth stations.

FCC regulations affecting cable television operators also address:

•	political advertising;

•	local sports programming;

•	restrictions on origination and cablecasting by cable system operators;

•	application of the rules governing political broadcasts;

•	customer service standards;

•	limitations on advertising contained in non-broadcast children’s programming; and

•	closed captioning.

Regulation of Telecommunications Services

Grande Operating’s telecommunications services are subject to varying degrees of federal, state and local regulation. Pursuant to the Communications Act of 1934, as amended by the Telecommunications Act of 1996, the FCC generally exercises jurisdiction over the facilities of, and the services offered by, telecommunications carriers that provide interstate or international communications services. State regulatory authorities generally retain jurisdiction over the same facilities and other services to the extent that they are used to provide intrastate and local communications services. Many municipalities regulate the access of facilities-based telecommunications providers to the public rights-of-way.

Federal Regulation of Telecommunications Services

Tariffs and Licensing. Grande Operating is classified as a non-dominant long distance carrier and as a competitive local exchange carrier by the FCC. The FCC prohibits non-dominant long distance companies from filing tariffs for their interstate long distance domestic and international services. The FCC permits but does not require competitive local exchange carriers to file tariffs for the access charges they sell to interstate long distance companies subject to certain rate benchmarks. The FCC also permits competitive local exchange carriers to provide their access services to interstate long distance companies pursuant to contracts entered into between the parties.   It is an open issue whether competitive local exchange carriers are entitled to payment for interstate access services if they have neither a tariff on file with the FCC or a contract with long distance companies.

Prior to the FCC adopting a mandatory detariffing regime for non-dominant long distance companies, Grande Operating filed tariffs with the FCC to govern their relationship with most long-distance customers and companies. The current regulatory regime required Grande Operating to, among other things, post on their website the rates, terms, and conditions formerly in our tariffs instead of filing them at the FCC. Because detariffing precluded Grande Operating from filing their tariffs for our long distance services at the FCC, Grande Operating may no longer be subject to the “filed rate doctrine,” which stands for the proposition that for services that are or must be tariffed, the tariff controls all contractual disputes between a carrier and its customers. Depending on how Grande Operating’s service contracts for long distance service anticipate situations that have arisen and may in the future arise with their customers, the absence of a tariff may expose them to certain legal liabilities and costs, as they can no longer rely on the filed rate doctrine to settle disputes with customers they serve under contract. The FCC still requires long distance telecommunication carrier companies such as Grande Operating to obtain licenses under Section 214 of the Communications Act of 1934, as amended, to provide international long-distance calling service. Grande Operating holds such international authority from the FCC. The FCC also requires long distance telecommunication carrier companies to obtain approvals or to comply with other filing requirements in the case of assignments or transfers of control.

Interconnection. The Telecommunications Act of 1996 establishes local telephone competition as a national policy. This Act preempts laws that prohibit or have the effect of prohibiting competitive entry for local telephone services (as well as telecommunications services generally) and establishes national requirements and standards for local network interconnection, unbundling and resale. Interconnection, unbundling and resale regulations were developed initially by the FCC and have been, and will continue to be, implemented by both the FCC and the states in numerous proceedings.

In August 1996, the FCC adopted a wide-ranging decision regarding the interconnection obligations of local telephone carriers. This Interconnection Order specified, among other things, which network elements (and combinations of elements) incumbent carriers must unbundle and provide to competitive carriers on a nondiscriminatory basis. The FCC’s initial list of network elements and combinations was affirmed by the Supreme Court, but has since been subject to further review by the FCC and, after several rounds of review by the courts, has been pared significantly. In June 2006, the D.C. Circuit approved the FCC’s fourth attempt to implement the unbundling provisions of the Telecommunications Act of 1996.  Some incumbent local exchange companies, most notably Qwest and Verizon, have applied for relief in certain of their major markets from the unbundling requirements, invoking the FCC’s authority to forbear, provided certain conditions are met, from enforcing provisions of Title II of the Communications Act of 1934, including the Telecommunications Act of 1996, for certain carriers, classes of carriers, services, or classes of services.  In limited instances, the FCC has granted such relief, although not, at this time, in any of the markets in which Grande Operating currently operates. While Grande Operating expects the major ILECs to continue to file similar petitions covering other markets, AT&T, the ILEC in a majority of Grande Operating’s markets, committed not to seek additional forbearance of unbundling or other requirements with respect to any of its markets prior to June 29, 2010, as a condition to FCC approval of its merger with BellSouth. Changes to the list of network elements and combinations and to incumbent local exchange carriers’ obligations to offer them at total element long run incremental cost have had, and may continue to have, a significant impact on the industry and, to a lesser extent, Grande Operating.

The FCC’s Interconnection Order also established pricing principles, for use by the states, to determine rates for unbundled network elements and discounts, namely requiring that such elements be offered under a total element long run incremental cost standard. These pricing principles also are undergoing further review by the FCC and may change, which could have a significant impact on the industry and on Grande Operating.

The Telecommunications Act of 1996 requires incumbent local telephone carriers to enter into reciprical compensation arrangements with other local telephone companies for transport and termination of local calls on each other’s networks.  The FCC has concluded that calls to ISPs are jurisdictionally interstate and the exchange of ISP-bound traffic is not subject to the reciprocal compensation requirements of the Communications Act.

The FCC has a pending rulemaking to consider a comprehensive rewrite of the rules governing intercarrier compensation, including switched access charge rate structures, switched access rate levels, certain interconnection rules that relate to intercarrier compensation arrangements, and compensation for the transport and termination of IP-enabled traffic.  (See “Voice-over-Internet Protocol,” below.)  Several proposals for how the FCC’s intercarrier compensation rules should be structured also have been submitted to the FCC by industry groups and coalitions. We cannot predict how the FCC will act in response to these proposals, whether there will be new proposals that the Commission will consider adopting, or, more generally, what will be the ultimate result of the intercarrier compensation proceeding. FCC rulings in this area will affect a large number of carriers and providers and could have a significant impact on the industry and Grande Operating.

The FCC has also initiated an investigation of IP-Enabled Services intended to provide comprehensive guidance on the appropriate regulatory treatment of a broad array of services, including VoIP. Whether IP-Enabled Services will be classified as telecommunications services prospectively (as many incumbent local exchange carriers believe that VoIP telephony is properly classified today) and be subject to switched access charges, or another form of intercarrier compensation, or will be classified as information services (as many VoIP providers and competitive local exchange carriers believe is the case today) is a key issue presented in that proceeding.  (See “Voice-over-Internet Protocol,” below.) The outcome of both the Intercarrier Compensation and IP-Enabled Service dockets, or other proceedings that examine the regulatory classification of VoIP services, could have a material impact on Grande Operating’s business. We are not able to predict what that outcome may be or when such orders might be issued.

Additional Requirements. The Communications Act and the FCC rules impose additional obligations on all telecommunications carriers, including obligations to:

•	interconnect with other carriers and not to install equipment that cannot be connected with the facilities of other carriers;

•	offer service provider local number portability;

•	ensure that their services are accessible and usable by persons with disabilities;

•	comply with verification procedures in connection with changing a customer’s carrier;

•	pay annual regulatory fees to the FCC;

•	contribute to the federal Universal Service Fund based on end user interstate telecommunications revenues; and

•	contribute to the Telecommunications Relay Services Fund, as well as funds to support telephone numbering administration and local number portability.

Forbearance. The Telecommunications Act of 1996 permits the FCC to forbear from requiring telecommunications carriers to comply with certain regulations under certain conditions. Specifically, the Act permits the FCC to forbear from applying statutory provisions or regulations if the FCC determines that:

•	enforcement is not necessary to protect consumers;

•	enforcement is not necessary to ensure a carrier’s terms will be reasonable and nondiscriminatory;

•	forbearance is in the public interest; and

•	forbearance will promote competition.

Decisions by the FCC to forbear from enforcing certain rules or requirements for certain services or against certain carriers could free Grande Operating from regulatory burdens but also might increase the pricing and general flexibility of their competitors.

Collocation. The FCC has adopted rules designed to improve competitor access to incumbent local telephone carriers’ collocation space and to reduce the delays and costs associated with collocation. We cannot be sure that these rules will not change or otherwise inure to the advantage of incumbent carriers in the future or to Grande Operating’s disadvantage in comparison with their competitors.

Multiunit Premise Access.  In June 2007, the FCC released an order clarifying that incumbent local exchange carriers are required to provide direct access at the terminal block to permit a competitor’s technician to cross connect in order to access the incumbent’s sub-loop to reach end user customers at multiunit premises.  The ruling is based on an incumbent local exchange carriers’ statutory obligation to permit interconnection at “any technically feasible point.”  As a result of this clarification, Grande Operating could have had opportunities to access multiunit premises in a more direct and less costly manner assuming capital is available to extend its network facilities to reach the minimum point of entry at these properties. The FCC has also issued an order prohibiting telecommunications carriers from entering into exclusive telecommunications contracts in residential multi-tenant environments and prohibiting enforcement of pre-existing agreements between carriers and building owners.  In 2000, the Commission had entered a similar order prohibiting carriers form entering into exclusive agreements with commercial multi-tenant environments, and from enforcing existing exclusivity arrangements.   These decisions had no impact on Grande Operating regarding its Texas operations because Texas PUC regulations already prohibited such exclusive arrangements.

Broadband Services. Section 706 of the Telecommunications Act of 1996 requires the FCC to encourage the deployment of advanced telecommunications capabilities to all Americans through the promotion of local telecommunications competition. The FCC had in the past taken steps to facilitate competitors’ access to lines connecting customer premises to the operator for purposes of digital subscriber line deployment. But the FCC more recently has declined to take similar steps in connection with more advanced, newly constructed transmission facilities such as fiber-to-the-home. In the Triennial Review Remand proceeding, the FCC held that incumbent local exchange carriers such as AT&T need not make available to unaffiliated carriers access to most high-capacity local loops and transport facilities; and the FCC has more recently determined that facilities-based wireline broadband services such as DSL are “information services” and thus are subject to minimal regulation. However, the deployment of competing high-capacity services by Grande Operating is not a material part of Grande Operating’s business since they typically provide these services over their own network. Relying upon definitions in the Communications Assistance for Law Enforcement Act (CALEA) rather than the Telecommunications Act of 1996, the FCC now requires broadband networks to cooperate with law enforcement as required by CALEA.

The Commission staff recently, on March 16, 2010, released  a National Broadband Plan that recommends that the Commission, the National Telecommunications and Information Administration, and the Congress consider taking numerous steps to promote greater broadband deployment and availability to consumers, businesses, and other organizations than is the case today.   The FCC is expected to initiate proceedings or complete pending ones in an effort to advance the objectives of greater broadband deployment and availability.  We cannot predict when such proceedings will be completed or what new regulations will be adopted, but such proceedings have the potential of increasing the competitive pressure that Grande Operating experiences, may introduce requirements that will increase Grande Operating’s costs, and may otherwise adversely affect them.

Voice-over-Internet Protocol. VoIP is an application that manages the delivery of voice information across data networks, including the Internet, using Internet Protocol. VoIP sends voice information in digital form using discrete packets that are routed in the same manner as data packets. VoIP is widely viewed as a more cost-effective, feature-rich alternative to traditional circuit-switched telephone service. Because VoIP can be deployed by carriers in various capacities, and because it is widely considered a next-generation communication service, its regulatory classification—and, thus, its long-term revenue potential—is unclear. Several petitions seeking guidance on the regulatory classification of VoIP service have been filed at the FCC over the past five-plus years, but the FCC has resolved only a few of them, either through the issuance of narrowly-tailored declaratory rulings or through broader regulatory pronouncements, depending on the issue.

In one case, in 2004, the FCC held that a computer-to-computer VoIP application provided by Pulver.com is an unregulated information service, in part because it does not include a transmission component, offers computing capabilities, and is free to its users. In another case, also in 2004, the FCC reached a different conclusion, holding that AT&T’s use of IP to transmit the long-haul portion of certain voice calls does not make AT&T’s transport of such calls an information service. Rather, the Commission found, the service is a telecommunications service and is subject to switched access charges, because the calls are interexchange in nature, use ordinary customer premises equipment with no enhanced functionality, originate and terminate on the public switched telephone network, and undergo no net protocol conversion and provide no enhanced functionality to end users. In a third case, the FCC ruled that certain prepaid calling card services are telecommunications services rather than information services. An earlier case, which involved the VoIP application of Vonage, the FCC preempted the authority of the State of Minnesota (and presumably all other states) and ruled that Vonage’s VoIP application, and others like it, was an interstate service subject only to Federal regulation, thus preempting the authority of the Minnesota commission to require Vonage to obtain state certification. The FCC, however, refused to speak beyond prior rulings involving enhanced services as to whether Vonage’s VoIP application is a telecommunications service or an information service, thus leaving open the question of the extent to which the service might be regulated. The Eighth Circuit Court of Appeals in March 2007 denied several petitions seeking review of the FCC’s decision to classify Vonage’s VoIP application as interstate rather than intrastate in nature.

On a broader level, while not resolving the issue of whether VoIP is a telecommunications service or an information service, the FCC has held that providers of interconnected VoIP service must provide law enforcement officials with access to their networks pursuant to CALEA and, separately, that providers of interconnected VoIP service also must comply with specific E-911 and other requirements to enable their customers to access public safety officials. The FCC has also ruled as noted above that interconnected VoIP is an offering of telecommunications and that providers of interconnected VoIP must contribute to the federal Universal Service Fund.  Finally, the Commission has ruled that interconnected VoIP providers are subject to certain requirements relating to telephone number portability and protection of the privacy of customer proprietary information.

The FCC separately has initiated a more generic proceeding, the IP-Enabled Services NPRM to address the many other regulatory issues raised by the development and growth of IP services, including VoIP service and also including the extent to which the governance of VoIP will reside at the Federal level (See “Interconnection” above.) The FCC has expressly reserved the right to reconsider some of its earlier rulings in that generic rulemaking proceeding.

The FCC currently has before it a series of petitions for declaratory ruling requesting clarification on whether VoIP traffic is subject to switched access charge assessment, which parties are interexchange carriers for purposes of access charge liability on any IP-enabled traffic subject to access charges, whether interexchange carriers not directly connected to local exchange carriers can be subject to access charges, and whether intermediate, terminating local exchange carriers can rely on certification by their customers that traffic is enhanced services traffic in making decisions regarding the routing and access charge assessment for VoIP traffic.  For example, Grande Operating filed its own petition at the FCC in 2005 seeking a declaratory ruling regarding the proper treatment of traffic terminated to end users of interconnected ILECs through CLECs, which traffic wholesale customers of Grande Operating have certified as originating in VoIP format.  The petition asks the FCC to rule that a CLEC properly may rely on its customer’s self-certification; that the ILECs, receiving certified traffic over local interconnection trunks from the CLEC, are to treat the traffic as local traffic for intercarrier compensation purposes and may not assess access charges against certified traffic unless the FCC decides otherwise in the IP-Enabled Services or Intercarrier Compensation Rulemakings or in another proceeding. This petition is still pending, and we cannot predict how or when it might be decided.  The regulatory classification of VoIP traffic, including the applicability of access charges to such traffic, also is an important issue under consideration in ongoing FCC rulemakings concerning IP-Enabled Services and intercarrier compensation reform. Future rulings in connection with VoIP, including whether access charges apply and whether they can be assessed retroactively, likely will have a significant impact on Grande Operating, their competitors and the communications industry.

Consumer Privacy. The Communications Act and the FCC’s rules specify the circumstances under which carriers can share consumer call data, or Customer Proprietary Network Information (CPNI), with their affiliates and unrelated third parties. Grande Operating must make annual certifications to the FCC regarding its use and treatment of CPNI consistent with the regulations.  Congress and the FCC are in the process of reviewing these rules and may adopt further restrictions to further prevent the disclosure of CPNI and related information by carriers. This could affect Grande Operating’s ability, and the ability of their competitors, to market services.

State Regulation of Telecommunications Services

Traditionally, states have exercised jurisdiction over intrastate telecommunications services, and the Telecommunications Act of 1996 largely upholds that traditional state authority. To the extent necessary to advance competition in the telecommunications industry, however, the Telecommunications Act of 1996 does place limits on state authority; for example, the statute contains provisions that prohibit states and localities from adopting or imposing any legal requirement that may prohibit, or have the effect of prohibiting, of the provision of any interstate or intrastate telecommunications services. The FCC is required to preempt any such state or local requirement to the extent necessary to enforce the Telecommunications Act of 1996’s open market entry requirements. Affected parties have a private right of action to challenge any state or local regulations which they believe violate the statutory proscription.  States and localities may, however, continue to regulate the provision of intrastate telecommunications services and require carriers to obtain certificates or licenses before providing service.

Grande Operating was certified as a CLEC in Arkansas, Florida, Georgia, Indiana, Oklahoma and Texas and as an interexchange service provider (IXC) in Arkansas, Florida, Georgia, Indiana, North Carolina, Oklahoma, Washington and Texas. If Grande Operating expands to provide similar telecommunications services in new states, they will likely be required to obtain certificates of authority to operate and be subject to ongoing regulatory requirements in those states as well.

Although Grande Operating was authorized to provide telecommunications services in several states, the majority of its telecommunications end user customers were located in Texas. Since 1995, Texas law has provided a regulatory framework for competitive carriers such as us to provide telecommunications services in Texas. A major revision to Texas’ telecommunications law was adopted by the Texas Legislature in 2005 (“SB5”). These amendments to PURA require the PUCT to deregulate markets that meet certain standards and to consider deregulating certain other markets. The PUCT was also directed to undertake several important studies including whether Universal Service Funds should be continued or whether the program should be changed. The amendments also included additional competitive market safeguards. Like the Federal Telecommunications Act of 1996, Texas law is intended to promote competition in the local exchange market, as well as in the intrastate interexchange market. The PUCT is responsible for an evolving regulation of these markets, and the PUCT plays a key role in promulgating rules and policies and by arbitrating interconnection agreements between carriers in the local market. For example, the PUCT has adopted substantive rules that permit any competing carrier to install its own telecommunications equipment at an MDU or commercial property in order to provide telecommunications services to a requesting tenant.  The PUCT also has adopted substantive rules prohibiting exclusive arrangements to provide telecommunications services at MDUs and at commercial properties.  The rules, policies and decisions of the PUCT are influenced by a variety of factors, and future regulatory and legislative developments in Texas could have a significant impact on Grande Operating.

Among the PUCT’s regulatory responsibilities is the review of AT&T’s performance in its provision of wholesale telecommunications services to competitive carriers through a comprehensive set of performance measurements and a performance remedy plan. This performance remedy plan is in the interconnection agreement between Grande Operating and AT&T and requires AT&T to pay certain fines when it fails to meet its prescribed performance benchmarks. Although the performance remedy plan is intended to provide AT&T with incentive to provide timely wholesale service to competitive carriers on a nondiscriminatory basis, AT&T holds considerable market power in Texas and may be able to use that market power to the detriment of the competitive telecommunications market, and, in turn, carriers such as Grande Operating.

Telecommunications carriers in Texas are subject to numerous state policies, the application of which could affect Grande Operating’s business. These policies include, but are not limited to, the Texas Universal Service Fund and broadband initiatives such as the state’s DSL and advanced services in rural areas initiatives. Telecommunications carriers also are subject to various consumer protection regulations, such as prohibitions relating to slamming (changing an end user’s service provider without appropriate authorization), cramming (adding charges to an end user’s account without appropriate authorization) and telemarketing. All carriers are required to comply with a Code of Conduct for marketing, which has been adopted by the PUCT. Grande Operating was required to comply with these and other regulations or risk significant fines and penalties.

SB 5 also contained an amendment to PURA, which requires municipally-owned utilities, which are exempt from the federal pole attachment laws, to equalize pole attachment fees as between telecom and cable service providers. This is intended to eliminate any artificial competitive advantage that might arise from the nature of the wires platform. This was a significant benefit to Grande Operating since its two largest markets were served by municipally-owned utilities.

Texas has long been involved in both federal and state initiatives relating to homeland security, defense and disaster recovery. These initiatives sometimes require telecommunications carriers to, among other things; maintain certain network security procedures and monitoring systems. The growing emphasis on homeland security at the federal and state level and the recent experience with hurricane disasters on the Gulf Coast of Texas may cause Grande Operating to incur unforeseen expenses relating to the security and protection of telecommunications networks.

Local Regulation

Occasionally, Grande Operating was required to obtain street use and construction permits to install and expand its interactive broadband network using state, city, county or municipal rights-of-way. The Telecommunications Act of 1996 and Chapter 66 of PURA, which was adopted in 2005, require municipalities to manage public rights-of-way in a competitively neutral and non-discriminatory manner.

Employees and Changes in Management

As a result of the recapitalization transactions the only officers of Holdings are Michael L. Wilfley and W.K.L. “Scott” Ferguson and Holdings has no employees.  In connection with the closing of the recapitalization transactions, on September 14, 2009, the following changes in management were made:

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

On September 14, 2009, the board of Holdings appointed Mr. Wilfley to replace Mr. Chestnutt as Chief Executive Officer and President of Holdings and Walter K.L. “Scott” Ferguson, Jr. was appointed to replace Mr. Wilfley as secretary of Holdings.  On September 17, 2009, the board of Holdings appointed Michael L. Wilfley to replace Mr. Chestnutt as a director of Holdings and appointed Mr. Wilfley to serve as Treasurer of Holdings.  On September 17, 2009, Duncan T. Butler, Jr. was appointed as Chairman of the Board of Directors of Holdings.

WHERE YOU CAN FIND MORE INFORMATION

Prior to the filing of our Form 15 in January 2010, we filed annual, quarterly, current and special reports, and other information with the SEC, in accordance with the Exchange Act. You may read and copy any document we filed or furnished with the SEC at the following public reference room:

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

As a result of the closing of the recapitalization transaction, Holdings does not have any operations or material assets other than the ownership of its 24.7% interest common equity interest in Ultimate Parent and cash of approximately $0.9 as of December 31, 2009.  Although Holdings has no operations it does continue to expect to incur certain expenses and given Holdings’ limited resources it may not be able to meet such future expense obligations.  Our projections indicate that we have sufficient funds on hand to meet our existing obligations.

We are subject to the requirements of Section 404 of the Sarbanes-Oxley Act.  Because of our limited cash and employee resources, we may be unable to timely comply with Section 404 which could have a materially adverse impact on Holdings.

 We are required to comply with the provisions of Section 404 of the Sarbanes-Oxley Act of 2002 with respect to the year ended December 31, 2009. Section 404 requires that we document and test our internal control over financial reporting and issue management’s assessment of our internal control over financial reporting.  Management’s report is not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report on Form 10-K. We may be required to hire an outside consulting firm to work with Holdings in assessing our internal controls. During the course of our ongoing evaluation and integration of the internal control over financial reporting, we may identify areas requiring improvement, and we may have to design enhanced processes and controls to address issues identified through this review.  We believe that the out-of-pocket costs and resource demand caused by the need to comply with the requirements of Section 404 of the Sarbanes-Oxley Act could be significant as compared to our very limited activity. After filing this annual report on Form 10-K, we will no longer be subject to the requirements of Section 404 for so long as our reporting obligations under the Exchange Act remain suspended.

Our stock is not publicly traded, listed or quoted on a national securities exchange, so you may be unable to sell our stock.

Our stock is not publicly traded, listed or quoted on a national securities exchange, so you may be unable to sell our Common Stock, Preferred Stock or convertible securities.  There is no existing market for our stock, and we do not expect any such market to develop.  No class or series of our equity securities are registered under the Securities Act and may not be resold unless registered or unless an exemption from registration is available. Even if our stock is registered under the Securities Act or is exempt from registration, state securities laws may prohibit or limit its transferability in some jurisdictions.  Further, in connection with the recapitalization transactions, certain requisite stockholders of Holdings approved the Sixth Amended and Restated Investor Rights Agreement.  Prior to this amendment and restatement, the investor rights agreement provided for a broad range of registration rights with respect to the equity securities of Holdings, together with certain information rights and related obligations of Holdings.  In recognition of the changes resulting from the recapitalization transactions, the requisite parties to the investor rights agreement expressly waived all such registration rights and obligations in the Sixth Amended and Restated Investor Rights Agreement.  In addition to the existing transfer restrictions contained in the prior investor rights agreement, the Sixth Amended and Restated Investor Rights Agreement includes, among other things, additional transfer restrictions requiring the approval of Holdings for any transfer of its equity securities that would (1) increase the number of record holders of any class of Holdings’ equity securities, (2) require registration of such equity securities under the Securities Act, (3) subject Holdings to the periodic reporting requirements of the Exchange Act, or (4) subject Holdings to the registration requirements of, or limit the availability of any exemptions from registration under, the Investment Company Act of 1940, as amended.  Due to these conditions, you may not be able to sell your shares if you need money or otherwise desire to liquidate your shares.

We have not, and currently do not anticipate, paying dividends on our stock.

We have never declared or paid any cash dividends on our capital stock and do not anticipate paying cash dividends on our capital stock in the foreseeable future. Future declaration and payment of dividends, if any, will be determined based on whether Rio GP receives any distributions from Ultimate Parent, Holdings’ expenses and capital needs, and other factors the board of directors deems relevant.

The declaration of dividends is within the discretion of our board of directors and subject to the limitations set forth in the Chapter 78 of the Nevada Revised Statutes. Pursuant to our articles of incorporation, holders of our preferred stock are entitled to any dividends that may be declared from time to time by our board of directors on a pari passu basis with any dividend on our common stock (payable other than in our common stock or other securities and rights convertible into or entitling the holder thereof to receive, directly or indirectly, additional shares of our common stock), on an as-converted to common stock basis. Such dividends are not cumulative.

During a liquidation, our obligations to the holders of shares of our preferred stock must be satisfied before any payments are made to the holders of our common stock.

 If we are liquidated, the holders of our preferred stock will be entitled to be paid in full before any payments are made to the holders of our common stock. Our outstanding preferred stock has an aggregate liquidation preference of $584.3 million. Refer to the consolidated balance sheets included in the accompanying consolidated financial statements for the detail of liquidation preference by series of stock. Any funds used to pay the holders of our preferred stock will restrict our ability to use such funds to cover expenses and must be paid before any amounts may be paid to the holders of our common stock.

The performance of Ultimate Parent is not in our control and is subject to the management and control of ABRY.

Holdings’ most significant asset is its ownership, through Rio GP, in Ultimate Parent.  Since we do not have control over Ultimate Parent, its performance will be solely dependent on its majority holder, ABRY, and the management of Ultimate Parent and Grande Operating.  Accordingly, our investment in Ultimate Parent will be subject to the risk that ABRY or the management of Ultimate Parent and Grande Operating may make business, financial or management decisions with which we do not agree or may take risks or otherwise act in a manner that does not serve our best interests.  If any of the foregoing were to occur, the value of our investment in Ultimate Parent could decrease and our financial condition, results of operations and cash flow could suffer as a result.

Future contingencies may reduce the distributions that would otherwise be made to Rio GP upon the sale of Ultimate Parent.

In June 2009, the Universal Service Administration Company (“USAC,”) which administers the Universal Service Fund (“USF”) on behalf of the Federal Communications Commission, provided an initial draft of findings in an audit of Grande Operating’s contributions to the USF program based on its 2004, 2005 and 2006 revenues. The draft audit report was subsequently finalized in October 2009 and concluded that Grande Operating underreported or misclassified certain telecommunications service revenues, resulting in a total contribution shortfall of $4.2 million for the 2005, 2006 and 2007 reporting years. Grande Operating disagrees with the majority of the USAC audit report and believes it has meritorious defenses for the prior USF filings and intends to vigorously defend them during the dispute process, appellate process and through litigation in courts, as necessary.

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

Holdings and Rio GP have guaranteed the full and timely payment of lease payments on leases entered into by Grande Operating.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

None.

ITEM 3.	LEGAL PROCEEDINGS

There are no pending proceedings, which are currently anticipated to have a material adverse effect on our business, financial condition or results of operations.

ITEM 4.	RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range for Common Stock

Our stock is not traded on any stock exchange or quoted on any established trading market. No market makers currently make a market in our stock and we do not plan to engage a market maker. Therefore, there is no established public trading market and no high and low bid information or quotations available. As of March 31, 2010, we had 12,104,072 shares of common stock outstanding held by 200 holders of record.

Dividend Policy

We have never declared or paid any cash dividends on our capital stock and do not anticipate paying cash dividends on our capital stock in the foreseeable future. Future declaration and payment of dividends, if any, will be determined based on whether Rio GP receives any distributions from Ultimate Parent, Holdings’ expenses and capital needs, and other factors the board of directors deems relevant.

The declaration of dividends is within the discretion of our board of directors and subject to the limitations set forth in the Chapter 78 of the Nevada Revised Statutes. Pursuant to our articles of incorporation, holders of our preferred stock are entitled to any dividends that may be declared from time to time by our board of directors on a pari passu basis with any dividend on our common stock (payable other than in our common stock or other securities and rights convertible into or entitling the holder thereof to receive, directly or indirectly, additional shares of our common stock), on an as-converted to common stock basis. Such dividends are not cumulative.

Issuance of Unregistered Securities

On September 17, 2009, Holdings’ predecessor corporation—Grande Communications Holdings, Inc., a Delaware corporation—was merged with and into Holdings, solely for the purpose of reincorporating in Nevada.  As a result, shares of both common and preferred stock of the predecessor corporation were cancelled in exchange for like shares in Holdings.  In issuing these securities, we relied on the exception to registration provided by Rule 145 promulgated under the Securities Act.

ITEM 6.	SELECTED FINANCIAL DATA

The data set forth below should be read in conjunction with our consolidated financial statements and related notes, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and other financial information appearing elsewhere in this annual report on Form 10-K. As a result of the transactions contemplated by the Recapitalization Agreement discussed in Part I Item 1—Business, on September 14, 2009, Holdings deconsolidated its wholly owned subsidiary, Grande Operating.  For 2009, certain statement of operations data and other financial data presented below includes the results of Grande Operating for the period of January 1, 2009 through September 13, 2009.

	For the Year Ended December 31,
	2005	2006	2007	2008	2009
	(in thousands, except per share data)
Statement of operations data:
Operating revenues	$194,731	$189,867	$197,146	$205,271	$143,953
Operating expenses:
Cost of revenues (excluding depreciation and amortization)	72,515	63,931	68,348	69,798	49,394
Selling, general and administrative (1)	90,730	94,312	90,416	92,486	63,282
Provision for doubtful accounts (1)	5,262	3,514	3,301	3,363	2,019
Depreciation and amortization	59,507	56,037	56,752	59,385	43,037
Total operating expenses	228,014	217,794	218,817	225,032	157,732
Operating loss	(33,283)	(27,927)	(21,671)	(19,761)	(13,779)
Other income (expense):
Gain on deconsolidation of Grande Operating	—	—	—	—	49,198
Net gain on sale/disposal of assets	431	2,353	76	764	304
Interest income	709	1,546	1,670	728	50
Interest expense, net of capitalized interest	(18,801)	(23,970)	(29,012)	(31,042)	(22,260)
Loss on extinguishment of debt	—	—	—	—	(7,139)
Equity in loss from investee	—	—	—	—	(1,414)
Other income (expense)	750	—	(472)	53	242
Goodwill impairment	(39,576)	(93,639)	—	—	—
Total other income (expense)	(56,487)	(113,710)	(27,738)	(29,497)	18,981
Income (loss) before income tax expense	(89,770)	(141,637)	(49,409)	(49,258)	5,202
Income tax expense	—	—	(1,123)	(1,102)	(865)
Net income (loss)	$(89,770)	$(141,637)	$(50,532)	$(50,360)	$4,337
Basic and diluted net income (loss) per share	$(7.21)	$(11.30)	$(4.01)	$(3.94)	$0.01

Other financial data:
Net cash provided by operating activities	$14,795	$9,687	$11,741	$13,095	$18,931
Net cash used in investing activities	(28,389)	(26,387)	(33,589)	(28,936)	(42,227)
Net cash provided by (used in) financing activities	(882)	33,929	26,038	(5,309)	(2,776)
Cash and cash equivalents, end of year	26,719	43,948	48,138	26,988	916

	December 31,
	2005	2006	2007	2008	2009
Other operating data (2):
Marketable homes passed (3)	331,173	337,025	340,058	340,681	339,671
Customers	136,109	137,542	145,675	146,210	143,104
Connections (4):
Video	89,417	93,778	99,453	101,864	98,681
Voice	114,621	116,229	114,303	114,512	108,216
HSD and other	72,104	85,117	95,125	101,502	101,544
Total connections	276,142	295,124	308,881	317,878	308,441

	December 31,
	2005	2006	2007	2008	2009
	(in thousands)
Selected balance sheet data:
Current assets	$47,926	$63,012	$67,798	$46,125	$988
Property, plant and equipment, net	297,183	271,939	249,310	223,034	—
Total assets	450,538	345,041	326,243	277,435	23,795
Current liabilities	41,552	42,831	48,048	49,462	15
Capital lease obligations, net of current portion	14,365	16,634	13,592	13,380	—
Long term debt, net of current portion	129,056	160,797	189,994	189,629	—
Stockholders’ equity	260,207	118,960	69,004	19,028	23,780
_______________________

(1)
The provision for doubtful accounts for the annual periods ended December 31, 2005, 2006, and 2007 was reclassified. In prior periods, these amounts were included in the line item selling, general and administrative.

(2)
Information presented for the year ended December 31, 2009 is as of September 13, 2009, the final day of operations prior to the date of closing of the transactions contemplated by the Recapitalization Agreement.

(3)	Marketable homes passed were the number of residential and business units, such as single residence homes, apartments and condominium units, passed by our networks.

(4)
Because we delivered multiple services to our customers, we reported the total number of connections for video, voice and HSD service in addition to the total number of customers. We counted each video, voice and HSD service purchase as a separate connection. For example, a single customer who purchased video, voice and HSD services would count as three connections. We did not record the purchase of long distance telephone service by a local telephone customer or the purchase of digital cable services by an analog cable customer as additional connections. However, we did record each purchase of an additional telephone line by a local telephone customer as an additional connection. More detailed information is discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Marketable Homes Passed, Customers and Connections.”

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of our consolidated financial condition and results of operations for the years ended December 31, 2007, 2008, and 2009 and other factors that are expected to affect our prospective financial condition. The following discussion and analysis should be read together with our consolidated financial statements and related notes beginning on page F-1 of this annual report on Form 10-K. As a result of the closing of the recapitalization transaction, as of September 14, 2009, Holdings does not have any operations or material assets other than the ownership of its 24.7% common equity interest in Ultimate Parent, through its wholly-owned subsidiary Rio GP and only has two persons serving as officers, Michael L. Wilfley and Walter K.L. “Scott” Ferguson, Jr., and no employees.  The discussion in this Management Discussion and Analysis of Financial Condition and Results of Operations relates to our consolidated operations through September 13, 2009, transactions on September 14, 2009 as a result of the closing of the recapitalization transactions, Holdings’ equity in earnings (loss), through Rio GP, of the minority interest in Ultimate Parent, and general expenses subsequent to September 14, 2009.

Overview

On September 14, 2009, we closed the transactions contemplated by that certain Recapitalization Agreement.  Refer to Part I Item 1—Business for a detail of the transactions completed pursuant to the terms of the Recapitalization Agreement.

On September 17, 2009, Grande Communications Holdings, Inc. merged with and into its wholly-owned subsidiary, Rio Holdings, Inc., a Nevada corporation, for the purpose of changing Holdings’ state of incorporation from Delaware to Nevada.  The Reincorporation was accomplished pursuant to an Agreement and Plan of Merger, dated September 2, 2009, which was approved by the requisite Grande Communications Holdings, Inc. stockholders by written consent.  The Reincorporation did result in the change of name of Grande Communication Holdings, Inc. to Rio Holdings, Inc.  The Reincorporation did not result in any further change in the business, management, fiscal year, office locations, assets, liabilities, or employees of Holdings beyond those that resulted from the recapitalization transactions.

All of the outstanding Holdings senior notes have been redeemed or repurchased and the indenture that governed the terms of the Holdings senior notes was discharged. As a result of these transactions, we recognized a $7.1 million loss on early extinguishment of the Holdings senior notes.

All of the outstanding shares of common stock and preferred stock of Holdings continue to remain outstanding.  As a result of the closing of the recapitalization transaction, Holdings does not have any operations or material assets other than the ownership of its general partner interest of Ultimate Parent, through its wholly-owned subsidiary, Rio GP.  Further, Holdings only has two persons serving as officers, Michael L. Wilfley and Walter K.L. “Scott” Ferguson, Jr., and no employees.

In connection with the closing of the transactions contemplated by the Recapitalization Agreement, Holdings cancelled all outstanding options to purchase 33,370,422 shares of common stock and options to purchase 21,300,000 shares of Series H preferred stock.  As a result, after October 9, 2009, we had no outstanding options to purchase any equity of Holdings.

In January 2010, Holdings filed a Form 15 with the SEC to suspend its reporting obligations under the Exchange Act. As a result of filing the Form 15, Holdings’ obligation to file certain reports and forms including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K has been suspended.  We expect that this Annual Report on Form 10-K for the year ended December 31, 2009 will be the last filing made by Holdings under the Exchange Act.

Prior to the closing of the recapitalization transaction on September 14, 2009, the primary business of Holdings and its then consolidated subsidiary, Grande Operating was providing a bundled package of video, voice, and HSD and other services to residential and business customers in Texas. We provided these services in seven markets in the state of Texas using local broadband networks that we acquired and/or constructed. We referred to the homes and businesses that our network was capable of providing services to as “marketable homes passed.” Marketable homes passed were the number of residential and business units, such as single residential homes, apartment units and condominium units, passed by our networks. Since 2001, we had grown our marketable homes passed through acquisitions and the construction of our networks. The expansion of our networks had, in turn, allowed us to pursue a retail strategy of offering bundled video, voice and HSD services to residential and business customers.

Holdings was founded in November 1999 to pursue a retail strategy of constructing broadband networks in order to offer bundled video, voice, and HSD services to customers. In addition, we had leveraged our retail metro network build-out with the 2003 acquisition of a long haul fiber optic network which allowed us to provide broadband transport services to medium and large enterprises and communications carriers.

In July 2000, when our network construction was still in a very early stage, we acquired substantially all of the assets of Thrifty Call, which had an established telephone and data network that served as the platform for the provisioning of residential voice and HSD services and was also the platform that provided wholesale network services to medium and large enterprises and communications carriers in the wholesale market.

We have incurred net losses for the past five years and, now that we have no operations, expect to continue to incur net losses in the future.

The recapitalization transactions, which closed on September 14, 2009, included the conversion of Grande Operating from a corporation to a limited liability company.  Such conversion should be treated for federal income tax purposes as a liquidation of Grande Operating.  Grande Operating should generally be deemed for federal income tax purposes to have distributed its assets on the liquidation in the following order: (1) to creditors in satisfaction of indebtedness, and (2) to its sole shareholder.  However, on the date of such liquidation, Grande Operating was indebted to Holdings in an amount exceeding the highest estimate of the net fair market value of the assets of Grande Operating.  Since the net fair market value of the assets of Grande Operating was less than the outstanding debt of Grande Operating to Holdings, there were no assets remaining for distribution in exchange for the stock of Grande Operating after satisfying such debt.

Grande Operating should recognize gain or loss on the deemed transfer of its assets to Holdings in partial satisfaction of the intercompany debt.  The net fair market value of the assets of Grande Operating was not sufficient to satisfy its intercompany debt to Holdings.  Accordingly, to the extent that the amount of such debt exceeds the net fair market value of the assets received by Holdings on the liquidation, Grande Operating should recognize cancellation of indebtedness income equal to such amount and Holdings should recognize an offsetting bad debt deduction for the same amount.  Since Holdings did not receive any payment for its stock in Grande Operating, Holdings should not succeed to or take into account the consolidated net operating losses attributable to Grande Operating.  Holdings, however, should recognize a substantial worthless stock ordinary loss deduction for its stock in Grande Operating, which may be available to offset future income of Holdings.

The recapitalization transactions included the contribution by Holdings of all the outstanding membership interests of Grande Operating to Ultimate Parent in return for general partnership interests of Ultimate Parent.  Prior to such contribution, but after the conversion discussed above, Grande Operating should be treated as a disregarded entity for federal income tax purposes.  In this situation, the contribution of membership interests by Holdings should be treated as if Holdings contributed all of the assets of Grande Operating to Ultimate Parent in exchange for a partnership interest in Ultimate Parent.  Holdings should not recognize any gain or loss on such deemed contribution, and Holdings’ federal income tax basis in the partnership interest in Ultimate Parent should include its basis in the assets deemed contributed to Ultimate Parent.  Alternatively, although less probable, the transfer by Holdings of all of the outstanding membership interests in Grande Operating to Parent could potentially be treated as if Holdings sold an approximate 75.3% interest in each of the assets of Grande Operating to Grande Manager and, immediately thereafter, Holdings and Grande Manager contributed their respective undivided interests in the assets of Grande Operating to Ultimate Parent in exchange for partnership interests in Ultimate Parent.  Under this view, (1) the deemed sale by Holdings to Grande Manager should result in a recognition event for federal income tax purposes and Holdings should recognize gain or loss, if any, from such deemed sale; (2) Holdings should not recognize any gain or loss upon the post-sale contribution of its undivided interest in the assets to Ultimate Parent; and (3) Holdings’ basis in the partnership interest in Ultimate Parent should be equal to Holdings’ basis in Holdings’ approximate 24.7% share of the assets that are deemed contributed by Holdings to Ultimate Parent.

Marketable Homes Passed, Customers and Connections

We reported marketable homes passed as the number of residential and business units, such as single family residence homes, apartments and condominium units, passed by our networks. As of December 31, 2008 and September 13, 2009 (the final day of operations prior to the date of closing of the transactions contemplated by the Recapitalization Agreement), we had the ability to market services to 340,681 and 339,671, respectively, distinct homes and businesses over our networks and had 146,210 and 143,104, respectively, residential and business customers.

Because we delivered multiple services to our customers, we reported our total number of connections for video, voice, HSD and other services in addition to our total number of customers. We counted each video, voice, HSD and other service purchase as a separate connection. For example, a single customer who purchased video, voice and HSD service would count as three connections. Similarly, a single customer who purchased our HSD service and our voice service would count as two connections. We did not record the purchase of long distance telephone service by a local telephone customer or digital cable services by an analog cable customer as additional connections. However, we did record each purchase of an additional telephone line by a local telephone customer as an additional connection. As of December 31, 2008 and September 13, 2009 (the final day of operations prior to the date of closing of the transactions contemplated by the Recapitalization Agreement), we had 317,878 and 308,441 connections, respectively.

Operating Revenues

Prior to the transactions contemplated by the Recapitalization Agreement, we derived our operating revenues primarily from monthly charges for the provision of video, voice, HSD and other services to residential and business customers. In addition, we derived operating revenues by providing broadband transport services to medium and large enterprises and communications carriers as well as providing network services by offering telecommunications and HSD products to medium and large enterprises and communications carriers within wholesale markets. These services were a single business provided over a unified network. However, since our different products and services generally involved different types of charges and in some cases different billing methods, we have presented information on our revenues from each major product line.

Bundled services revenues—video, voice, HSD and other. We typically provided video, voice, HSD and other services on a bundled basis for fixed monthly fees billed in advance, with the amount of the monthly fee varying significantly depending upon the particular bundle of services provided. We also charged usage-based fees for additional services, such as pay-per-view movies that involved a charge for each viewing and long-distance services that involved charges by the number of minutes of use. We generally billed for these usage-based services monthly in arrears. We also generated revenues from one-time charges for the installation of premises equipment. Most of our bundled offerings included fees for equipment rental, although in some instances we sold modems to customers. Revenue generated from equipment sales was an insignificant portion of our total revenues. We also charged monthly or one-time fees for additional services, including advertising. We collected from our cable customers and included in our gross revenues the fees payable to cable franchise authorities, which were usually approximately 5% of our revenues from cable subscriptions. We began offering security services as part of our bundle in June 2004. We discontinued actively marketing our security services in 2006. However, we continued to provide service to our existing customer base. The security revenue is included in HSD and other.

Broadband transport services revenues. Our revenues from broadband transport services, which consisted of access to our metro area networks and point-to-point circuits on our long-haul fiber network, involved fixed monthly fees billed in advance, where the amount charged varied with the amount of capacity, type of service and whether any customized capacity or services were provided. Our revenues also included non-recurring charges for construction, installation and configuration services, which ranged significantly depending upon the customer’s needs.

Network services revenues. Our revenues from network services consisted primarily of revenues from switched carrier services and managed modem services. We billed for most of our network services monthly in arrears based on actual usage. However, some network services, particularly our managed modem services, involved fixed monthly charges billed in advance. Some network services included non-recurring fees for installation or other work needed to connect the customer to our networks. There were monthly charges or negotiated fees for other services such as VoIP terminations, directory assistance, web hosting, database, collocation, and technical support.

Subsequent to the transactions contemplated by the Recapitalization Agreement, Holdings had no operating revenues.

Costs and Expenses

Cost of Revenues

Prior to the transactions contemplated by the Recapitalization Agreement, cost of revenues included those expenses that were directly related to the generation of operating revenues and had fixed and variable components, however it does not include depreciation or amortization. Our network supported the products and services that we provided to customers, and due to a common network infrastructure and many of the same resources and personnel being used to generate revenues from the various product and service categories it was difficult to determine cost of revenues by product.

Our cost of revenues included the following:

•
Video costs. Programming costs historically have been the largest portion of the cost of providing our video services. We entered into contracts for cable programming through the National Cable Television Cooperative and directly with programming providers to provide programming to be aired on our networks. We paid a monthly fee for these programming services based on the average number of subscribers to the program, although some fees were adjusted based on the total number of subscribers to the system or the system penetration percentage. Our cable costs also included retransmission fees for local programming and fees payable to cable franchise authorities, which were usually approximately 5% of our revenues from cable subscriptions.

•
Voice costs. Our cost of revenues associated with delivering voice services to residential and business customers consisted primarily of transport costs, which included amounts for fiber lease maintenance, and also included access and other fees that we paid to other carriers to carry calls outside of our networks. Transport costs were largely fixed so long as we did not need to procure additional equipment or lease additional capacity. The access fees were generally usage-based and, therefore, variable.

•
HSD and other costs. Our cost of revenues associated with delivering HSD and other services to residential and business customers consisted primarily of transport costs and fees associated with peering arrangements we had with other carriers. Transport costs and peering fees for this service were largely fixed as long as we did not need to procure additional equipment or lease additional capacity. Our security-related costs were primarily related to system monitoring with a third-party provider.

•
Broadband transport services costs. Our cost of revenues associated with delivering broadband traffic consisted primarily of fixed transport costs, which included amounts for fiber lease maintenance, and also included access and other fees that we paid to other carriers to carry traffic outside of our networks. These costs were mostly fixed in nature. There were some variable costs associated with external fiber lease maintenance and with private line services, which could have a component that required us to pay other carriers for a portion of the private line.  Broadband transport services costs also included non-recurring costs for construction, installation and configuration services, which could vary significantly depending upon the customer’s needs.

•
Network services costs. Our cost of revenues associated with delivering traffic consisted primarily of transport costs, which included amounts needed for fiber lease maintenance, and access and other fees that we paid to other carriers to carry traffic outside of our networks. These costs were primarily fixed with respect to the monitoring of the traffic we carried on our networks, although there were variable components associated with external fiber lease maintenance costs and other items. The access and other carrier fees were variable and usage-based.

Subsequent to the transactions contemplated by the Recapitalization Agreement, Holdings had no costs of revenues.

Selling, general and administrative expenses

Prior to the transactions contemplated by the Recapitalization Agreement, our selling, general and administrative (“SG&A”) expenses included all of the expenses associated with operating and maintaining our networks that were not cost of revenues. These expenses primarily included employee compensation and departmental costs incurred for network design, monitoring and maintenance. They also included employee compensation and departmental costs incurred for customer disconnection and reconnection and service personnel, customer service representatives and management and sales and marketing personnel. Other included items were advertising expenses, promotional expenses, corporate and subsidiary management, administrative costs, customer invoice processing and billing platform expenses, professional fees, property taxes, insurance and facilities costs. Subsequent to the transactions contemplated by the Recapitalization Agreement, our SG&A expenses primarily included professional fees incurred as a result of continuing SEC filing requirements and board of director fees.

Depreciation and amortization

Depreciation and amortization expenses included depreciation of our broadband networks and equipment and other intangible assets. Subsequent to the transactions contemplated by the Recapitalization Agreement, Holdings had no depreciation and amortization.

Operating Data —Bundled Services

	Years Ended December 31,
	2007	2008	2009 (1)
Marketable homes passed	340,058	340,681	339,671
Customers	145,675	146,210	143,104
Number of connections:
Video	99,453	101,864	98,681
Voice	114,303	114,512	108,216
HSD and other	95,125	101,502	101,544
Total connections	308,881	317,878	308,441
Average monthly revenue per:
Customer – bundled services	$90.64	$95.82	$94.05
Video connection	55.78	57.96	57.92
Voice connection	40.34	41.02	37.93
HSD and other connection	32.27	34.94	35.11

(1)
Information presented for the year ended December 31, 2009 is as of September 13, 2009, the final day of operations prior to the date of closing of the transactions contemplated by the Recapitalization Agreement and in the case of average monthly revenue, which is for the period from January 1, 2009 through September 13, 2009.

Results of Operations (in millions)

	Years Ended December 31,
	2007	Percent of Operating Revenues	2008	Percent of Operating Revenues	2007 to 2008 Variance	2009	Percent of Operating Revenues	2008 to 2009 Variance
Operating revenues:
Video	$64.2	32%	$70.3	34%	$6.1	$52.3	36%	$(18.0)
Voice	56.1	28	56.6	28	0.5	38.2	27	(18.4)
HSD and other	34.7	18	41.5	20	6.8	32.2	22	(9.3)
Bundled services	155.0	78	168.4	82	13.4	122.7	85	(45.7)
Broadband transport services	9.4	5	12.3	6	2.9	9.7	7	(2.6)
Network services	32.7	17	24.6	12	(8.1)	11.5	8	(13.1)
Total operating revenues	197.1	100	205.3	100	8.2	143.9	100	(61.4)
Operating expenses:
Cost of revenues (excluding depreciation and amortization)	68.3	35	69.8	34	1.5	49.4	34	(20.4)
Selling, general and administrative	90.4	46	92.5	45	2.1	63.3	44	(29.2)
Provision for doubtful accounts	3.3	1	3.4	2	0.1	2.0	1	(1.4)
Depreciation and amortization	56.8	29	59.4	29	2.6	43.0	30	(16.4)
Total operating expenses	218.8	111	225.1	110	6.3	157.7	109	(67.4)
Operating loss	(21.7)	(11)	(19.8)	(10)	1.9	(13.8)	(9)	6.0
Other income (expense):
Gain on deconsolidation of Grande Operating	—	—	—	—	—	49.2	34	49.2
Net gain on sale/disposal of assets	0.1	—	0.8	1	0.7	0.3	—	(0.5)
Interest income	1.7	1	0.7	—	(1.0)	0.1	—	(0.6)
Interest expense, net of capitalized interest	(29.0)	(15)	(31.0)	(15)	(2.0)	(22.3)	(15)	8.7
Loss on early extinguishment of debt	—	—	—	—	—	(7.1)	(5)	(7.1)
Equity in loss from investee	—	—	—	—	—	(1.4)	(1)	(1.4)
Other income (expense)	(0.5)	—	—	—	0.5	0.2	—	0.2
Total other income (expense)	(27.7)	(14)	(29.5)	(14)	(1.8)	19.0	13	48.5
Income (loss) before income tax expense	(49.4)	(25)	(49.3)	(24)	0.1	5.2	4	54.5
Income tax expense	(1.1)	(1)	(1.1)	(1)	—	(0.9)	(1)	0.2
Net income (loss)	$(50.5)	(26)%	$(50.4)	(25)%	$0.1	$4.3	3%	$54.7

Year Ended December 31, 2008 Compared to Year Ended December 31, 2009

Operating Revenues. Our operating revenues decreased $61.4 million, or 30%, during the year ended December 31, 2009.  The decrease was primarily related to a partial year of operations during 2009 which comprises the period from January 1, 2009 through September 13, 2009 (the final day of operations prior to the date of closing of the transactions contemplated by the Recapitalization Agreement).

Operating revenues for our video services decreased $18.0 million, or 26%, during the year ended December 31, 2009. The decrease is primarily related to a partial year of operations during 2009 as well as a 3% decline in the number of connections, from 101,864 as of December 31, 2008 to 98,681 as of September 13, 2009 (the final day of operations prior to the date of closing of the transactions contemplated by the Recapitalization Agreement).

Operating revenues for our voice services decreased $18.4 million, or 33%, during the year ended December 31, 2009 due to a partial year of operations during 2009 as well as a 5% decline in the number of connections, from 114,512 as of December 31, 2008 to 108,216 as of September 13, 2009 (the final day of operations prior to the date of closing of the transactions contemplated by the Recapitalization Agreement).

Operating revenues for our HSD and other services decreased $9.3 million, or 22%, during the year ended December 31, 2009 primarily due to a partial year of operations during 2009 partially offset by a slight increase in the number of connections, from 101,502 as of December 31, 2008 to 101,544 as of September 13, 2009 (the final day of operations prior to the date of closing of the transactions contemplated by the Recapitalization Agreement).

Operating revenues for our broadband transport services decreased $2.6 million, or 21%, during the year ended December 31, 2009 as a result of a partial year of operations during 2009.

Operating revenues for our network services decreased $13.1 million, or 53%, during the year ended December 31, 2009 as a result of a partial year of operations during 2009.

Cost of Revenues. Our cost of revenues decreased $20.4 million, or 29%, during the year ended December 31, 2009 as a result of a partial year of operations during 2009 partially offset by an increase related to an accrual during the second quarter of 2009 for an estimated liability related to the initial audit findings from the Universal Service Administration Company (“USAC”) that administers the Universal Service Fund (“USF”) on behalf of the Federal Communications Commission.

Selling, General and Administrative Expense. Our selling, general and administrative expense decreased $29.2 million, or 32% during the year ended December 31, 2009 as a result of a partial year of operations during 2009.  Additionally, during the first quarter of 2009, we implemented a company wide cost reduction initiative, which included a reduction in force and voluntary and involuntary unpaid employee furloughs as well as the suspension of certain elements of our compensation program such as our annual merit increase and matching of 401k contributions applicable to all employees of Grande Communications Networks, Inc. Also included in SG&A expenses are non-recurring expenses incurred in association with the exploration of strategic alternatives and the recapitalization transactions of $1.7 million and $6.6 million during the years ended December 31, 2008 and 2009, respectively. Subsequent to the transactions contemplated by the Recapitalization Agreement, our SG&A expenses primarily included professional fees incurred as a result of continuing SEC filing requirements and board of director fees.

Depreciation and Amortization Expense. Our depreciation and amortization expense decreased $16.4 million, or 28%, during the year ended December 31, 2009 as a result of a partial year of operations during 2009 as well as decreases in depreciation expense related to sales and dispositions as well as certain assets that became fully depreciated during the year ended December 31, 2009.

Loss on early extinguishment of debt.  As discussed above under the caption, Overview, Holdings entered into a note purchase agreement with the Requisite Bondholders and assigned such note purchase agreement to Grande Operating pursuant to which Grande Operating repurchased from these bondholders their Holdings senior notes upon consummation of the recapitalization transactions at a purchase price of 101.5% of the principal amount of such notes, plus accrued and unpaid interest thereon through the purchase date, which is 200 basis points lower than what would have otherwise been required under the redemption provisions of the Indenture.  On the closing date of the recapitalization transactions, Holdings issued a mandatory redemption notice to all of the remaining holders of the Holdings senior notes which were not subject to the note purchase agreement and Grande Operating redeemed such notes, at a purchase price equal to 103.5% of the principal amount of such notes, plus accrued and unpaid interest thereon to the redemption date.  As a result of these transactions, we recognized a $7.1 million loss on early extinguishment of the Holdings senior notes. All of the outstanding Holdings senior notes have been redeemed or repurchased and the indenture that governed the terms of the Holdings senior notes was discharged.

Interest Expense. Interest expense, which includes interest incurred net of capitalized interest, decreased $8.7 million, or 28%, during the year ended December 31, 2009 due to a partial year of interest during 2009 resulting from the redemption and repurchase of all of the outstanding Holdings senior notes as discussed above under the caption loss on early extinguishment of debt.

Gain on deconsolidation of Grande Operating.  On September 14, 2009 in connection with the closing of the transactions contemplated by the Recapitalization Agreement, we contributed all of the outstanding membership interests of our wholly-owned subsidiary, Grande Operating, to Grande Investment L.P in return for a noncontrolling general partner interest in Grande Investment L.P. representing approximately 24.7% of the common equity of Grande Investment L.P. As a result of the deconsolidation of Grande Operating from such transaction, we recorded a gain of $49.2 million. Such gain was determined based upon the fair value of our acquired 24.7% interest in Grande Investment L.P. and the carrying value of Holding’s investment in Grande Operating as of the date of the transactions.

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

Cost of Revenues. Our cost of revenues increased $1.5 million, or 2%, during the year ended December 31, 2008. Cost of revenues related to video services increased approximately $5.2 million during the year ended December 31, 2008. Other costs supporting broadband transport services, voice services, HSD and other services, and certain network services such as access fees and other fees that we pay to other carriers to carry calls outside our networks and HSD transport costs increased $2.6 million during the year ended December 31, 2008.  These increases in costs of revenues were partially offset by decreases in costs associated with transmission services to carriers and other telecommunications companies and national directory assistance fees, which decreased $6.3 million during the year ended December 31, 2008.   The increase in direct costs of video services is primarily due to programming costs increases, which had been increasing on an aggregate basis due to an increase in connections and on a per connection basis due to an increase in costs per channel.  The decrease or increase in access and other carrier fees related to costs that are variable usage-based costs that decrease or increase as customer usage varies.

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

Interest Expense. Interest expense, which includes interest incurred net of capitalized interest, increased $2.0 million, or 7%, during the year ended December 31, 2008. Our interest expense increased primarily due to the private placement of an additional $25.0 million of Holdings senior notes in the third quarter of 2007.

Liquidity and Capital Resources

Sources and Uses of Funds

Since inception, we had been funded primarily with private equity investments, issuance of debt securities and cash provided by operating activities. Our current primary source of liquidity is cash on hand as we will not have any future cash flows from operating activities.  As of December 31, 2009, we had total cash of $0.9 million and no long-term debt and capital lease obligations.

Subject to the risk factors set forth under Part I Item 1A—Risk Factors, we expect that our available cash and cash equivalents will be sufficient to fund our expenses over the next twelve months through December 31, 2010 assuming our estimates regarding expected future costs is accurate.  Our costs may exceed our estimates, our estimates may change, and future developments may affect our estimates.  Any of these factors may increase our need for additional funds.  However, we may not be able to raise additional funds on favorable terms or at all.

Cash Flows from Operating Activities

Net cash provided by operating activities consisted of the following components:

	Year Ended December 31,
	2007	2008	2009
	(in thousands)
Cash collected from customers	$193,449	$204,003	$142,273
Interest income received	1,631	691	50
Other income received	—	—	241
Proceeds from sales tax refunds related to operating activities	143	627	—
Payments to vendors and employees	(157,607)	(162,426)	(107,727)
Interest expense paid	(25,875)	(28,701)	(15,010)
Income taxes paid	—	(1,099)	(896)
Net cash provided by operating activities	$11,741	$13,095	$18,931

The decrease in cash collected from customers in the year ended December 31, 2009 compared to the year ended December 31, 2008 is a result of a partial year of operations through September 14, 2009 creating a decrease in operating revenues and cash collections. The decrease in payments to vendors and employees in the year ended December 31, 2009 compared to the year ended December 31, 2008 is the result of a partial year of operations through September 14, 2009 creating a decrease in SG&A expenses requiring cash outlays and a decrease in cash payments as well as the decrease in cost of revenues.

Cash Flows from Investing Activities

Net cash used in investing activities consisted of the following components:

	Year Ended December 31,
	2007	2008	2009
	(in thousands)
Purchases of property, plant and equipment	$(35,290)	$(29,766)	$(13,769)
Cash transferred with deconsolidation of subsidiary	—	—	(28,603)
Proceeds from sale of assets	638	481	278
Proceeds from sales tax refunds on prior purchases of equipment	1,130	349	—
Other investing activity	(67)	—	—
Net cash used in investing activities	$(33,589)	$(28,936)	$(42,094)

The decrease in capital expenditures during the year ended December 31, 2009 compared to the year ended December 31, 2008 was primarily related to a partial year of operations in 2009 as well as a reduction in: purchases of customer premise equipment; initial customer installation costs; and network equipment. See “Capital Expenditures” below for a more detailed discussion of capital expenditures.  The cash transferred with deconsolidation of subsidiary is the result of the transactions contemplated by the Recapitalization Agreement.

Cash Flows from Financing Activities

Net cash provided by (used in) financing activities consisted of the following components:

	Year Ended December 31,
	2007	2008	2009
	(in thousands)
Net proceeds from borrowings (1)	$30,054	$—	$123
Proceeds from sale leaseback arrangement (2)	—	—	4,532
Payments of long-term debt and capital lease obligations	(4,305)	(4,989)	(5,329)
Deferred financing costs	(165)	—	—
Net borrowings (repayments) on zero-balance cash account	451	(326)	(2,095)
Other financing activity	3	6	(7)
Net cash provided by (used in) financing activities	$26,038	$(5,309)	$(2,776)

(1)
The year ended December 31, 2007 consists of the net proceeds from the private placement of an additional $25 million in aggregate principal amount of Holdings senior notes as well as $4.1 million in proceeds from equipment financing. The year ended December 31, 2009 consists of the proceeds from vehicle financing.

(2)
During January 2009, Grande Operating sold various customer premise equipment for $4.5 million cash. Concurrent with the sale, Grande Operating leased the customer premise equipment back for a period of two years at a monthly rental of $0.2 million. As a result of the recapitalization transactions on September 14, 2009, this capital lease is no longer included in the accounts of Holdings.

As a result of the recapitalization transactions on September 14, 2009, capital leases and equipment and vehicle financing are no longer included in the accounts of Holdings, and the outstanding Holdings senior notes were redeemed or repurchased by Grande Operating on September 14, 2009 and reflected by Holdings as a non-cash dividend to Holdings and the indenture that governed the terms of the Holdings senior notes was discharged.

Capital Expenditures

We had capital expenditures of approximately $35.3 million, $29.8 million and $13.8 million, including capitalized interest, in 2007, 2008 and 2009, respectively. These capital expenditures related to: network construction; initial installation costs; the purchase of customer premise equipment, such as cable set-top boxes and cable modems; corporate and network equipment, such as switching and transport equipment; and billing and information systems. The decrease in capital expenditures during 2008 compared to 2007 was primarily due to capital equipment purchases related to our long haul fiber optic network upgrade. The decrease in capital expenditures during 2009 compared to 2008 primarily related to a partial year of operations during 2009 as well as a reduction in: purchases of customer premise equipment; initial customer installation costs; and network equipment.

Contractual Obligations and Commercial Commitments

As a result of the September 14, 2009 recapitalization transactions and the assumption by the acquirer of all of Grande Operating’s outstanding contractual obligations and the redemption or repurchase of the Holdings senior notes, Holdings has no contractual obligations or commercial commitments as of December 31, 2009. See footnote No. 12, “Commitments and Contingencies” in the Notes to our Consolidated Financial Statements included in this annual report on Form 10-K for a discussion of other commitments and contingencies.

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

Subsequent to the Transactions Contemplated by the Recapitalization Agreement:

Equity Investment

Investments in which Holdings has the ability to exercise significant influence and that, in general, are at least 20 percent owned are stated at cost plus equity in undistributed net earnings (loss), less distributions received. These investments are evaluated for impairment. An impairment loss would be recorded whenever a decline in the value of an equity investment or investment carried at cost below its carrying amount is determined to be other than temporary.  In judging “other than temporary,” Holdings considers the length of time and extent to which the fair value of the investment has been less than the carrying amount of the investment, the near-term and long-term operating and financial prospects of the investee, and Holdings’ long-term intent of retaining the investment in the investee.

Prior to the Transactions Contemplated by the Recapitalization Agreement:

Revenue Recognition

Revenue from residential and business customers was principally derived from bundled packages of video, voice, HSD and other services.  Bundled services revenue consisted of fixed monthly fees and usage based fees for long distance service and was recorded as revenue in the period the service was provided.  Revenues were recognized when services were provided, regardless of the period in which they were billed.  Amounts billed in advance were reflected in the balance sheet as deferred revenue and were deferred until the service was provided.  Installation revenues obtained from bundled service connections were recognized in accordance with ASC 922, Entertainment – Cable Television, formerly SFAS No. 51, Financial Reporting by Television Cable Companies, as the connections were completed since installation revenues recognized were less than the related direct selling costs.  Installation costs were included in property, plant, and equipment and depreciated over the estimated life of communications plant.  Governmental authorities imposed franchise fees of up to a federally mandated maximum of 5% of annual gross revenues derived from the operation of the cable television system to provide cable television services. Such fees were collected on a monthly basis from our customers and periodically remitted to franchise authorities. Franchise fees collected and paid of approximately $2.9 million, $3.2 million and $2.4 million during the years ended December 31, 2007, 2008, and 2009, respectively, were reported as revenues and cost of revenues, respectively. The Federal Communications Commission imposes a tax on interstate and international long distance calls to fund telephone service for the poor, and to support telecommunications services for libraries, schools, and rural health care providers.  Such taxes were collected on a monthly basis from our customers and periodically remitted to the Universal Service Fund (“USF”).  Sales and other taxes imposed by governmental authorities were also collected on a monthly basis from our customers and periodically remitted to governmental authorities. Revenue is presented net of the applicable USF, sales and other taxes.

Revenue from broadband transport services was principally derived from providing medium and large enterprises and communication carriers with access to our metro area networks and point-to-point circuits on our long-haul fiber optic network.  Revenue from network services was principally derived from switched carrier services and managed modem services.  Broadband transport and network services revenue consisted of fixed monthly fees and usage based fees and was recorded as revenue in the period the service was provided.  Amounts billed in advance were reflected in the balance sheet as deferred revenue and deferred until the service was provided.  Revenue also included upfront non-recurring fees for construction, installation and configuration services that were deferred and recognized over the related service contract period.

In instances where multiple deliverables were sold contemporaneously to the same counterparty, such as if Grande Operating entered into sales contracts for the sale of multiple products or services, then an evaluation determined whether it had objective fair value evidence for each deliverable in the transaction. If Grande Operating had objective fair value evidence for each deliverable of the transaction, then it accounted for each deliverable in the transaction separately, based on the revenue recognition policies outlined above. The residual method was used when no fair value was available for the deliverable. For example, this would occur when Grande Operating entered into an agreement for service that included providing equipment in connection with the service and the subscriber paying an installation fee as well as monthly charges. Because Grande Operating was providing both a product and a service, revenue was allocated to the product and monthly subscription service based on relative fair value and revenue was allocated to installation services using the residual method. To date, product revenues have not been significant.

Classification of Various Direct Labor and Other Overhead Costs

Our business was capital intensive, and large portions of our financial resources were spent on capital activities associated with building our networks. We capitalized costs associated with network construction, initial customer installations, installation refurbishments and the addition of network equipment necessary to enable provision of bundled or network services. Capitalized costs included materials, direct labor costs and certain indirect costs. We capitalized direct labor costs associated with our personnel based upon the specific time devoted to construction and customer installation activities. Capitalized indirect costs were those relating to the activities of construction and installation personnel and overhead costs associated with the relevant support functions. Costs for repairs and maintenance, and disconnection and reconnection, were charged to operating expense as incurred, while equipment replacement was capitalized.

Judgment is required to determine the extent to which indirect costs, or overhead, are incurred as a result of specific capital activities, and therefore should be capitalized. We allocated overhead based upon the portion of indirect costs that contributed to capitalizable activities using an overhead rate, based on an actual rate, applied to the amount of direct labor capitalized based upon our analysis of the nature of costs incurred in support of capitalizable activities. The primary costs that were included in the determination of overhead rates were (i) employee benefits and payroll taxes associated with capitalized direct labor, (ii) direct variable costs associated with capitalizable activities, consisting primarily of installation and construction vehicle operating costs, (iii) the cost of support personnel, such as personnel who directly assisted with capitalizable installation activities, and (iv) indirect costs directly attributable to capitalizable activities. For 2007, 2008 and 2009, $8.5 million, $7.6 million and $4.8 million of labor and overhead costs were capitalized, respectively. Capitalized costs were depreciated along with the physical assets to which they relate, which had lives of three to ten years depending on the type of asset.

Valuation of Long-Lived Assets and Intangible Assets

We evaluated the recoverability of property, plant and equipment for impairment when events or changes in circumstances indicated that the net book value of an asset may not be recoverable. Such events or changes in circumstances could include such factors as loss of customers accounting for a high percentage of revenues from particular network assets, changes in technology, fluctuations in the fair value of assets, adverse changes in market conditions or poor operating results. When such factors and circumstances existed, we compared the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amounts. Impairment, if any, was based on the excess of the carrying amount over the fair value of those assets and was recorded in the period in which the determination was made. While we believed that our estimates of future cash flows were reasonable, different assumptions regarding such cash flows could materially affect our evaluation of asset recoverability.

Allowance for Doubtful Accounts

Accounts receivable were recorded at their net realizable values. Estimates were used to determine the allowance for doubtful accounts and an accounts receivable reserve was recorded for known collectability issues, as such issues relate to specific transactions or customer balances. These estimates were based on historical collection experience, current trends, credit policy and a percentage of customer accounts receivable. In determining these percentages, Grande Operating looked at historical write-offs of the receivables. Grande Operating wrote off accounts receivable when it became apparent based upon age or customer circumstances that such amounts would not be collected.

Stock Based Compensation

Compensation expense was measured and recognized based on estimated fair values for all share-based awards made to employees and directors based on the grant-date estimated fair value. Compensation expense was amortized on a straight-line basis over the vesting period of the underlying stock option grants.

Determining the appropriate fair value model and calculating the fair value of share-based payment awards required the input of highly subjective assumptions, including the expected life of the share-based payment awards and stock price volatility. We used the Black-Scholes-Merton model to value our stock option awards. The assumptions used in calculating the fair value of share-based payment awards represented management’s best estimates, but these estimates involved inherent uncertainties and the application of management judgment. Because our shares are not traded on a public market, we used comparable companies as a basis for our expected volatility. In addition, we were required to estimate the expected term and forfeiture rate and only recognize expense for those shares expected to vest.

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

Recent Accounting Pronouncements

On July 1, 2009, Holdings adopted SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162,” which was incorporated into Accounting Standards Codification (“ASC”) 105, “Generally Accepted Accounting Principles.”  This new accounting standard identifies the ASC as the authoritative source of GAAP in the United States. Rules and interpretive releases of the SEC under federal securities laws are also sources of authoritative GAAP for SEC registrants. The adoption of this new accounting standard did not have an impact on the financial position, results of operations, or cash flows; however Holdings has included references to the ASC within the financial statements.

In May 2009, the Financial Accounting Standards Board (“FASB”) issued Statement No. 165, “Subsequent Events” (“SFAS 165”), which was incorporated into ASC 855, “Subsequent Events.” The provisions of SFAS 165 set forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may have occurred for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The provisions of SFAS 165 became effective on April 1, 2009 and are being applied prospectively beginning in the second quarter of 2009.

In April 2009, the FASB issued FASB Staff Position (“FSP”) SFAS No. 107-1 and Accounting Principles Board 28-1 “Interim Disclosures about Fair Value of Financial Instruments,” which was incorporated into FASB ASC 825, “Financial Instruments.” The FSP amends SFAS No. 107 “Disclosures about Fair Value of Financial Instruments” to require an entity to provide disclosures about fair value of financial instruments in interim financial information. This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The provisions of FSP No. 107-1 was adopted in the second quarter of 2009.

In November 2008, the FASB issued guidance under EITF 08-6, “Equity Method Investment Accounting Considerations,” which was incorporated into FASB ASC 323-10, “Investments – Equity Method and Joint Ventures.” This guidance clarifies how to account for certain transactions and impairment considerations involving equity method investments. Specifically, this guidance notes: 1) an entity shall measure its equity method investment initially at cost; 2) an equity method investor is required to recognize other-than-temporary impairments of an equity method investment in accordance with paragraph 35-32A and an equity method investor shall not separately test an investee’s underlying indefinite-lived intangible asset(s) for impairment; and 3) an equity method investor shall account for a share issuance by an investee as if the investor had sold a proportionate share of its investment and any gain or loss to the investor resulting from an investee’s share issuance shall be recognized in earnings. This guidance is effective on a prospective basis in fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. This guidance was adopted prospectively beginning January 1, 2009. On the date of adoption, there was no impact to Holdings’ financial position or results of operations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Item 8 is incorporated by reference to pages F-1 through F-28 herein.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Termination of Prior Independent Accountants

By resolution adopted on March 6, 2010, our board of directors elected to change independent accountants. No report on the consolidated financial statements of Holdings prepared by Ernst & Young LLP contained any adverse opinion, disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles. During the time Ernst & Young LLP served as Holdings’ independent registered public accounting firm, there were no disagreements between Ernst & Young LLP and Holdings on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

Engagement of New Independent Accountants

Effective March 6, 2010, PricewaterhouseCoopers LLP was appointed as Holdings’ independent registered public accounting firm to audit the financial statements. PricewaterhouseCoopers LLP was not consulted on any matter described in Item 304(a)(2)(i) or Item 304(a)(2)(ii) of Regulation S-K prior to March 6, 2010.

ITEM 9T.	CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, who is our principal executive officer and our principal financial officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e), as applicable, under the Exchange Act) as of December 31, 2009. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2009, our disclosure controls and procedures were not effective. The conclusion that our disclosure controls and procedures were not effective was due to the presence of inadequate segregation of duties which represents a material weaknesses in internal control over financial reporting. Management anticipates that such disclosure controls and procedures will not be effective until the material weakness is remediated.

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

Because of the inherent limitations in all control systems, no evaluation of internal control over financial reporting can provide absolute assurance that all control issues, if any, within our company have been detected and may not prevent or detect misstatements.  These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Notwithstanding the existence of the material weakness described below, management has concluded that the consolidated financial statements in this Form 10-K fairly present, in all material respects, Holdings’ financial position, results of operations and cash flows for the periods and dates presented.

Changes in Internal Control over Financial Reporting

As a result of the recapitalization transactions, which closed on September 14, 2009, Holdings does not have any operations or material assets other than the ownership of its partner interest in Ultimate Parent.  In conjunction with the recapitalization transactions, all of our employees were either terminated or transferred with Grande Operating which was contributed by Holdings to Ultimate Parent.  Substantial changes have been made to Holdings’ internal controls as a result of the lack of employees and operations.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2009 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2009 as a result of the material weakness described below.

A “material weakness” is a significant deficiency, or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements presented will not be prevented or detected. A “significant deficiency” is a control deficiency, or combination of control deficiencies, that adversely affects a company’s ability to initiate, authorize, record, process or report external financial data reliably in accordance with GAAP such that there is more than a remote likelihood that a misstatement of the annual or interim financial statements presented that is more than inconsequential will not be prevented or detected.

As a result of the recapitalization transactions, which closed on September 14, 2009, Holdings does not have any operations or material assets other than the ownership of its partner interest in Ultimate Parent.  In conjunction with the recapitalization transactions, all of our employees were either terminated or transferred with Grande Operating, which was contributed by Holdings to Ultimate Parent, resulting in a lack of segregation of duties at Holdings as of December 31, 2009.  This impacts all of our accounts due to the pervasive nature of the deficiency.

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

In January 2010, Holdings filed a Form 15 with the SEC to suspend its reporting obligations under the Exchange Act. As a result of filing the Form 15, Holdings’ obligation to file certain reports and forms including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K has been suspended.  We expect that this Annual Report on Form 10-K for the year ended December 31, 2009 will be the last filing made by Holdings under the Exchange Act.

The election of certain director nominees to serve on Holdings’ board of directors until the next annual meeting of stockholders and until their successors are elected and qualified or until their earlier death, resignation or removal was submitted to a vote of and approved by the stockholders at the 2009 annual meeting of stockholders held on January 19, 2010.  There were no other matters voted upon at the 2009 annual stockholders meeting.  As of December 17, 2009, the record date for holders of Holdings’ capital stock entitled to vote at the 2009 annual meeting, there were 451,631,583 shares of capital stock issued and outstanding.  A total of 231,619,558 shares of our capital stock were present or represented by proxy at the 2009 annual meeting, representing more than 51% of our shares of capital stock issued and outstanding as of the record date. The following votes were cast at the 2009 annual meeting regarding the election of nominated directors:

Nominee name	Votes for	Votes withheld
Duncan T. Butler, Jr.	221,651,892	178,522
John C. Hockin	221,651,892	178,522
David C. Hull, Jr.	221,651,892	178,522
William Laverack, Jr.	221,651,892	178,522
Richard W. Orchard	221,651,892	10,146,188
Paul V. Walsh, Jr.	221,651,892	10,146,188
Michael L. Wilfley	221,651,892	178,522

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The following table sets forth the name and age of each director, indicating the year the director joined Holdings and all positions and offices currently held by the director. At Holdings’ next annual meeting of stockholders, which is expected to occur in December 2010 or January 2011, the term of each director will expire.

Name	Age	Year Joined Board	Position
Duncan T. Butler, Jr.	47	2000	Chairman of the board of directors and Chairman of the compensation and finance committees

David C. Hull, Jr.	65	2000	Member, board of directors, audit, compensation and nominating committees

William Laverack, Jr.	54	2001	Member, board of directors, compensation, finance committees and Chairman of the nominating committee

John C. Hockin	39	2002	Member, board of directors

Richard W. Orchard	56	2006	Member, board of directors, audit and nominating committees

Paul V. Walsh, Jr. (1)	45	2009	Member, board of directors, finance committee and Chairman of the audit committee

Michael L. Wilfley	54	2009	Member, board of directors, President, Chief Executive Officer, Chief Financial Officer and Treasurer
_______________________

(1)	Audit committee financial expert.

Lawrence M. Schmeltekopf served as Chairman of the audit committee from June 2006 until the end of his term in January 2009. Roy H. Chestnutt served as a member of the board of directors from February 2006 and Chairman of the board of directors from January 2008 until his resignation in September 2009.

Set forth below are descriptions of the backgrounds of each of our directors.

Duncan T. Butler, Jr. became a member of Holdings’ board of directors in February 2000 and Chairman in September 2009.  Since April 2000, Mr. Butler has served as a managing director of Centennial Ventures and he has served as a managing director of Prime New Ventures since October 1994.  Mr. Butler is currently a managing director and on the investment committee of Centennial Holdings VI, LLC and Mr. Butler is a Senior Vice President of Centennial Holdings I, LLC.  Mr. Butler currently also serves on the board of directors of Grande Manager, Grande Parent LLC, Grande Operating, Masergy Communications, Inc., a global network service provider and Hoak Media, a television and radio broadcasting company.  Mr. Butler received his BBA and his MBA from The University of Texas at Austin and his JD from The University of Texas School of Law.

David C. Hull, Jr. became a member of Holdings’ board of directors in February 2000.  Since 1993, Mr. Hull has been a managing director of Centennial Ventures.  From 1986 to 1993, Mr. Hull served as general partner, during which time he was promoted to managing general partner, of Criterion Venture Partners, the venture arm of TransAmerica.  Prior to joining Criterion, from 1976 to 1985 he was senior vice president of finance, treasurer and director of General Leisure Corporation, a restaurant and hotel operating company.  From 1969 to 1976, Mr. Hull was an analyst for Telecom Corporation and was subsequently promoted to vice president of Texas Capital Corporation, a wholly-owned subsidiary of Telecom Corporation.  Mr. Hull currently serves on the board of directors of Centennial Holdings I, LLC and ExteNet Systems, Inc.  Mr. Hull received his BS in Chemical Engineering and his MBA from The University of Texas at Austin.

William Laverack, Jr. became a member of Holdings’ board of directors in May 2001.  Mr. Laverack is a managing director of J. H. Whitney & Co., which he joined in 1993, and managing partner of Laverack Capital Partners, LLC, which he founded in 2005. Mr. Laverack received his BA and MBA from Harvard University.

John C. Hockin became a member of Holdings’ board of directors in November 2002.  Mr. Hockin has been a Portfolio Manager (and co-founder) of Whitney Green River Fund, L.P. since November 2004.  Prior to that, he was an investment professional at J.H. Whitney & Co. since 1999.  Mr. Hockin received his BA from Yale and his MBA from the Stanford Business School.

Richard W. Orchard was appointed as a member of Holdings’ board of directors in October 2006. From November 2004 to September 2006, Mr. Orchard served as Chief Transition Officer for Sprint-Nextel where he managed all aspects of the $36 billion dollar merger between Sprint and Nextel. Prior to the Sprint-Nextel merger, he was with Nextel for over ten years, serving as Eastern Regional President and during his last four years as a Senior Vice President and Chief Service Officer. Prior to joining Nextel in 1994, Mr. Orchard spent over ten years with PacTel/Airtouch and five years with Motorola Communications. Mr. Orchard also currently serves on the board of directors of Peco II, a telecom power equipment manufacturer and National Safeplace, a nationwide outreach for at-risk kids. Mr. Orchard received a BA in Political Science from the University of California, Santa Barbara.

Paul V. Walsh, Jr. was elected as a member of Holdings’ board of directors in January 2009. Mr. Walsh currently serves as the Vice President and Chief Accounting Officer for Silicon Laboratories, a publicly traded technology company based in Austin, Texas.  Mr. Walsh joined Silicon Laboratories in January 2004 as Director of Finance, Worldwide Operations, and was appointed as the Corporate Controller in May 2005. In November 2006, Mr. Walsh was promoted to Vice President and Chief Accounting Officer. Prior to joining Silicon Laboratories, Mr. Walsh was Site Controller from February 2003 to January 2004 with PerkinElmer, a supplier to the health sciences and photonics markets. From 1992 to 2003, Mr. Walsh held various operational, finance and management roles at Teradyne and Analog Devices. Mr. Walsh is certifiable as a CPA and received his BS in Mechanical Engineering from the University of Maine, and an MBA from Boston University.

Michael L. Wilfley is the Chief Executive Officer, Chief Financial Officer, President and Treasurer of Holdings.  He was appointed as Chief Executive Officer and President of Holdings on September 14, 2009 and as Treasurer and a member of Holdings’ board of directors (filling the seat vacated by Roy H. Chestnutt) on September 17, 2009.  Mr. Wilfley was previously appointed Chief Financial Officer of Holdings in July 2000 and continues in that capacity with Holdings.  Mr. Wilfley has over 20 years experience as a chief financial officer, including ten years as a chief financial officer in the telecommunications industry.  Previously, from 1998 to 2000, Mr. Wilfley was the chief financial officer of Thrifty Call, Inc., a telecommunications company, where he was responsible for the capital markets and mergers and acquisitions efforts that led to Holdings’ eventual acquisition of Thrifty Call. Prior to working for Thrifty Call, from 1993 to 1997, Mr. Wilfley served as the chief financial officer for Littlefield Real Estate Co., a private investment company.  Mr. Wilfley serves on the board of directors of Littlefield Corporation, a public company listed on the over-the-counter bulletin board.  Mr. Wilfley is a certified public accountant and a graduate of The University of Texas at Austin, where he earned his BBA degree in Accounting.

Executive Officers

The following table sets forth the name and age of our executive officer, indicating all positions and offices with Holdings currently held by the named executive officer (1):

Name	Age	Position
Michael L. Wilfley	54	President, Chief Executive Officer, Chief Financial Officer, Treasurer and member of the board of directors
_______________________

(1)
Roy H. Chestnutt served as President and Chief Executive until September 2009, Walter K.L. “Scott” Ferguson, Jr. served as Chief Operating Officer until September 2009, Kay Stroman served as Vice President, Human Resources until September 2009 and Jared P. Benson served as Vice President, Enterprise and Wholesale Services until September 2009.

See above for the description of the background for Mr. Wilfley.

Contractual Provisions Relating to Holdings’ Board of Directors

Holdings is party to the Sixth Amended and Restated Investor Rights Agreement (the “Rights Agreement”) with holders of its Preferred Stock and certain holders of its Common Stock.  Under the Rights Agreement, each stockholder who is a party to such agreement agrees to vote all securities of Holdings over which such stockholder has voting control and to take all other necessary or desirable actions within its control so that the directors are selected in compliance with the following requirements. Robert Hughes, representing the Robert W. Hughes Charitable Remainder Trust No. 1, has the right to designate one member of the Board of Directors as designated by the common stockholders.  Up to five directors (the “Series A Directors”) are to be designated by the holders of the outstanding Series A Preferred Stock, two of whom may be designated by Centennial Fund VI, L.P., on behalf of itself and any of its affiliates or related funds that are Holdings’ stockholders (“Centennial”), two of whom may be designated by J. H. Whitney IV, L.P. and any of its affiliates that are Holdings’ stockholders (“Whitney”), and one of whom may be designated by the holders of a majority of the outstanding shares of Series A Preferred Stock.  One director is to be designated by the holders of a majority vote of the outstanding Series D Preferred Stock and Series E Preferred Stock, voting as a single class.  One director is to be the person serving as president or chief executive officer of Holdings.  One independent director is to be selected by the Nominating Committee and approved by the Board of Directors and the holders of a majority of Holdings’ Equity Securities (as defined in the Rights Agreement) who are parties to and identified as “Investors” in the Rights Agreement (the “Outside Director”).

The rights of Centennial and Whitney each to designate two Series A Directors are subject to each such entity continuing to maintain certain minimum percentages of ownership of Holdings stock.  If the requisite percentage fails to be maintained by either Centennial or Whitney, then such entity shall relinquish the right to designate one of its two Series A Directors and the holders of a majority of the shares of Series A Preferred Stock then outstanding shall have the right to designate such Series A Director.  Currently, Centennial and Whitney each maintain more than the requisite percentage and therefore continue to have the right to designate two Series A Directors.

The right of Centennial and Whitney each to designate one of the Series A Directors will terminate on the effective date of the registration statement pertaining to Holdings’ first firm commitment underwritten public offering with an offering price of at least $1.30 per share and gross proceeds to Holdings of at least $150,000,000.  However, if either of Centennial or Whitney has already relinquished the right to designate one director due to its failure to maintain the requisite percentage of ownership, then the right of the holders of Series A Preferred Stock to designate such Series A Director in place of Centennial or Whitney, as applicable, shall terminate upon such date.

The Board of Directors currently consists of seven members.  Messrs. Laverack and Hockin currently serve as the Series A Directors designated by Whitney.  Mr. Hull currently serves as one of the Series A Directors designated by Centennial.  Centennial has chosen to leave one of its designee Series A Director positions vacant, but has reserved its right to designate such Series A Director in the future.  Mr. Walsh currently holds a seat on the Board of Directors that is not required to be designated in accordance with the Rights Agreement.  Mr. Butler is the director designated by the holders of the outstanding Series D Preferred Stock and Series E Preferred Stock.  Mr. Wilfley is the Chief Executive Officer of Holdings.  Mr. Orchard currently serves as the Outside Director.

Pursuant to the Rights Agreement, to the extent that a holder of at least 15,000,000 shares of Preferred Stock of Holdings does not have a representative on the Board of Directors, such holder has the right to designate a non-voting observer to attend meetings of the Board of Directors.  The right of observers to attend meetings of the Board of Directors is subject to the right of the Board of Directors to exclude any observer from all or any portion of a meeting to the extent required to protect confidential information of Holdings or to preserve and protect the attorney-client privilege.

Director Independence

Our securities are not listed on any national securities exchange, and therefore, we are not required by any such exchange to have a majority of, or any, independent directors.  Although we have no formal written director independence standards, in February 2008, our board of directors analyzed the independence of all members of the board at that time and determined that all six members who are not officers of Holdings would be considered to be independent as that term is defined under the listing standards of the NASDAQ Global Select Market. We have also determined that all members of the audit committee met the additional independence requirements of the applicable SEC rules regarding audit committee membership, all members of the compensation committee and the nominating committee met the independence requirements of the NASDAQ Global Select Market and all members of the compensation committee are “outside directors” as defined in Section 162(m) of the Internal Revenue Code.  The relationships of (i) John C. Hockin and William Laverack, Jr. to the Whitney Funds, (ii) Duncan T. Butler, Jr. and David C. Hull, Jr. to the Centennial funds and (iii) Duncan T. Butler, Jr. to the Prime fund were considered in connection with these determinations.

Board Committees

Holdings’ board of directors has established and maintains an audit, compensation, nominating and finance committee.

Audit Committee. The audit committee, currently consisting of Messrs. Walsh, Hull and Orchard, all of whom are independent directors, is responsible for appointing the firm to serve as independent accountants to audit Holdings’ financial statements. The audit committee then discusses the scope and results of the audit with the independent accountants and reviews with the independent accountants and management Holdings’ interim and year-end operating results. In addition to these activities, the audit committee considers the adequacy of internal controls over financial reporting and disclosure controls and procedures.  The audit committee also oversees audit procedures and approves all audit and non-audit services to be performed by the independent accountants. Mr. Walsh serves as the Chairman of the audit committee and is the “audit committee financial expert” as defined by SEC rules. Prior to the end of his term in January 2009, Mr. Schmeltekopf served as the Chairman of the audit committee and was the “audit committee financial expert” as defined by SEC rules.  The committee charter is included as exhibit 99.1 in this annual report.

Compensation Committee. The compensation committee oversees the establishment of the compensation policies applicable to Holdings and administered Holdings’ stock option plan prior to its termination in February 2010. The compensation committee currently consists of Messrs. Butler, Hull and Laverack and Mr. Butler serves as Chairman of the compensation committee. The committee charter is included as exhibit 99.2 in this annual report.

Although no formal written policies and procedures are in place other than the compensation committee charter, the compensation committee is responsible, among other things, for:

•	establishing the salary scale of officers and employees;

•	examining periodically the compensation structure;

•	monitoring the health and welfare benefit and compensation plans;

•	determining the Annual Cash Incentive Plan; and

•	approval of equity incentive awards.

The compensation committee has the sole authority to discharge its responsibilities, including, requesting appropriate funding from Holdings to compensate any advisor retained by the compensation committee. The compensation committee may delegate all or a portion of its duties and responsibilities to a board of director subcommittee. Additionally, the compensation committee may direct management to assist the committee in any of its duties. The compensation committee has not engaged any compensation consultants in setting executive compensation.

Nominating Committee. The nominating committee recommends individuals to serve on the board of directors and is responsible for, among other things, reviewing at least annually that the Board and each of its committees meet the requirements for independence, expertise or otherwise imposed by the SEC. The nominating committee currently consists of Messrs. Hull, Laverack and Orchard and Mr. Laverack serves as chairman of the nominating committee. The nominating committee does not have a policy with regard to the consideration of any director candidates recommended by security holders because that process is governed by the terms of the investor rights agreement described above under “Contractual Provisions Relating to Holdings’ Board of Directors.”

Finance Committee. The finance committee makes recommendations to the board of directors regarding plans for expenditures by Holdings. The finance committee also recommends an annual budget to the board of directors, advises the board of directors regarding the need for financing and makes recommendations regarding the terms of such financing and asset management in connection with the raising of funds. The finance committee currently consists of Messrs. Butler, Laverack and Walsh and Mr. Butler serves as chairman of the finance committee.  Mr. Schmeltekopf served as a member of the finance committee until the end of his term in January 2009.

Compensation Committee Interlocks and Insider Participation

No member of the compensation committee was at any time during 2009 an officer or employee of Holdings and no member had any relationship with Holdings requiring disclosure as a related-party transaction in the section entitled “Certain Relationships and Related Transactions, and Director Independence.” No executive officer of Holdings has served on the board of directors or compensation committee of any other entity that has or has had one or more executive officers who served as a member of our board of directors or the compensation committee of our board of directors during 2009.

Code of Ethics

We have adopted a code of ethics that applies to all of our employees including our executives, chief executive officer and chief financial officer. Refer to exhibit 99.3 in this annual report.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

As a result of the recapitalization transactions, the only officers of Holdings are Michael L. Wilfley and W.K.L. “Scott” Ferguson and Holdings has no employees.  Therefore, subsequent to the transactions contemplated by the Recapitalization Agreement, Holdings no longer has any compensatory requirements.

Additionally, in connection with the closing of the transactions contemplated by the Recapitalization Agreement, Holdings cancelled all outstanding options to purchase 33,370,422 shares of common stock and options to purchase 21,300,000 shares of Series H preferred stock.  As a result, after October 9, 2009, we had no outstanding options to purchase any equity of Holdings.

Prior to the transactions contemplated by the Recapitalization Agreement:

We provided a total compensation program that we believed would be perceived by both our employees and our stockholders as fair and equitable. In addition to conducting analyses of market pay levels and considering individual circumstances related to each executive officer, we also considered the pay of each executive officer relative to our other executive officers and with respect to the role and responsibilities of the position held. We designed the total compensation program to be consistent for our executive management team and, primarily, without regard to level of employment.

The purpose of our compensation program was to reward and sustain desired individual performance that translated into desired organizational performance and to attract, retain, and motivate executive officers and other senior management with the quality and profile required to successfully lead Holdings and Grande Operating. This Compensation Discussion and Analysis explains our compensation philosophy and objectives, compensation policies and practices, and elements of our compensation program with respect to our chief executive officer, chief financial officer, and the other three most highly compensated executive officers, collectively referred to as the named executive officers (“NEOs”).  The group of employees considered executive officers for purposes of determining the NEOs for Holdings and Grande Operating is defined as our president and chief executive officer, our chief financial officer, and any other officer who performed a policy making function for Holdings and Grande Operating.

Compensation Philosophy and Objectives

Holdings’ and Grande Operating’s compensation philosophy was to provide an attractive, flexible, and market competitive total compensation program tied to performance and aligned with stockholder interests. We believed that total compensation included everything the employee perceived to be of value resulting from the employment relationship and that would motivate the employee to perform.

We considered the following objectives in setting the compensation components for our executive officers:

•	design competitive total compensation and rewards programs to enhance our ability to attract and retain experienced executives, whose knowledge, skills and performance were critical to our success;

•	set compensation and incentive levels that were competitive with our peer group, as described below;

•	drive and reward performance that supported financial and strategic goals;

•	provide a significant percentage of total compensation that was “at-risk”, or variable, based on predetermined performance criteria;

•	aligned the interests of our executive officers and stockholders by motivating executive officers to increase stockholder value through equity or equity based incentives;

•	ensured fairness among the executive management team; and

•	fostered a shared commitment among executives by coordinating Holdings and Grande Operating, their team and individual goals.

In establishing compensation within the framework of the above objectives, the Compensation Committee considered:

•	whether the performance targets underlying cash incentive awards were achieved and the difficulty in achieving such targets given current and expected economic conditions;

•	whether benefits would be realized under stock options or other equity awards given current and expected economic conditions; and

•	the projections for distributions that could have occurred in the next several years under our compensation plans.

In addition, we reviewed the compensation practices and market data of companies with revenue and company size similar to ours both within our industry and as applicable to general industry groups, which we refer to as our “peer group”. We chose to benchmark our compensation against our peer group to ensure internal equity and consistency with external market practices. To identify our peer group, we participated in salary surveys from time to time to gain access to various survey data. We utilized two different compensation analysis tools to assist us in this process for our executive positions: The Thobe Group survey and Salary.com’s Executive Compensation Database.

The Thobe Group survey is a national telecom industry specific survey tool. Companies who participated in this survey included:

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

The comparative peer group data was used to help establish and determine fair and equitable base salary adjustments each year when budgeting for merit increases and other salary adjustments, as necessary.  The peer group comparison was taken into consideration along with individual and company performance to determine the final merit and/or other salary adjustment, if any.   Although the peer group data was used to determine base pay and other changes as defined above, ultimately discretion was used by the compensation committee and the Company’s then chief executive officer for the final determination of a salary change, based on the benchmark data, company and individual performance.  The peer group benchmarks chosen for consideration were those relative to our industry and size, and were primarily used for base pay considerations, but also served to assess the continued competitiveness of the NEOs’ total cash compensation package.

Executive Compensation Policies and Practices

Our compensation committee, which is composed of three non-management independent directors, oversaw the establishment and the administration of the compensation policies applicable to our NEOs and administered our stock incentive plan. Prior to the transactions contemplated by the Recapitalization Agreement, annually, the compensation committee reviewed recommendations and approved base pay changes and bonus distributions for Holdings’ and Grande Operating’s then chief executive officer.  Benchmark data, as well as individual and company performance was taken into consideration at that time.  Additionally, the compensation committee reviewed base pay changes and bonus distribution recommendations made by Holdings’ and Grande Operating’s then chief executive officer for the other NEO’s, when it was outside the scope of the NEO’s employment agreement, where applicable (not all NEO’s had an employment agreement).  For NEO’s who had written contracts, any changes or amendments to the agreement would be ratified by the compensation committee.  For more information on our compensation committee, including information on the scope of its authority, please see Item 10. “Directors, Executive Officers and Corporate Governance—Board Committees” above. The compensation committee had adopted the material policies described below related to executive compensation, as was documented in the total compensation program for all employees, that provided consistency in the application of compensation across all grades levels and helped maintain internal and external equity. These policies and practices were periodically evaluated for effectiveness by management through benchmark survey participation and data analysis, employee retention results and internal survey findings and such policies and practices were reviewed by the compensation committee on an annual basis.

Allocation between cash and non-cash compensation. Historically, it had been our policy to allocate all short-term NEO compensation in the form of cash and all long-term compensation in the form of option awards to purchase our common stock and Series H preferred stock to provide a long-term retention incentive. However, during 2008 and 2009, no stock options were granted to any NEO and since 2008, we ceased issuing common stock option grants to all employees until management and the compensation committee could perform further analysis on the ability of the equity based incentive program to meet our compensation program objectives.  During 2009, the potential compensation that could have been paid consisted of base pay and annual cash incentive compensation pursuant to our cash incentive plan. However, no discretionary bonus or award under the cash incentive plan was paid during 2009. As noted below under the “Summary Compensation Table,” bonuses were paid in 2009 that related to the transactions contemplated by the Recapitalization Agreement.

Health and Welfare Programs. It was our policy that there would be no material difference in the health and welfare benefit offerings made to our executive officers and those that were offered to all employees.

Elements of Executive Compensation

Historically, we provided what we believed was a competitive total compensation package to our NEOs through a combination of base salary, an annual cash incentive plan, an equity incentive plan and broad-based benefits programs. During the third quarter of 2008, we ceased issuing common stock option grants to all employees until management and the compensation committee could perform further analysis on the ability of the equity based incentive program to meet our compensation program objectives.  Additionally, effective in 2009, we suspended certain elements of compensation applicable to all employees as part of a company wide cost reduction initiative.

Overall, our compensation programs were designed to be consistent with the philosophy and objectives set forth above. The basic elements of our compensation programs are summarized in the table below, followed by a more detailed discussion of each component of total compensation.

Element	Characteristics	Objectives
Base salary	Fixed annual cash compensation; all members of management were eligible for periodic increases in base salary based on performance; targeted at or around the median market base salary level.
Kept our base compensation competitive with our peer group for skills and experience necessary to meet the requirements of the employee’s role and enhanced our ability to attract and retain executive talent critical to the success of the business.

Element	Characteristics	Objectives
Annual cash incentive plan
Performance-based annual cash incentive earned based on Grande Operating’s and individual’s performance against target performance level; incentive pay out percent was targeted at the median market incentive level for our peer group.

Motivated and rewarded for the achievement and over-performance of our critical financial and strategic goals. Amounts earned for achievement of target performance levels were based on our annual budget and were designed to provide a market-competitive pay package at median performance; potential for lesser or greater amounts was intended to motivate participants to exceed our financial performance goals and to not reward if performance goals were not met.

Equity incentive plans (stock options)	Long-term equity incentive awards, which had value only to the extent Grande Operating’s value increased over time with consideration given to competitive practices with our peer group.
Aligned interest of management with stockholders; motivated and rewarded management to increase the stockholder value over the long term. Vesting was based on continued employment would facilitate retention; amount realized from exercise of stock options rewards increased stockholder value; and provided change in control protection for executive options.

Health & welfare benefits	Fixed component. The same health & welfare benefits (medical, dental, vision, disability insurance and life insurance) were available for all full-time employees.	Provided benefits to meet the health and welfare needs of employees and their families.

Retirement savings opportunity (401(k) Plan)
Tax-deferred plan in which all employees could choose to defer up to 100% of compensation for retirement, subject to annual statutory limitations. We provided matching contributions comparable to peer companies.

Provided employees the opportunity to save for their retirement. Account balances were affected by continued contributions, Grande Operating’s matching contributions and investment choices made by the employee.

All pay elements were cash-based except for the equity incentive program, which was an equity-based (stock options) award. In addition to the objectives and other matters discussed above, we considered market pay practices and practices of our peer group in determining the amounts to be paid, what components should be paid in cash versus equity, and how much of a NEO’s compensation should be short-term versus long-term. Our goal was to be at or around the 50th percentile of our peer group for cash compensation. All benchmark goals were discretionary.

Our executive officers, including the NEOs, were assigned to pay grades, determined by comparing position-specific roles and responsibilities with the market pay data and our internal structure. Each pay grade had a base salary range with corresponding cash and equity incentive award opportunities. We believed this was the most transparent and flexible approach to achieve the objectives of our executive compensation program.

With respect to new executive officers, we took into account their prior base salary and annual cash incentive, as well as the contribution expected to be made by the new executive officer, our business needs and the role of the executive officer. As with all of our employees, we believed that our executive officers should be fairly compensated, which we believed included the 50th percentile of our peer group.

There were no differences in how targets were set or the compensation philosophy and objectives among the NEOs.  The elements of the compensation package were only different among the NEOs, including the then chief executive officer, based on the existence of an individual employment agreement for certain NEOs.   The primary difference between NEOs with an employment agreement and those without an employment agreement was the severance benefit guarantee and the level of benefit within the specific compensation element (i.e. cash incentive percentage).   Additionally, the level of approval required for compensation changes was different for the then chief executive officer, which required approval by the board of directors for salary increases, and other NEOs, which salary increases were determined by the then chief executive officer.

The decision to award changes in one element, for instance, base salary, did not affect any changes that may have been made in another, for instance stock option incentives.  Awarding a base salary increase and equity incentives were the most likely scenario where one decision would impact the other, however, that was not the case.  Health and welfare plans and 401(k) matching were administered evenly to all employees, without regard to level.

Base Salary

We reviewed salary ranges and individual salaries for all employees, including our NEOs, on an annual basis. We reviewed the base salary for each executive officer based on consideration of median pay levels of our peer group and internal factors such as the individual’s performance and experience, the position’s scope and responsibilities, the pay of other officers and retention needs.

We considered market median pay levels (the 50th percentile) among individuals in comparable positions with transferable skills within our peer group as described above.

We also considered the following when establishing or adjusting the base salary of any executive officer:

•	our business need for the executive officer’s skills;

•	the contributions that the executive officer had made or we believed would make to our success;

•	the transferability of the executive officer’s managerial skills to other potential employers;

•	the relevance of the executive officer’s experience to other potential employers, particularly in the telecommunications industry; and

•	the readiness of the executive officer to assume a more significant role with another potential employer.

We believed a competitive base salary was necessary to attract and retain an executive management team with the appropriate abilities and experience required to lead us. Specifically, we targeted the market median (50th percentile) of our peer group base salary for base and total compensation as well as considered individual performance and experience, in order to ensure that each executive was appropriately compensated. The 50th percentile was determined by assessing market competitive compensation data as described above.

The base salaries earned by our NEOs are set forth below in the Summary Compensation Table. In 2008 and 2009, there were no adjustments made to our NEOs’ compensation based only on company performance and budgetary constraints. Review of current market pay levels benchmarked in the published surveys described above, individual performance of the NEO, the role and responsibilities of the NEO and the relationship of the NEO’s base salary to the base salary of our other executives was not considered in 2008 or 2009 when making the decision to not make any base pay adjustments.

Annual Cash Incentive Plan

During 2009, no Cash Incentive Plan was established based only on company performance and budgetary constraints. As noted below under the “Summary Compensation Table,” bonuses were paid in 2009 that related to the transactions contemplated by the Recapitalization Agreement.

Equity Incentive Plans (Stock Options)

In connection with the closing of the transactions contemplated by the Recapitalization Agreement, Holdings cancelled all outstanding options to purchase 33,370,422 shares of common stock and options to purchase 21,300,000 shares of Series H preferred stock.  As a result, after October 9, 2009, we had no outstanding options to purchase any equity of Holdings.

Historically, we offered equity incentive awards to create a long-term incentive and to reward the performance of our employees, including our NEOs, which improves Holdings’ and Grande Operating’s performance and increases stockholder value, thereby strengthening the mutual interests between NEOs and stockholders. By providing equity awards to our NEOs, they are not only rewarded for past performance but also have a long-term incentive to continue to promote Holdings’ and Grande Operating’s success. During the third quarter of 2008, we ceased issuing common stock option grants to all employees until management and the compensation committee could perform further analysis on the ability of the equity based incentive program to meet our compensation program objectives.

In the past, we utilized stock options as the form of our equity incentives. We believed that stock options aligned employee incentives with the interests of our stockholders because options had value only if the value of our stock increased over time. The compensation committee had made discretionary stock option grants to NEOs as recommended by the chief executive officer, based on a number of factors including each NEO’s individual performance; the importance of the individual’s talent and knowledge to the future success of Holdings and Grande Operating; and overall contribution to Holdings and Grande Operating’s success. The compensation committee also had granted equity awards to newly hired executive officers as a way of promoting long-term investment in Holdings as the stock awards were earned over a period of time. Typically, the size of grants were set at a level that was deemed appropriate to create a meaningful opportunity for stock ownership based upon the NEO’s performance, position, potential for future responsibility and promotion, and overall expected contribution to Holdings’ and Grande Operating’s success. The compensation committee also considered other factors in determining the size of the grant such as the amount of unvested options held by the individual from prior grants, the length of time that the employee had been employed, the amount of other compensation earned by the NEO and the size of option grants held by other executive officers in comparable roles. The relative weight given to each of these factors varied from individual to individual. Peer group practices played a minimal role in the determination of individual awards.  We believed that equity awards were one component of an overall compensation package that was competitive with our peer group. However, the amounts of the awards were determined by internal factors only, such as performance and equity as compared to other executives.

Historically, stock option grants were triggered by new hire and at the time of internal promotion to a higher grade level associated with an increased grant award or at the discretion of the compensation committee for reward or retention purposes. All new hires were assigned a stock option grant amount based on their grade level at the time of hire. New hire stock option awards as well as stock option awards associated with an internal promotion were subject to board approval. The grant dates associated with all option grants was the date the option awards were approved by the board.

2000 Stock Incentive Plan

On October 25, 2006, the board of directors of Holdings approved and adopted the Grande Communications Holdings, Inc. Second Amended and Restated 2000 Stock Incentive Plan (the “2000 Stock Incentive Plan” or the “Plan”). The stockholders approved the 2000 Stock Incentive Plan at the annual stockholders meeting on December 6, 2006.

In connection with the closing of the transactions contemplated by the Recapitalization Agreement, Holdings cancelled all outstanding options under the 2000 Stock Incentive Plan and the Plan terminated on February 24, 2010.

Health and Welfare Benefits Plan

We provided a competitive benefits package to all full-time employees, which included health and welfare benefits, such as medical, dental, vision care, disability insurance, life insurance benefits, and a 401(k) savings plan (see below). We had no structured executive perquisite benefits (e.g., club memberships or company vehicles) for any executive officer, including the NEOs, and we did not provide any deferred compensation programs or supplemental pensions to any executive officer, including the NEOs.

Retirement Savings Opportunity (401(k) Plan )

We maintained a 401(k) retirement and savings plan for all of our employees. The 401(k) plan was intended to qualify under section 401(k) of the Internal Revenue Code, so that contributions and the income earned on those contributions were not taxable to our employees until they make withdrawals from the plan. Subject to statutory limits, participants in the 401(k) plan could elect to contribute up to 100% of their current compensation. All of the contributions to the 401(k) plan made by our employees were fully vested at all times. Employees earned vesting credits for these matching contribution based upon years of service at a rate of 33% per year, for the first three years of service. Benefits under the 401(k) plan were paid upon a participant’s retirement, death, disability or termination of employment, and were based on the amount of a participant’s contributions plus vested employer contributions, as adjusted for gains, losses and earnings. The 401(k) plan was comparable in all area of plan design to companies within our peer group.

Effective January 2009, we suspended matching employees’ contributions to the 401(k) plan, applicable to all employees, as part of a company wide cost reduction initiative.

Pension Benefits

We did not have any plan that provided for payments or other benefits at, following, or in connection with, retirement.

Non-Qualified Deferred Compensation

We did not have any plan that provided for the deferral of compensation on a basis that is not tax-qualified.

Policy on Recovery of Compensation

Our chief executive officer and chief financial officer were required to repay certain bonuses and equity-based compensation they received if we were required to restate our financial statements as a result of misconduct, as required by Section 304 of the Sarbanes-Oxley Act of 2002.

Compensation Committee Report

The compensation committee has reviewed and discussed the Compensation Discussion and Analysis with management. Based upon such review, the related discussions and such other matters deemed relevant and appropriate by the compensation committee, the compensation committee has recommended to the board of directors that the Compensation Discussion and Analysis be included in Holdings’ Annual Report on Form 10-K.

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

Name and Principal Position	Year	Salary	Bonus (1)	Option Awards (2)	All Other Compensation (3)	Total
Michael Wilfley	2009	$168,269	$112,500	$—	$268,022	$548,791
President, Chief Executive Officer, Chief Financial Officer and Treasurer	2008	250,000	—	—	7,961	257,961
	2007	243,302	26,763	16,000	7,651	293,716

Roy H. Chestnutt (4)	2009	270,769	112,500	—	419,653	802,922
Formerly: President and Chief Executive Officer	2008	400,000	88,000	—	12,111	500,111
	2007	391,346	88,000	—	11,859	491,205

Walter K.L. “Scott” Ferguson, Jr. (4)	2009	141,238	225,000	—	—	366,238
Formerly: Chief Operating Officer	2008	209,840	—	—	11,239	221,079
	2007	208,195	22,901	16,000	10,367	257,463

Jared P. Benson (4)	2009	156,574	62,500	—	—	219,074
Formerly: Vice President, Enterprise and Wholesale Services	2008	202,682	—	—	11,024	213,706
	2007	213,000	—	—	11,311	224,311
_______________________

(1)
Bonuses awarded during 2009 relate to the transactions contemplated by the Recapitalization Agreement. The 2008 bonus includes an accrued discretionary bonus for Mr. Chestnutt, which was paid by Grande Operating in January 2008 but was related to the fiscal year 2007. No discretionary bonus was awarded or accrued during fiscal year 2008. Bonuses to all other NEOs during 2007 were discretionary bonuses awarded by the board of directors and paid in 2007.

(2)
Compensation cost for all option awards was based on the estimated grant-date fair value. Amounts reflected in this column is the total compensation cost at the grant date, which is amortized to compensation expense on a straight-line basis over the vesting period of the underlying stock option grants. See footnote No. 9, “Stockholder’s Equity” in the Notes to our Consolidated Financial Statements included in this annual report on Form 10-K for the valuation assumptions used in determining the fair value of option grants.

(3)
All Other Compensation includes severance, car allowance and 401(k) employer match. Effective in 2009, we suspended the car allowance for most employees, including the NEOs, as well as the 401(k) match, applicable to all employees of Grande Operating, as part of a company wide cost reduction initiative. The following table presents the incremental cost of the components of All Other Compensation for the NEOs.

	Year	Other Annual Compensation
		Michael L. Wilfley	Roy H. Chestnutt	Walter K.L. “Scott” Ferguson, Jr.	Jared P. Benson
Car Allowance	2009	$—	$—	$—	$—
401(k) match	2009	—	—	—	—
Severance	2009	268,022	419,653	—	—
Total Other Compensation	2009	$268,022	$419,653	$—	$—

Car Allowance	2008	$4,800	$4,800	$4,800	$4,800
401(k) match	2008	3,161	7,311	6,439	6,224
Total Other Compensation	2008	$7,961	$12,111	$11,239	$11,024

Car Allowance	2007	$4,800	$4,800	$4,800	$4,800
401(k) match	2007	2,851	7,059	5,567	4,693
Total Other Compensation	2007	$7,651	$11,859	$10,367	$9,493

(4)
As a result of the transactions contemplated by the Recapitalization Agreement, Messrs. Wilfley, and Chestnutt’s positions were eliminated and their separation from Grande Operating occurred in September and November 2009, respectively.  Messrs. Ferguson and Benson both resigned as officers of Holdings and Grande Operating but have continued their employment with Grande Operating through a transition period. The liability for payment of severance pursuant to the individual separation agreements was assumed by Grande Operating.  Messrs. Wilfley, Chestnutt and Ferguson will receive severance in the form of the continuation of their current base salary (i.e., $250,000, $400,000 and $209,840, respectively) payable over the approximately 12-month period following the separation date, in 26 equal semi-monthly installments, less withholdings. The individual separation agreements further provide for a lump sum payment to Messrs. Wilfley, Chestnutt and Ferguson in an amount equal to their cost of continuing the medical insurance coverage for them and their eligible dependents under COBRA for the 12-month period following the separation date (i.e. approximately $18,000, $20,000, and 16,000,respectively), less withholdings.  Mr. Benson did not have an employment agreement with Grande Operating; therefore, his severance will be the responsibility of Grande Operating and will be determined by them upon his separation from Grande Operating.

Grants of Plan-Based Awards

There were no grants of plan-based awards during the year ended December 31, 2009.

Outstanding Equity Awards at Fiscal Year End

In connection with the closing of the transactions contemplated by the Recapitalization Agreement, Holdings cancelled all outstanding options to purchase 33,370,422 shares of common stock and options to purchase 21,300,000 shares of Series H preferred stock.  As a result, as of December 31, 2009, we had no outstanding options to purchase any equity of Holdings.

Option Exercises

There were no options exercised by any of the NEOs during the year ended December 31, 2009.

Compensation of Directors

Compensation of directors is the responsibility of the compensation committee of the board of directors. There are no formal standard compensation arrangements for directors that have been adopted by Holdings or the board of directors. Certain directors are compensated with cash for their contributions to the oversight of Holdings.

The following table sets forth the compensation paid to our directors in 2009. The directors named are the only directors who received compensation during 2009.

Name	Year	Fees Earned or Paid in Cash (1)
Richard W. Orchard	2009	$35,000
Paul V. Walsh, Jr.	2009	33,965
______________

(1)
Messrs. Orchard and Walsh receive monthly compensation of $2,917 for their services as directors. Directors are reimbursed for their reasonable out-of-pocket expenses incurred in attending meetings. Other directors do not receive cash compensation for serving on the board of directors or any of its committees.

Grant of Plan Based Awards to Directors

No options were granted to board members during the year ended December 31, 2009.

Directors Outstanding Equity Awards at Year End

As of December 31, 2009, we had no outstanding options to purchase any equity of Holdings.

Employment Agreements, Severance Benefits and Change in Control Provisions

As of December 31, 2009, Holdings had no employment agreements, severance benefits or change in control provisions.

Severance Benefits, Change in Control Provisions and Employment Agreements

Severance Benefits

Severance Practices: Our severance policy for reductions in force or job elimination relating to our employees at a job grade defined as vice president and above, stated that when determining the number of weeks that will be paid severance, subject to certain restrictive covenants described below, past precedent shall apply where service to Grande Operating is greater than 1 year, not to exceed twelve months, except for severance contemplated in the employment agreements described below. Severance payments were generally payable on a bi-weekly basis in equal installments over the severance period.

Restrictive Covenants: In order to be eligible for severance benefits, all executives (including the NEOs) were required to enter into a Separation Agreement and Full and Final Release of Claims in a form satisfactory to Grande Operating that included certain restrictive covenants regarding, among other things, the following:

•	Confidentiality of information;

•	Continued adherence to company policies;

•	Noncompete covenants;

•	Nonsolicitation of customers; and

•	Other reasonable restrictions.

Death or Total Disability: Employment with Grande Operating terminated upon death or total disability of the NEO. After such termination, Grande Operating had no obligation or liability other than payment of earned compensation to the NEO, or the NEO’s estate, the amount of base salary accrued but unpaid at the date of death or total disability, as the case may have been.

Change in Control Provisions

Reorganization, Sale of Assets or Sale of Stock which Involves a Change of Control. Except as provided by the board of directors pursuant to the authority described below or expressly provided in the stock option agreement, upon the occurrence of a change of control, as described below, all common and Series H Preferred stock options outstanding became immediately vested.

Unless otherwise expressly provided in the individual’s stock option agreement, the board of directors could, in its sole discretion, deliver a written notice canceling the unexercised vested portion (including the portion which becomes vested by reason of acceleration). If the common and Series H Preferred stock options outstanding were not canceled, express provision could have been made in writing in connection with such change of control for the assumption or continuation of the common and Series H Preferred stock options outstanding, or for the substitution for such options of new options covering the stock of a successor entity, or a parent or subsidiary thereof, with appropriate adjustments as to the number and kinds of shares and exercise prices, in which event the 2000 Stock Incentive Plan and options theretofore granted shall continue in the manner and under the terms so provided and no acceleration shall occur.

In connection with the closing of the transactions contemplated by the Recapitalization Agreement and in accordance with these change in control provisions, Holdings cancelled all outstanding options under the 2000 Stock Incentive Plan and the Plan terminated on February 24, 2010.

Employment Agreements and Payments upon Termination or Change in Control

Roy H. Chestnutt entered an employment agreement (the “Chestnutt Agreement”) with Grande Communications Networks, Inc. (“Networks”) on December 31, 2005 with an effective date of January 26, 2006. Pursuant to the terms of the Chestnutt Agreement, in connection with the closing of the recapitalization transactions and Mr. Chestnutt’s resignation, Mr. Chestnutt is entitled to $400,000, less withholding and other required adjustments, which represents twelve months of Mr. Chestnutt’s base salary, to be paid in twelve equal installments, which liability was assumed by Grande Operating on September 14, 2009 upon the closing of the recapitalization transactions.  In addition, Grande Operating will continue Mr. Chestnutt’s current insurance and health care coverage until the first anniversary of the date of his termination, provided that Grande Operating may cease providing such insurance and health care coverage at an earlier date if Mr. Chestnutt receives equivalent benefits from his next full time employer. To the extent this severance pay exceeds certain amounts, as set forth in applicable Treasury Regulations, the excess amount of severance pay will not begin sooner than six months following the employment termination date.

Michael Wilfley entered into an Employment Agreement (the “Wilfley Agreement”) with Networks on June 28, 2006.  Pursuant to the terms of the Wilfley Agreement, in connection with the termination of his employment by Grande Operating on November 6, 2009, Mr. Wilfley is entitled to $250,000, less withholding and other required adjustments, which represents his current bi-weekly base salary multiplied by 26, to be paid in equal bi-weekly installments over 52 weeks, which liability was assumed by Grande Operating on September 14, 2009 upon the closing of the recapitalization transactions.  In addition, Grande Operating will continue Mr. Wilfley’s current insurance and health care coverage until the first anniversary of the date of his termination. To the extent this severance pay exceeds certain amounts, as set forth in applicable Treasury Regulations, the excess amount of severance pay will not begin sooner than six months following the employment termination date.

Walter K.L. “Scott” Ferguson, Jr. entered into an Employment Agreement (the “Ferguson Agreement”) with Networks on June 28, 2006.  Pursuant to the terms of the Ferguson Agreement, in connection with the termination of his employment by Grande Operating, Mr. Ferguson is entitled to $209,840, less withholding and other required adjustments, which represents his current bi-weekly base salary multiplied by 26, to be paid in equal bi-weekly installments over 52 weeks, which liability was assumed by Grande Operating on September 14, 2009 upon the closing of the recapitalization transactions.  In addition, Grande Operating will continue Mr. Ferguson’s current insurance and health care coverage until the first anniversary of the date of his termination. To the extent this severance pay exceeds certain amounts, as set forth in applicable Treasury Regulations, the excess amount of severance pay will not begin sooner than six months following the employment termination date.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Our outstanding voting securities consist of our common stock and seven series of preferred stock, Series A through Series G. Stockholders are entitled to one vote for each share of common stock held or issuable upon conversion of preferred stock. Except as otherwise provided in Rio Holdings, Inc.’s articles of incorporation or as required under Nevada law, the holders of the preferred stock are entitled to vote on an as-converted basis with the holders of our common stock as a single class on all matters presented for a vote to the holders of our common stock.

As of March 31, 2010, our outstanding capital stock consisted of 12,104,072 shares of common stock, 227,617,838 shares of Series A preferred stock, 20,833,333 shares of Series B preferred stock, 16,799,694 shares of Series C preferred stock, 109,401,335 shares of Series D preferred stock, 7,797,329 shares of Series E preferred stock, 11,423,177 shares of Series F preferred stock and 34,615,330 shares of Series G preferred stock. The total number of votes that could have been cast as of such date equaled 440,592,108. Holdings has authorized 30,000,000 shares of Series H Preferred Stock, of which no shares are issued or outstanding.   As of March 31, 2010, there were 152,107,016 outstanding warrants to purchase common stock, all exercisable as of such date at a weighted average exercise price of $0.01.

Principal Stockholders

The following table presents, as of March 31, 2010, information based upon our records and, to the extent described in the footnotes following the table, disclosures provided by representatives of the applicable holders, regarding each person known to us to be the beneficial owner of more than 5% of any class of our voting stock:

	Common Stock		Preferred Stock
Name (1)	Number of Shares Beneficially Owned	Beneficial Ownership Percentage (2)	Number of Shares Beneficially Owned	Beneficial Ownership Percentage (2)	Total Voting Power (3)
Whitney & Co. affiliated funds (the “Whitney Funds”)(4)	105,660,232	89.72%	72,178,132	16.84%	22.29%
Centennial Holdings VI, LLC (5)	79,920,563	86.85%	53,564,579	12.50%	17.12%
Centennial Holdings V, L.P. (5)	20,101,025	62.42%	13,472,165	3.14%	4.48%
Centennial Holdings I, LLC (5)	1,507,853	11.08%	1,010,597	*	*
Austin Ventures VII, L.P. (6)	30,996,152	71.92%	23,570,796	5.50%	6.92%
HarbourVest Partners VI-Direct Fund, L.P. (7)	30,652,654	71.69%	23,309,586	5.44%	6.84%
Alta Communications (8)	30,650,514	71.69%	23,309,158	5.44%	6.84%
CIBC (9)	28,244,166	70.00%	21,478,074	5.01%	6.31%
Trinity Ventures (10)	22,989,490	65.51%	17,482,190	4.08%	5.15%
Reliant Energy Broadband, Inc. (11)	22,368,560	64.89%	22,368,560	5.22%	5.08%
Nautic Funds (12)	22,087,122	64.60%	22,087,122	5.15%	5.01%
BancBoston Ventures, Inc. (13)	20,581,010	62.97%	15,650,678	3.65%	4.62%
Prime VIII, L.P. (14)	17,891,342	59.65%	12,740,246	2.97%	4.01%
Lightspeed (15)	15,326,320	55.87%	11,654,792	2.72%	3.45%
Opus Capital (16)	15,326,308	55.87%	11,654,788	2.72%	3.45%
Knology (17)	14,237,464	55.10%	10,446,556	2.44%	3.21%
Kinetic Ventures (18)	12,872,952	51.54%	9,789,144	2.28%	2.90%
Toronto Dominion Investments, Inc. (19)	10,736,909	47.01%	10,736,909	2.51%	2.44%
GPSF Securities Inc. (20)	9,200,806	43.19%	6,996,686	1.63%	2.08%
PNC Equity (21)	8,404,687	40.98%	6,391,287	1.49%	1.90%
Private Equity Investment Fund IV, L.P. (22)	8,084,586	40.05%	6,147,866	1.43%	1.83%
Norwest Equity Partners VII, L.P. (23)	5,254,681	30.27%	3,995,885	*	1.19%
Morgan Stanley Dean Witter (24)	5,000,000	29.23%	5,000,000	1.17%	1.13%
South Atlantic Private Equity Funds (25)	4,718,745	28.05%	943,749	*	1.06%
Dupont/Conoco Private Market Group Trust (26)	4,463,039	26.94%	4,463,039	1.04%	1.01%
William E. Morrow (27)	2,909,431	23.92%	45,119	*	*
Boeing Co. Employee Retirement Plans Master Trust (28)	2,231,519	15.57%	2,231,519	*	*
Jerry L. James (29)	1,844,250	15.18%	33,650	*	*
Tipton Ross (30)	1,682,002	13.16%	514,822	*	*
James M. Hoak, Jr. (31)	1,730,551	12.51%	1,358,751	*	*
HC Crown Corporation (32)	1,338,911	9.96%	1,338,911	*	*
Martha E. Smiley (33)	1,201,575	9.77%	145,683	*	*
Robert W. Hughes (34)	1,120,059	8.53%	775,699	*	*
John M. Saenz (35)	1,100,000	8.87%	300,000	*	*
Citicorp North America, Inc. (36)	892,608	6.87%	892,608	*	*
SKA Management, Inc. (37)	750,000	6.20%	—	—	*
Joe C. Ross (38)	735,685	6.06%	27,137	*	*
______________

*	Less than 1%.

(1)	The address of all principal stockholders is c/o Rio Holdings, Inc., 600 Congress Ave., Ste. 200, Austin, Texas 78701.

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

(4)	Includes the following shares:

	Series A Shares	Series C Shares	Series D Shares	Series E Shares	Series F Shares	Series G Shares	Common Stock Warrants
J.H. Whitney IV, L.P.	32,000,000	1,315,178	13,078,716	1,199,067	1,489,837	6,438,869	25,755,476
J.H. Whitney III, L.P.	—	—	12,775,028	1,171,224	436,569	1,886,793	7,547,172
Whitney Strategic Partners III, L.P.	—	—	303,687	27,842	10,459	44,863	179,452

(5)	Based upon our records and information provided by representatives of the various Centennial Ventures funds:

The following shares are beneficially owned by Centennial Holdings VI, LLC:

	Series A Shares	Series C Shares	Series D Shares	Series E Shares	Series F Shares	Series G Shares	Common Stock Warrants
Centennial Fund VI, L.P.	26,391,856	1,426,107	12,163,206	1,115,132	1,213,042	5,934,491	23,737,964
Centennial Strategic Partners VI, L.P.	2,375,267	85,567	915,510	83,934	84,913	497,263	1,989,052
Centennial Entrepreneurs Fund VI, L.P.	684,932	42,783	326,967	29,976	36,391	157,242	628,968

The following shares are beneficially owned by Centennial Holdings V, L.P.:

	Series A Shares	Series C Shares	Series D Shares	Series E Shares	Series F Shares	Series G Shares	Common Stock Warrants
CV Liquidating Trust	—	—	10,620,713	400,431	439,283	1,607,489	6,429,956
CEF - V Liquidating Trust	—	—	328,547	12,390	13,586	49,726	198,904

The following shares are beneficially owned by Centennial Holdings I, LLC:

	Series A Shares	Series C Shares	Series D Shares	Series E Shares	Series F Shares	Series G Shares	Common Stock Warrants
Centennial Holdings I, LLC	547,945	28,522	261,574	23,981	24,261	124,314	497,256

Centennial Holdings VI, LLC (“Holdings VI”) is the general partner of each of Centennial Fund VI, L.P. and Centennial Entrepreneurs Fund VI, L.P., and is the managing member of CSP VI Management, LLC (“Strategic Management”), which is the general partner of Centennial Strategic Partners VI, L.P. (“Strategic Partners”).  Accordingly, Holdings VI may be deemed to share beneficial ownership of all of the shares and warrants to purchase shares of capital stock of the issuer beneficially owned directly by them, and Strategic Management may be deemed to share beneficial ownership of the shares and warrants to purchase shares of capital stock of the issuer beneficially owned directly by Strategic Partners.  Centennial Holdings V, L.P. (“Holdings V”) is the sole trustee of each of CEF-V Liquidating Trust and CV Liquidating Trust. Accordingly, Holdings V may be deemed to share beneficial ownership of such shares and warrants to purchase shares of capital stock of the issuer.  See footnote (5) to the Directors and Executive Officers beneficial ownership table below for a discussion of the relationships of Messrs. Butler and Hull to the Centennial Venture funds.

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

See footnote (8) to the Directors and Executive Officers beneficial ownership table below for a discussion of the relationship of Mr. Butler to Prime VIII, L.P.

(15)	Includes the following shares:

	Series A Shares	Series C Shares	Series F Shares	Series G Shares	Common Stock Warrants
Lightspeed Venture Partners VI-A, L.P.	65,900	2,708	2,148	6,049	24,196
Lightspeed Venture Partners VI, L.P.	8,797,500	361,572	286,726	807,507	3,230,028
Lightspeed Venture Partners VI Cayman, L.P.	788,000	32,386	25,682	72,329	289,316
Lightspeed Venture Partners Entrepreneur VI-A, L.P.	40,900	1,681	1,333	3,754	15,016
Lightspeed Venture Partners Entrepreneur VI, L.P.	307,700	12,646	10,028	28,243	112,972

(16)	Includes the following shares:

	Series A Shares	Series C Shares	Series F Shares	Series G Shares	Common Stock Warrants
WPG Information Sciences Entrepreneur Fund II-A, L.L.C.	111,000	4,562	3,618	10,188	40,752
WPG Information Sciences Entrepreneur Fund II, L.L.C.	180,000	7,398	5,866	16,521	66,084
Weiss, Peck & Greer Venture Associates V-A, L.L.C.	67,000	2,754	2,184	6,149	24,596
Weiss, Peck & Greer Venture Associates V, L.L.C.	8,000,000	328,794	260,733	734,306	2,937,224
Weiss, Peck & Greer Venture Associates V Cayman, L.P.	1,641,999	67,485	53,515	150,716	602,864

(17)	Includes the following shares:

	Common Stock	Series D Shares	Series E Shares	Series G Shares	Common Stock Warrants
Knology Holdings, Inc.	500,000	4,219,676	51,889	365,170	1,460,680
Valley Telephone, Inc.	—	5,150,492	201,772	457,557	1,830,228

(18)	Includes the following shares:

	Series A Shares	Series C Shares	Series D Shares	Series E Shares	Series F Shares	Series G Shares	Common Stock Warrants
Kinetic Ventures VI, LLC	3,000,000	123,298	2,387,167	110,685	175,970	495,587	1,982,348
Kinetic Ventures VII, LLC	3,000,000	123,298	—	—	97,774	275,365	1,101,460

(19)	Includes the following shares:

	Series A Shares	Series C Shares	Series F Shares
Toronto Dominion Investments, Inc.	10,000,000	410,993	325,916

(20)	Includes the following shares:

	Series C Shares	Series F Shares	Series G Shares	Common Stock Warrants
GPSF Securities Inc.	6,250,000	195,656	551,030	2,204,120

(21)	Includes the following shares:

	Series D Shares	Series E Shares	Series F Shares	Series G Shares	Common Stock Warrants
PAGIC Equity, LLC	2,940,848	43,405	93,440	263,107	1,052,428
PNC Venture Corporation.	2,536,616	188,342	85,286	240,243	960,972

(22)	Includes the following shares:

	Series D Shares	Series E Shares	Series F Shares	Series G Shares	Common Stock Warrants
Private Equity Investment Fund IV, L.P.	5,289,774	201,770	172,142	484,180	1,936,720

(23)	Includes the following shares:

	Series D Shares	Series E Shares	Series F Shares	Series G Shares	Common Stock Warrants
Norwest Equity Partners VII, L.P.	3,269,679	299,766	111,741	314,699	1,258,796

(24)	Includes the following shares:

Series A Shares
Morgan Stanley Dean Witter Equity Funding, Inc.	4,750,000
Originators Investment Plan, L.P.	250,000

(25)	Includes the following shares:

	Series G Shares	Common Stock Warrants
South Atlantic Private Equity Fund IV (QP), LP	547,374	2,189,496
South Atlantic Private Equity Fund IV, LP	396,375	1,585,500

(26)	Includes the following shares:

	Series A Shares	Series C Shares	Series F Shares
State Street Bank and Trust, Trustee of Dupont/Conoco Private Market Group Trust	4,315,577	11,987	135,475

(27)	Includes the following shares:

	Common Stock	Series A Shares	Series C Shares	Series D Shares	Series E Shares	Series F Shares	Series G Shares	Common Stock Warrants
William E. Morrow	2,850,100	25,000	1,027	13,079	1,199	1,261	3,553	14,212

(28)	Includes the following shares:

	Series A Shares	Series C Shares	Series F Shares
Boeing Co. Employee Retirement Plans Master Trust	2,157,788	5,994	67,737

(29)	Includes the following shares:

	Common Stock	Series A Shares	Series G Shares	Common Stock Warrants
Jerry L. James	1,800,000	31,000	2,650	10,600

(30)	Includes the following shares:

	Common Stock	Series A Shares	Series D Shares	Series E Shares	Series G Shares	Common Stock Warrants
Tipton Ross	1,685,000	460,000	13,078	1,199	40,545	162,180

(31)	Includes the following shares:

	Series A Shares	Series C Shares	Series F Shares	Series G Shares	Common Stock Warrants
James M. Hoak, Jr.	1,022,463	2,841	32,097	—	—
Hoak Ventures, Ltd.	—	—	—	92,950	371,800
James M. Hoak, Jr. Rollover IRA	172,623	480	5,419	—	—
James M. Hoak & Co.	28,892	80	906	—	—

(32)	Includes the following shares:

	Series A Shares	Series C Shares	Series F Shares
HC Crown Corp.	1,294,673	3,596	40,642

(33)	Includes the following shares:

	Common Stock	Series A Shares	Series C Shares	Series F Shares	Series G Shares	Common Stock Warrants
Martha E. Smiley	1,010,000	—	—	—	—	—
Martha Smiley Ventures, Ltd.	—	125,000	5,137	4,073	11,473	45,892

(34)	Includes the following shares:

	Common Stock	Series A Shares	Series C Shares	Series F Shares	Series G Shares	Common Stock Warrants
Robert W. Hughes	100,000	—	—	—	—	—
Hughes Family Partnership	—	150,000	83,333	—	19,947	79,788
Robert W. & M. Gail Hughes Living Trust	—	300,000	166,667	14,609	41,143	164,572

(35)	Includes the following shares:

	Common Stock	Series A Shares
John M. Saenz.	800,000	300,000

(36)	Includes the following shares:

	Series A Shares	Series C Shares	Series F Shares
Citicorp North America, Inc.	863,115	2,397	27,096

(37)	Includes the following shares:

Common Stock
SKA Management, Inc.	750,000

(38)	Includes the following shares:

	Common Stock	Series A Shares	Series G Shares	Common Stock Warrants
Joe C. Ross	700,000	25,000	2,137	8,548

Directors and Executive Officers

The following table presents, as of March 31, 2010, information regarding the beneficial ownership of our common stock and preferred stock by each of our directors and NEOs and all of our directors and executive officers as a group:

	Common Stock		Preferred Stock
Name (1)	Number of Shares Beneficially Owned	Beneficial Ownership Percentage (2)	Number of Shares Beneficially Owned	Beneficial Ownership Percentage (2)	Total Voting Power (3)
Michael L. Wilfley (4)	146,211	1.19%	110,947	*	*
Richard W. Orchard	—	—	—	—	—
Duncan T. Butler, Jr. (5) (8)	—	—	—	—	—
David C. Hull, Jr. (5)	—	—	—	—	—
John C. Hockin (6)	—	—	—	—	—
William Laverack, Jr. (7)	—	—	—	—	—
Paul V. Walsh, Jr.	—	—	—	—	—
All directors and executive officers as a group (7 persons)	146,211	1.19%	110,947	*	*
______________

*	Less than 1%.

(1)	The address of all directors and executive officers is c/o Rio Holdings, Inc., 600 Congress Ave., Ste. 200, Austin, Texas 78701.

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

(4)	Includes the following shares.

	Series A Shares	Series F Shares	Series G Shares	Common Stock Warrants
Michael L Wilfley	99,000	3,131	8,816	35,264

(5)
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

(6)
Shares are owned by the Whitney Funds.  Mr. Hockin is a former partner of Whitney & Co., an affiliate of the Whitney Funds. Mr. Hockin disclaims beneficial ownership of shares of our capital stock owned by the Whitney Funds.

(7)
Shares are owned by the Whitney Funds. Mr. Laverack is a managing member of the general partner of each of the Whitney Funds. Mr. Laverack may be deemed to share voting and dispositive power with respect to such shares. Mr. Laverack disclaims beneficial ownership of such shares except to the extent of his proportionate interest.

(8)
Prime SKA I, LLC (“PSKAI”) is the general partner of Prime VIII, L.P., which beneficially owns directly the shares and warrants to purchase shares of capital stock of Holdings.  A management committee of PSKAI that is comprised of five natural persons acting by majority vote and without veto rights has the sole power to vote and dispose of all of such shares and warrants to purchase shares of capital stock of Holdings.  Mr. Butler is a member, managing director and management committee member of PSKAI. Because voting and disposition decisions with respect to the Company’s securities beneficially owned by Prime are made in each instance by a majority of the management committee of PSKAI, Mr. Butler should not be deemed to have direct or indirect beneficial ownership over any of the securities of Holdings beneficially owned by PSKAI, and Mr. Butler expressly disclaims any such beneficial ownership.

Investor Rights Agreement

We are party to an amended and restated investor rights agreement with our preferred stockholders and certain of our common stockholders. This investor rights agreement sets forth certain board designation rights, preemptive rights, registration rights, transfer restrictions and covenants. See footnote No. 9, “Stockholder’s Equity” in the Notes to our Consolidated Financial Statements included in this annual report on Form 10-K for a description of our investor rights agreement and Item 10. “Directors, Executive Officers and Corporate Governance—Contractual Provisions Relating to Holdings’ Board of Directors” for a description of the board designation rights set forth in the investor rights agreement.

Securities Authorized for Issuance Under Equity Compensation Plans

Holdings maintained the 2000 Stock Incentive Plan. In connection with the closing of the transactions contemplated by the Recapitalization Agreement, Holdings cancelled all outstanding options to purchase 33,370,422 shares of common stock, options to purchase 21,300,000 shares of Series H preferred stock and the 2000 Stock Incentive Plan automatically terminated in February 2010.  As a result, as of December 31, 2009, we had no outstanding options to purchase any equity of Holdings under the 2000 Stock Incentive Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Person Transaction Approval

Although no formal written policy is in place, our board of directors review and approve all related person transactions where the amount exceeds $120,000. For these purposes, a “related person” is a director, nominee for director, executive officer, or holder of more than 5% of any series of our voting stock, or any immediate family member of any of the foregoing. This policy applies to any financial transaction, arrangement or relationship or any series of similar financial transactions, arrangements or relationships in which Holdings or Grande Operating is a participant and in which a related person has a direct or indirect interest.

Our board of directors will analyze the following factors, in addition to any other factors the members of the board deem appropriate, in determining whether to approve a related person transaction:

•	whether the terms are fair to Holdings and its unaffiliated stockholders;

•	whether the transaction is material to Holdings;

•	the role the related person has played in arranging the related person transaction;

•	the structure of the related person transaction; and

•	the interests of all related persons in the related person transaction.

Our board of directors may, in its sole discretion, approve or deny any related person transaction. Approval of a related person transaction may be conditioned upon Holdings and the related person following certain procedures designated by the board of directors.

Transaction with Robert Hughes (Prior to the transactions contemplated by the Recapitalization Agreement)

Hughes Family Partnership, L.P. has invested in a real estate purchase and leaseback transaction between Hill Partners, Inc., general partner of Grand HP, Ltd., and Grande Communications Networks, Inc. pursuant to which Grande Communications Networks, Inc. paid approximately $68,000 per month for 2009 to Hill Partners, Inc. for approximately 26,000 square feet of buildings and property located in Austin, Texas. The lease term is 20 years through November 2020 with renewal options for an additional 15 years. Robert Hughes, a stockholder and a former member of our board of directors, is the managing general partner of Hughes Family Partnership, L.P. As a result of the recapitalization transactions, these leases are no longer associated with Holdings.

Director Independence

For information on the independence of our directors, please see Item 10 “Directors, Executive Officers and Corporate Governance—Director Independence.”

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table summarizes the fees billed by Ernst & Young LLP for services rendered for the fiscal years ended December 31, 2008 and December 31, 2009.  Audit fees include amounts billed for our annual audit, quarterly reviews and consultations related to the audit. Tax fees include amounts billed for services rendered during the year ended December 31, 2008 and 2009 for tax consulting and compliance. All other fees include amounts billed for due diligence services rendered in connections with the transactions contemplated by the Recapitalization Agreement during the year ended December 31, 2009.

	2008	2009
Audit Fees	$280,000	$85,000
Tax Fees	26,000	12,705
All Other Fees	—	222,560
	$306,000	$320,265

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

Under the terms of our audit committee charter, all audit and permitted non-audit services to be performed by our independent auditors must be pre-approved in advance by our audit committee. Our audit committee approved all of the permitted non-audit services performed by our independent auditors in 2008 and 2009.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Form 10-K:

(1)	Financial Statements

(2)	Financial Statement Schedule

(3)	Exhibits

Unless designated by an asterisk indicating that such document has been filed herewith, the Exhibits listed below have been heretofore filed by Holdings pursuant to Section 13 or 15(d) of the Exchange Act and are hereby incorporated herein by reference to the pertinent prior filing.

Exhibit No.	Description

2.1	Agreement and Plan of Merger (previously filed as exhibit 2.1 to Form 8-K dated September 18, 2009).

3.1	Articles of Incorporation of Rio Holdings, Inc. (previously filed as exhibit 3.1 to Form 8-K dated September 18, 2009).

3.2	Bylaws of Rio Holdings, Inc. (previously filed as exhibit 3.2 to Form 8-K dated September 18, 2009).

4.1
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

Exhibit No.	Description

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

14.1*	Code of Ethics and Corporate Compliance policy.

16*	Letter of Ernst & Young LLP change in certifying accountant.

21*	Subsidiaries of Registrant.

24*	Power of Attorney of Rio Holdings, Inc. (included on signature page).

31.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a – 14(a) promulgated under the Exchange Act.

32.1*	Certification pursuant to Rule 13a – 14(b) promulgated under the Exchange Act and 18 U.S.C. Section 1350.

99.1*	Audit Committee Charter.

99.2*	Compensation Committee Charter.

99.3*	Financial Statements of Grande Investment L.P.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Rio Holdings, Inc. (Registrant)

Date: April 30, 2010	By:	/s/ MICHAEL L. WILFLEY
Michael L. Wilfley
President, Chief Executive Officer, Chief Financial Officer and Treasurer
(Duly Authorized Officer, Principal Executive Officer and Principal Financial Officer)

POWER OF ATTORNEY

Know All Men By These Presents, that each person whose signature appears below constitutes and appoints Michael L. Wilfley and each and any of them, our true lawful attorneys-in-fact and agents, to do any and all acts and things in our names and our behalf in our capacities as trustees and officers and to execute any and all instruments for us and in our name in the capacities indicated below, which said attorneys and agents, or either of them, may deem necessary or advisable to enable said Corporation to sign any amendments to this Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MICHAEL L. WILFLEY	President, Chief Executive Officer (Principal Executive Officer and Principal Financial Officer), Treasurer and Director	April 30, 2010
Michael L. Wilfley

/s/ DUNCAN T. BUTLER, JR.	Chairman of the Board of Directors	April 30, 2010
Duncan T. Butler, Jr.

/s/ JOHN C. HOCKIN	Director	April 30, 2010
John C. Hockin

/s/ DAVID C. HULL, JR.	Director	April 30, 2010
David C. Hull, Jr.

/s/ WILLIAM LAVERACK, JR.	Director	April 30, 2010
William Laverack, Jr.

/s/ RICHARD W. ORCHARD	Director	April 30, 2010
Richard W. Orchard

/s/ PAUL V. WALSH, JR.	Director	April 30, 2010
Paul V. Walsh, Jr.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

RIO HOLDINGS, INC. AND SUBSIDIARY
AS OF DECEMBER 31, 2008 AND 2009 AND FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2009

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of
Rio Holdings, Inc.

We have audited the accompanying consolidated balance sheet of Rio Holdings, Inc. and its subsidiary (the “Company”) as of December 31, 2009, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rio Holdings, Inc. and its subsidiary at December 31, 2009, and the consolidated results of their operations and their cash flows for the year ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

/s/ PricewaterhouseCoopers LLP

April 30, 2010
Boston, Massachusetts

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of
Rio Holdings, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheet of Rio Holdings, Inc. and Subsidiary (formerly Grande Communications Holdings, Inc. and Subsidiary) as of December 31, 2008, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rio Holdings, Inc. and its Subsidiary as of December 31, 2008, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

March 16, 2009
Austin, Texas

RIO HOLDINGS, INC. & SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,
	2008	2009
Assets
Current assets:
Cash and cash equivalents, net of restricted cash of $3,129 and $0	$26,988	$916
Accounts receivable, net of allowance for doubtful accounts of $1,311 and $0	17,047	—
Prepaid expenses and other current assets	2,090	72
Total current assets	46,125	988
Property, plant and equipment, net of accumulated depreciation of $368,907and $0	223,034	—
Intangible assets, net of accumulated amortization of $1,661 and $0	1,154	—
Debt issue costs, net	3,203	—
Restricted cash	3,129	—
Deposit and other long-term assets	790	—
Investment in Grande Investment L.P.	—	22,807
Total assets	$277,435	$23,795
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$13,111	$—
Accrued liabilities	15,938	15
Accrued interest payable	6,755	—
Deferred revenue and customer deposits	7,598	—
Current portion of long-term debt	1,655	—
Current portion of capital lease obligations	4,405	—
Total current liabilities	49,462	15
Deferred rent	1,177	—
Deferred revenue	4,759	—
Capital lease obligations, net of current portion	13,380	—
Long term debt, net of current portion	189,629	—
Total liabilities	258,407	15
Stockholders’ equity:
Senior series preferred stock:
Series G preferred stock, $0.001 par value per share; 34,615,384 shares authorized, 34,615,330 shares issued and outstanding; liquidation preference of $3.90 per share	35	35
Junior series preferred stock:
Series A preferred stock, $0.001 par value per share; 232,617,839 shares authorized, 232,617,838 shares issued, 232,617,838 and 227,617,838 outstanding, respectively; liquidation preference of $1.00 per share	233	233
Series B preferred stock, $0.001 par value per share; 20,833,333 shares authorized, issued and outstanding; liquidation preference of $1.20 per share	21	21
Series C preferred stock, $0.001 par value per share; 30,000,000 shares authorized, 17,005,191 shares issued, 17,005,191 and 16,799,694 outstanding, respectively; liquidation preference of $1.20 per share	17	17
Series D preferred stock, $0.001 par value per share; 115,384,615 shares authorized, 114,698,442 shares issued, 114,698,442 and 109,401,335 outstanding, respectively; liquidation preference of $1.30 per share	115	115
Series E preferred stock, $0.001 par value per share; 8,000,000 shares authorized, 7,999,099 shares issued, 7,999,099 and 7,797,329 outstanding, respectively; liquidation preference of $2.50 per share	8	8
Series F preferred stock, $0.001 par value per share; 12,307,792 shares authorized, 11,758,278 shares issued, 11,758,278 and 11,423,177 outstanding, respectively; liquidation preference of $1.30 per share	12	12
Series H preferred stock, $0.001 par value per share; 30,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value per share; 786,835,883 shares authorized, 13,284,072 shares issued, 12,784,072 and 12,104,072 shares outstanding, respectively	13	13
Additional paid-in capital	509,696	510,118
Treasury stock, at cost	(5)	(12)
Accumulated deficit	(491,117)	(486,780)
Total stockholders’ equity	19,028	23,780
Total liabilities and stockholders’ equity	$277,435	$23,795

The accompanying notes are an integral part of these consolidated financial statements.

RIO HOLDINGS, INC. & SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	For the year ended December 31,
	2007	2008	2009
Operating revenues	$197,146	$205,271	$143,953
Operating expenses:
Cost of revenues (excluding depreciation and amortization)	68,348	69,798	49,394
Selling, general and administrative	90,416	92,486	63,282
Provision for doubtful accounts	3,301	3,363	2,019
Depreciation and amortization	56,752	59,385	43,037
Total operating expenses	218,817	225,032	157,732
Operating loss	(21,671)	(19,761)	(13,779)
Other income (expense):
Gain on deconsolidation of Grande Communications Networks LLC	—	—	49,198
Net gain on sale/disposal of assets	76	764	304
Interest income	1,670	728	50
Interest expense, net of capitalized interest	(29,012)	(31,042)	(22,260)
Loss on early extinguishment of 14% senior notes due April 1, 2011	—	—	(7,139)
Equity in loss from investment in Grande Investment L.P.	—	—	(1,414)
Other income (expense)	(472)	53	242
Total other income (expense)	(27,738)	(29,497)	18,981
Loss before income tax expense	(49,409)	(49,258)	5,202
Income tax expense	(1,123)	(1,102)	(865)
Net income (loss)	$(50,532)	$(50,360)	$4,337

Basic and diluted net income (loss) per share	$(4.01)	$(3.94)	$0.01

The accompanying notes are an integral part of these consolidated financial statements.

RIO HOLDINGS, INC. & SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Preferred Stock		Common Stock			Treasury Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Preferred Shares	Common Shares	Amount	Accumulated Deficit	Total Stockholders’ Equity
Balance as of December 31, 2006	439,527	$441	13,091	$13	$508,736	—	(500)	$(5)	$(390,225)	$118,960
Exercise of common stock options	—	—	85	—	3	—	—	—	—	3
Stock compensation	—	—	—	—	573	—	—	—	—	573
Net loss	—	—	—	—	—	—	—	—	(50,532)	(50,532)
Balance as of December 31, 2007	439,527	441	13,176	13	509,312	—	(500)	(5)	(440,757)	69,004
Exercise of common stock options	—	—	108	—	6	—	—	—	—	6
Stock compensation	—	—	—	—	378	—	—	—	—	378
Net loss	—	—	—	—	—	—	—	—	(50,360)	(50,360)
Balance as of December 31, 2008	439,527	441	13,284	13	509,696	—	(500)	(5)	(491,117)	19,028
Stock compensation	—	—	—	—	417	—	—	—	—	417
Repurchase of common stock	—	—	—	—	—	—	(680)	(7)	—	(7)
Repurchase of preferred stock	—	—	—	—	—	(11,039)	—	—	—	—
Other	—	—	—	—	5	—	—	—	—	5
Net income	—	—	—	—	—	—	—	—	4,337	4,337
Balance as of December 31, 2009	439,527	$441	13,284	$13	$510,118	(11,039)	(1,180)	$(12)	$(486,780)	$23,780

The accompanying notes are an integral part of these consolidated financial statements.

RIO HOLDINGS, INC. & SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the year ended December 31,
	2007	2008	2009
Cash flows from operating activities:
Net income (loss)	$(50,532)	$(50,360)	$4,337
Adjustment to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	56,335	59,141	42,867
Amortization of intangible and other assets	417	257	183
Amortization of deferred financing costs	1,025	1,052	739
Provision for bad debts	3,301	3,363	2,019
Amortization of debt discounts/premiums	1,237	1,289	1,025
Non-cash compensation expense	573	378	417
Net gain on sale/disposal of assets	(76)	(764)	(304)
Gain on deconsolidation of subsidiary	—	—	(49,198)
Loss on early extinguishment of debt	—	—	7,139
Equity in loss from investment in Grande Investment L.P.	—	—	1,414
Changes in operating assets and liabilities:
Accounts receivable	(3,853)	(2,516)	1,971
Prepaid expenses and other assets	(299)	(660)	(317)
Accounts payable	1,377	(372)	(14)
Accrued liabilities and interest payable	1,647	610	10,303
Deferred revenue and deferred rent	589	1,677	(3,650)
Net cash provided by operating activities	11,741	13,095	18,931
Cash flows from investing activities:
Purchases of property, plant and equipment	(35,290)	(29,766)	(13,902)
Cash transferred with deconsolidation of subsidiary	—	—	(28,603)
Proceeds from sale of assets	638	481	278
Proceeds from sales tax refunds on prior purchases of equipment	1,130	349	—
Other investing activity	(67)	—	—
Net cash used in investing activities	(33,589)	(28,936)	(42,227)
Cash flows from financing activities:
Payments of long-term debt and capital lease obligations	(4,305)	(4,989)	(5,329)
Proceeds from sale leaseback arrangement	—	—	4,532
Net proceeds from borrowings	30,054	—	123
Deferred financing costs	(165)	—	—
Net borrowings (repayments) on zero-balance cash account	454	(320)	(2,102)
Net cash provided by (used in) financing activities	26,038	(5,309)	(2,776)
Net change in cash and cash equivalents	4,190	(21,150)	(26,072)
Cash and cash equivalents, beginning of year	43,948	48,138	26,988
Cash and cash equivalents, end of year	$48,138	$26,988	$916
Non-cash investing and financing activity:
Dividend from Grande Operating for 14% senior note repayment	$—	$—	$(208,163)
Investment in Grande Investment L.P.	$—	$—	$(30,277)
Capital lease obligations	$461	$4,023	$4,336

Supplemental disclosure:
Cash paid for interest	$26,502	$28,701	$15,010
Cash paid for income taxes	$—	$1,099	$896

The accompanying notes are an integral part of these consolidated financial statements.

RIO HOLDINGS, Inc. & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Background and Basis of Presentation

On September 14, 2009, the closing date of the transactions contemplated by that certain recapitalization agreement, dated August 27, 2009, by and among Grande Communications Holdings, Inc., a Delaware corporation and predecessor-in-interest to Rio Holdings, Inc., a Nevada Corporation (“Holdings”), Grande Communications Networks, Inc., a Delaware corporation, predecessor–in-interest to Grande Communications Networks LLC, a Delaware limited liability company and our wholly-owned subsidiary prior to the closing (“Grande Operating”), ABRY Partners VI, L.P., a Delaware limited partnership (“ABRY”), Grande Investment L.P., a Delaware limited partnership and wholly-owned subsidiary of ABRY (“Ultimate Parent”), Grande Parent LLC, a Delaware limited liability company and wholly-owned subsidiary of Ultimate Parent (“Parent”), ABRY Partners, LLC, a Delaware limited liability company and Rio GP, LLC, a Delaware limited liability company and wholly-owned subsidiary of Holdings (“Rio GP”), which provides for the recapitalization of Grande Operating (the “Recapitalization Agreement”) and pursuant to the terms of the Recapitalization Agreement, we completed the following transactions:

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

(3) On September 14, 2009, Holdings contributed assets used in the operation of the business to Grande Operating and Grande Operating assumed liabilities arising from operation of the business;

(4) On September 14, 2009, ABRY, ABRY Investment Partnership, L.P. and Grande Manager LLC, a newly formed wholly-owned subsidiary of ABRY (“Grande Manager”) contributed cash in the amount of approximately $92.3 million to Ultimate Parent (which was ultimately contributed to Grande Operating) in return for a general partner interest and a limited partner interest representing approximately 75.3% of the common equity of Ultimate Parent;

(5) On September 14, 2009, ABRY contributed cash in the amount of approximately $19.2 million to Ultimate Parent (which was ultimately contributed to Grande Operating) in return for a preferred limited partnership interest of Ultimate Parent;

(6) On September 14, 2009, Holdings contributed all of the outstanding membership interests of Grande Operating to Ultimate Parent (which was contributed to Parent) in return for the issuance to Rio GP of a general partner interest of Ultimate Parent representing approximately 24.7% of the common equity of Ultimate Parent;

(7) On September 14, 2009, Grande Operating received net proceeds of approximately $103.8 million under a new credit facility arranged by ABRY, consisting of a $103.8 million term loan and a $18.7 million revolving credit facility; and

(8) On September 14, 2009, Holdings assigned the note purchase agreement discussed in Footnote No. 10 below to Grande Operating which repurchased 99.4% of Holdings’ outstanding 14% senior secured notes due 2011 (“Holdings senior notes”) pursuant to a note purchase agreement entered into with the Requisite Bondholders (defined below), and Grande Operating redeemed all of the remaining Holdings senior notes outstanding held by the remaining holders pursuant to the mandatory redemption provisions of the Indenture (defined below), and the Indenture was discharged and paid off certain outstanding capital lease obligations using the net proceeds from the equity and debt financing transactions.

On September 17, 2009, Grande Communications Holdings, Inc. merged with and into its wholly-owned subsidiary, Rio Holdings, Inc., a Nevada corporation, for the purpose of changing Holdings’ state of incorporation from Delaware to Nevada (the “Reincorporation”).  The Reincorporation was accomplished pursuant to an Agreement and Plan of Merger, dated September 2, 2009, which was approved by the requisite Grande Communications Holdings, Inc. stockholders by written consent.  The Reincorporation did result in the change of name of Grande Communication Holdings, Inc. to Rio Holdings, Inc.  The Reincorporation did not result in any further change in the business, management, fiscal year, office locations, assets, liabilities, or employees of Holdings beyond those that resulted from the recapitalization transactions.

RIO HOLDINGS, INC. & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In January 2010, Holdings filed a Form 15 with the SEC to suspend its reporting obligations under the Exchange Act. As a result of filing the Form 15, Holdings’ obligation to file certain reports and forms including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K has been suspended.  We expect that this Annual Report on Form 10-K for the year ended December 31, 2009 will be the last filing made by Holdings under the Exchange Act.

Prior to the closing of the recapitalization transaction on September 14, 2009,  the primary business of Holdings and its then consolidated subsidiary, Grande Operating was providing a bundled package of cable television (“video”), telephone (“voice”), and broadband Internet (“HSD”) and other services to residential and business customers in Texas. Grande Operating provided these services in seven markets in the state of Texas using local broadband networks acquired and/or constructed. In addition, Grande Operating provided broadband transport services to medium and large enterprises and communication carriers.  Grande Operating also provided network services by offering telecommunications and HSD products to medium and large enterprises and communication carriers within wholesale markets.

As a result of the closing of the recapitalization transaction, Holdings does not have any operations or material assets other than the ownership of its general partner interest of Ultimate Parent, through its wholly-owned subsidiary, Rio GP.  Further, Holdings only has two persons serving as officers, Michael L. Wilfley and Walter K.L. “Scott” Ferguson, Jr., and no employees.

The accompanying consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles. The consolidated financial statements include the accounts of Grande Communications Holdings, Inc., a predecessor-in-interest to Rio Holdings, Inc., and its consolidated subsidiary, Grande Communications Networks, Inc., a predecessor-in-interest to Grande Communications Networks LLC, prior to the closing of the recapitalization transactions on September 14, 2009.  Subsequent to September 14, 2009, the consolidated financial statements include the accounts of Rio Holdings, Inc. and its consolidated subsidiary, Rio GP LLC and the equity in earnings of Ultimate Parent which is accounted for under the equity method. All inter-company transactions and balances have been eliminated.

Certain reclassifications have been made to prior year amounts to conform to current year classifications. Provision for doubtful accounts is presented separately in the accompanying consolidated statements of operations instead of being included in selling, general and administrative expense. This change in presentation resulted in an increase in provision for doubtful accounts and a decrease in selling, general and administrative expense of $3.3 million for the year ended December 31, 2007.

 2. Summary of Significant Accounting Policies

Accounting Estimates

Preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying disclosures. These estimates are based on management’s best knowledge of current events and actions Holdings may undertake in the future. Actual results may ultimately differ from these estimates.

RIO HOLDINGS, INC. & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Subsequent to the Transactions Contemplated by the Recapitalization Agreement:

Equity Investment

Investments in which Holdings has the ability to exercise significant influence and that, in general, are at least 20 percent owned are stated at cost plus equity in undistributed net earnings (loss), less distributions received.  Income (loss) from investments accounted for under the equity method of accounting represent the prorata share of Holdings’ equity in earnings and losses of the investee.

These investments are evaluated for impairment. An impairment loss would be recorded whenever a decline in the value of an equity investment or investment carried at cost below its carrying amount is determined to be other than temporary.  In judging “other than temporary,” Holdings considers the length of time and extent to which the fair value of the investment has been less than the carrying amount of the investment, the near-term and long-term operating and financial prospects of the investee, and Holdings’ long-term intent of retaining the investment in the investee.

Prior to the Transactions Contemplated by the Recapitalization Agreement (and on-going as applicable):

Cash and Cash Equivalents

All highly liquid investments with original maturities of three months or less are considered to be cash and cash equivalents.

As a result of Grande Operating’s cash management system, checks issued but not presented to the banks for payment may create negative book cash balances (zero-balance accounts). Such negative balances are included in accounts payable and total $3.6 million and $0 million as of December 31, 2008 and 2009, respectively.

Grande Operating had entered into letter of credit agreements that restrict the use of cash. This restricted cash consisted of cash maintained in a money market bank account. Restricted cash was approximately $3.1 million and $0 million as of December 31, 2008 and 2009, respectively, and is included in the caption “restricted cash” in the accompanying consolidated balance sheets.

Accounts Receivable

Accounts receivable were recorded at their net realizable values. Grande Operating used estimates to determine the allowance for doubtful accounts and recorded an accounts receivable reserve for known collectability issues, as such issues related to specific transactions or customer balances. These estimates were based on historical collection experience, current trends, credit policy and a percentage of the customer accounts receivable. In determining these percentages, Grande Operating looked at historical write-offs of the receivables. Grande Operating wrote off accounts receivable when it became apparent based upon age or customer circumstances that such amounts would not be collected.

Property, Plant and Equipment

Grande Operating’s industry was capital intensive and a large portion of their resources were spent on capital activities associated with building our network. Property, plant and equipment reflected the original cost of acquisition or construction, including costs associated with network construction and initial customer installations. Direct labor costs directly associated with capital projects were capitalized. Direct labor costs associated with personnel were capitalized based upon allocations of time devoted to network construction and customer installation activities. Costs capitalized as part of initial customer installations included materials, direct labor, and certain indirect costs. These indirect costs were associated with the activities of personnel who assisted in connecting and activating the new service and consisted of compensation and overhead costs associated with these support functions. Capitalized internal direct labor and overhead costs were approximately $8.5 million, $7.6 million and $6.0 million, during the years ended December 31, 2007, 2008 and 2009, respectively. Capitalized labor and overhead costs were depreciated along with the physical assets to which they related, which had lives of three to ten years depending on the type of asset.

RIO HOLDINGS, INC. & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The costs of disconnecting service at a customer’s dwelling or reconnecting service to a previously installed dwelling were charged to operating expense in the period incurred.

Construction and other materials were valued at the lower of cost or market (determined on a weighted-average basis) and included customer premise equipment and certain plant construction materials. These items were transferred to the telecommunications plant when installed and activated.

Expenditures for repairs and maintenance were charged to expense when incurred. Expenditures for major renewals and betterments, which extended the useful lives of existing equipment, were capitalized and depreciated. Upon retirement or disposition of property, plant and equipment, the cost and related accumulated depreciation was removed from the accounts and any resulting gain or loss was recognized in the statements of operations.

Depreciation was calculated on the straight-line method based on the useful lives of the various classes of depreciable property. Assets recorded under capital leases were amortized over the lesser of the life of the underlying asset or the lease term and such amortization was included with depreciation and amortization expense. The average estimated lives of depreciable property, plant and equipment were:

Communications plant	7 to 10 years
Computer equipment	3 years
Software, including general purpose and network	3 years
Buildings	20 years
Leasehold improvements	5 years
Assets under capital lease	3 to 20 years
Furniture, fixtures and vehicles	5 to 7 years
Other	5 to 7 years

Intangible Assets

Intangible assets were capitalized as definite-lived or indefinite-lived intangible assets. As of December 31, 2008, definite-lived intangibles included multiple family dwelling unit (“MDU”) exclusive access rights, which were amortized over the respective lives of the agreements, typically seven to eighteen years. Definite-lived intangible assets were periodically reviewed for the appropriateness of the amortization periods. There are no intangible assets classified as indefinite-lived.

Definite-lived intangible assets were tested for possible impairment whenever events or changes in circumstances, such as a reduction in operating cash flow or a dramatic change in the manner that the asset was intended to be used indicated that the carrying amount of the asset was not recoverable. If indicators existed, the undiscounted cash flows related to the asset were compared to the carrying value of the asset. If the carrying value was greater than the undiscounted cash flow amount, an impairment charge was recorded in the statements of operations for amounts necessary to reduce the carrying value of the asset to fair value. There were no impairments recognized on other definite-lived intangible assets during 2007, 2008 or 2009.

Long-Lived Assets

Long-lived assets classified as held and used were reviewed for impairment whenever events or changes in circumstances indicated that their net book value would not be recoverable. When such factors and circumstances existed, the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives were compared against their respective carrying amounts. Impairment, if any, was based on the excess of the carrying amount over the fair value of those assets and was recorded in the period in which the determination was made.

RIO HOLDINGS, INC. & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Revenue Recognition

Revenue from residential and business customers was principally derived from bundled packages of video, voice, HSD and other services.  Bundled services revenue consisted of fixed monthly fees and usage based fees for long distance service and was recorded as revenue in the period the service was provided.  Revenues were recognized when services were provided, regardless of the period in which they were billed.  Amounts billed in advance were reflected in the balance sheet as deferred revenue and were deferred until the service was provided.  Installation revenues obtained from bundled service connections were recognized in accordance with ASC 922, Entertainment – Cable Television, formerly SFAS No. 51, Financial Reporting by Television Cable Companies, as the connections were completed since installation revenues recognized were less than the related direct selling costs.  Installation costs were included in property, plant, and equipment and depreciated over the estimated life of communications plant.  Governmental authorities imposed franchise fees on the majority of Grande Operating’s franchises of up to a federally mandated maximum of 5% of annual gross revenues derived from the operation of the cable television system to provide cable television services. Such fees were collected on a monthly basis from Grande Operating’s customers and periodically remitted to franchise authorities. Franchise fees collected and paid of approximately $2.9 million, $3.2 million, and $2.4 million during the years ended December 31, 2007, 2008, and 2009, respectively, were reported as revenues and cost of revenues, respectively. The Federal Communications Commission imposed a tax on interstate and international long distance calls to fund telephone service for the poor, and to support telecommunications services for libraries, schools, and rural health care providers.  Such taxes were collected on a monthly basis from Grande Operating’s customers and periodically remitted to the Universal Service Fund (“USF”).  Sales and other taxes imposed by governmental authorities were also collected on a monthly basis from Grande Operating’s customers and periodically remitted to governmental authorities. Revenue was presented net of the applicable USF, sales and other taxes.

Revenue from broadband transport services was principally derived from providing medium and large enterprises and communication carriers with access to Grande Operating’s metro area networks and point-to-point circuits on its long-haul fiber optic network.  Revenue from network services was principally derived from switched carrier services and managed modem services.  Broadband transport and network services revenue consisted of fixed monthly fees and usage based fees and was recorded as revenue in the period the service was provided.  Amounts billed in advance were reflected in the balance sheet as deferred revenue and were deferred until the service was provided.  Revenue also included upfront non-recurring fees for construction, installation and configuration services that was deferred and recognized over the related service contract period.

In instances where multiple deliverables are sold contemporaneously to the same counterparty, such as when Grande Operating entered into sales contracts for the sale of multiple products or services, then an evaluation determined whether it had objective fair value evidence for each deliverable in the transaction. If Grande Operating had objective fair value evidence for each deliverable of the transaction, then it accounted for each deliverable in the transaction separately, based on the revenue recognition policies outlined above. The residual method was used when no fair value was available for the deliverable. For example, this would occur when Grande Operating entered into an agreement for service that included providing equipment in connection with the service and the subscriber paying an installation fee as well as monthly charges. Because Grande Operating was providing both a product and a service, revenue was allocated to the product and monthly subscription service based on relative fair value and revenue was allocated to installation services using the residual method. To date, product revenues were not significant.

RIO HOLDINGS, INC. & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Advertising Costs

All advertising costs were expensed as incurred. Total advertising expense for 2007, 2008 and 2009 was approximately $2.5 million, $2.7 million and $1.7 million, respectively, and was reflected as a component of selling, general and administrative expense in the accompanying consolidated statements of operations.

Debt Issuance Costs

Debt issuance costs were amortized over the life of the related indebtedness using a method that approximates the effective interest method. Amortization expense related to debt issuance costs charged to interest expense was approximately $1.0 million, $1.1 million and $0.7 million during the years ended December 31, 2007, 2008 and 2009, respectively. On September 14, 2009, all of the outstanding Holdings senior notes have been redeemed or repurchased and the indenture that governed the terms of the Holdings senior notes was discharged. As a result of these transactions, the remaining unamortized debt issuance costs of approximately $1.5 million was written off and included in the $7.1 million loss on early extinguishment of the Holdings senior notes in the accompanying consolidated statement of operations.

Income Taxes

Holdings utilizes the liability method of accounting for income taxes, as set forth in ASC 740, Income Taxes, formerly SFAS No. 109, Accounting for Income Taxes. Under the liability method, deferred taxes are determined based on the difference between the financial and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse (see Note 9 “Income Taxes”).

Stock Based Compensation

Prior to the transactions contemplated by the Recapitalization Agreement, Holdings had a stock-based employee compensation plan, which is described more fully in Note 11. Compensation expense was measured and recognized based on estimated fair values for all share-based awards made to employees and directors based on the grant-date estimated fair value. Compensation expense was amortized on a straight-line basis over the vesting period of the underlying stock option grants.

In connection with the closing of the transactions contemplated by the Recapitalization Agreement, Holdings cancelled all outstanding options to purchase 33,370,422 shares of common stock and options to purchase 21,300,000 shares of Series H preferred stock.  As a result, after October 9, 2009, we had no outstanding options to purchase any equity of Holdings and the employee compensation plan automatically terminated on February 24, 2010.

RIO HOLDINGS, INC. & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Fair Value of Financial Instruments

The carrying amounts reflected in the balance sheets for cash, cash equivalents, accounts receivable, accounts payable and accrued liabilities approximated fair value due to the short-term nature of the instruments. Fair value of the following debt instruments was estimated based on trading activity for the Holdings senior notes and borrowing rates currently available for equipment financing with similar terms and maturities:

	December 31, 2008
	Carrying Amount	Estimated Fair Value
	(in millions)
14% Senior Notes	$189.3	$142.3
Equipment financing	2.0	2.0

Recent Accounting Pronouncements

On July 1, 2009, Holdings adopted SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162,” which was incorporated into Accounting Standards Codification (“ASC”) 105, “Generally Accepted Accounting Principles.”  This new accounting standard identifies the ASC as the authoritative source of GAAP in the United States. Rules and interpretive releases of the SEC under federal securities laws are also sources of authoritative GAAP for SEC registrants. The adoption of this new accounting standard did not have an impact on the financial position, results of operations, or cash flows; however references to the ASC are included within the financial statements.

In May 2009, FASB issued SFAS 165, which was incorporated into ASC 855, “Subsequent Events.” The provisions of SFAS 165 set forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may have occurred for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The provisions of SFAS 165 became effective on April 1, 2009 and are being applied prospectively beginning in the second quarter of 2009.

In April 2009, the FASB issued FASB Staff Position (“FSP”) SFAS No. 107-1 and Accounting Principles Board 28-1 “Interim Disclosures about Fair Value of Financial Instruments,” which was incorporated into FASB ASC 825, “Financial Instruments.” The FSP amends SFAS No. 107 “Disclosures about Fair Value of Financial Instruments” to require an entity to provide disclosures about fair value of financial instruments in interim financial information. This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The provisions of FSP No. 107-1 were adopted in the second quarter of 2009.

In November 2008, the FASB issued guidance under EITF 08-6, “Equity Method Investment Accounting Considerations,” which was incorporated into FASB ASC 323-10, “Investments – Equity Method and Joint Ventures.” This guidance clarifies how to account for certain transactions and impairment considerations involving equity method investments. Specifically, this guidance notes: 1) an entity shall measure its equity method investment initially at cost; 2) an equity method investor is required to recognize other-than-temporary impairments of an equity method investment in accordance with paragraph 35-32A and an equity method investor shall not separately test an investee’s underlying indefinite-lived intangible asset(s) for impairment; and 3) an equity method investor shall account for a share issuance by an investee as if the investor had sold a proportionate share of its investment and any gain or loss to the investor resulting from an investee’s share issuance shall be recognized in earnings. This guidance is effective on a prospective basis in fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. This guidance was adopted prospectively beginning January 1, 2009. On the date of adoption, there was no impact to Holdings’ financial position or results of operations.

RIO HOLDINGS, INC. & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

3. Equity Investment and Gain on Deconsolidation of Subsidiary

On September 14, 2009, Holdings contributed all of the outstanding membership interests of Grande Operating to Grande Investment L.P. in return for a noncontrolling general partner interest of Grande Investment L.P. representing approximately 24.7% of the common equity of Grande Investment L.P. ABRY, ABRY Investment Partnership, L.P. and Grande Manager LLC, a newly formed wholly-owned subsidiary of ABRY (“Grande Manager”) contributed cash to Grande Investment L.P. in return for a general partner interest and a limited partner interest representing approximately 75.3% of the common equity of Grande Investment L.P. As a result of the deconsolidation of Grande Operating from such transaction, we recorded a gain of $49.3 million. Such gain was determined based upon the fair value of our acquired 24.7% interest in Grande Investment L.P. and the carrying value of Holdings’ investment in Grande Operating as of the date of the transactions. The carrying value of Holdings’ investment in Grande Operating included a reduction for the non-cash dividend to Holdings related to the repurchase and redemption of the Holdings senior notes by Grande Operating.  Refer to Footnote No. 10 for a discussion of the Holdings senior notes.

Equity investment consisted of the following for the year ended December 31, 2009:

2009
Carrying value, beginning of year	$—
Acquisition of interest in Grande Investment L.P. at fair value	24,221
Equity in loss from Grande Investment L.P.	(1,414)
Carrying value, end of year	$22,807

The following is the summarized financial data of Grande Operating, the indirect wholly-owned subsidiary of Grande Investment L.P., of which Holdings owns 24.7%, at December 31, 2009 and for the period from acquisition, September 14, 2009, through December 31, 2009, in thousands:

Current assets	$33,120
Noncurrent assets	252,209
Current liabilities	37,875
Noncurrent liabilities	116,110
Revenues	57,153
Operating loss	(1,724)
Net loss	(5,726)

The portion of Holdings’ 24.7% interest in equity in loss for the period from acquisition, September 14, 2009, through December 31, 2009 is approximately $1,414.

Holdings records its investment in Grande Investment L.P. under the equity method of accounting and as such presents its prorata share of the equity in earnings and losses of Grande Investment L.P. within its year end reported results.

RIO HOLDINGS, INC. & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

4. Net Income (Loss) Per Share

Net income (loss) per share was computed by dividing net income (loss) by weighted average shares outstanding using the following:

	Year Ended December 31,
	2007	2008	2009
Basic and Diluted EPS:
Net income (loss) available to common stockholders	$(50,532)	$(50,360)	$4,337

Weighted Average Shares Outstanding – Basic and Diluted:
Weighted average common stock outstanding	12,610	12,765	12,428
Dilutive effect of participating convertible preferred stock	—	—	439,528
Weighted average shares outstanding – basic and diluted	12,610	12,765	451,956

The following equivalent shares of common stock were out of the money and were not included in the computation of diluted EPS, as their effect was anti-dilutive:

Year Ended December 31, 2009
Common stock warrants	152,107,016
Common stock options	29,413,838
Series H preferred stock options	17,523,402
Total anti-dilutive shares	199,044,256

For the years ended December 31, 2007 and 2008, Holdings reported a net loss; therefore, the following equivalent shares of common stock were not included in the computation of diluted EPS, as their effect was anti-dilutive:

	Year Ended December 31,
	2007	2008
Convertible preferred stock	439,527,511	439,527,511
Common stock warrants	152,107,016	152,107,016
Common stock options	51,557,894	44,447,340
Series H preferred stock options	27,514,521	25,200,330
Total anti-dilutive shares	670,706,942	661,282,197

5. Allowance for Doubtful Accounts

The activity in the allowance for doubtful accounts for the years ending December 31, 2007, 2008 and 2009 was as follows:

	Balance at Beginning of Year	Charged to Costs and Expenses	Write-offs	Sale of Controlling Interest in Subsidiary	Balance at End of Year
	(in thousands)
2007	$1,193	$3,301	$(3,356)	—	$1,138
2008	1,138	3,363	(3,190)	—	1,311
2009	1,311	2,019	(2,479)	(851)	—

RIO HOLDINGS, INC. & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

6. Property, Plant and Equipment

Property, plant and equipment consist of the following as of December 31, 2008 and 2009:

	2008	2009
	(in thousands)
Communications plant	$481,036	$—
Computer equipment	6,518	—
Software, including general purpose and network	31,810	—
Buildings, leasehold improvements and land	4,667	—
Furniture, fixtures and vehicles	3,990	—
Other equipment	24,523	—
Assets under capital leases	28,288	—
Construction in process	2,069	—
Construction inventory	9,040	—
	591,941	—
Less—accumulated depreciation	(368,907)	—
Property, plant and equipment, net	$223,034	$—

7. Intangible Assets

Definite-lived intangible assets consisted of the following as of December 31, 2008 and 2009 (in thousands):

		2008		2009
	Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
MDU exclusive access rights	7 – 18 years	$2,815	$(1,661)	$—	$—

No impairments of intangible assets were recognized during 2007, 2008 or 2009.

Amortization expense was $0.4 million, $0.2 million and $0.2 million for the years ending December 31, 2007, 2008 and 2009, respectively.

8. Accrued Liabilities

Accrued liabilities consisted of the following as of December 31, 2008 and 2009:

	2008	2009
	(in thousands)
Accrued property taxes	$3,829	$—
Accrued compensation	2,660	—
Accrued taxes—other	3,171	—
Accrued programming	3,045	—
Accrued other	3,233	15
Accrued liabilities	$15,938	$15

RIO HOLDINGS, INC. & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

9. Income Taxes

As of December 31, 2009, Holdings had federal net operating loss carry-forwards of approximately $448.9 million. The net operating loss carry-forwards will expire beginning in 2020 if not utilized.

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of deferred tax assets and liabilities as of December 31, 2008 and 2009 are as follows:

	2008	2009
	(in thousands)
Deferred tax assets:
Amortizable assets	$4,416	$—
Deferred revenue	1,900	—
Other	238	121
Capital lease	5,926	—
Deferred rent	412	—
Reserves	828	—
Investment in Grande Investment L.P.	—	4,382
Net operating loss carry-forwards	169,704	157,102
Total deferred tax assets	183,424	161,605
Deferred tax liabilities:
Other	251	—
Depreciable assets	16,510	—
Total deferred tax liabilities	16,761	—
Net deferred tax asset	166,663	161,605
Less-valuation allowance	(166,663)	(161,605)
Total deferred taxes	$—	$—

Holdings has established a valuation allowance equal to the net deferred tax asset due to uncertainties regarding the realization of the deferred tax asset based on lack of earnings history. The valuation allowance decreased approximately $5.1 million during the year ended December 31, 2009.

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (FIN 48), which was incorporated into ASC 740, Income Taxes.  FIN 48 clarifies the accounting and disclosure for uncertainty in tax positions, as defined. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. Holdings adopted the provisions of FIN 48 as of January 1, 2007, and has reviewed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. Holdings has identified its federal tax return and its state tax returns in Texas as “major” tax jurisdictions, as defined. The only periods subject to examination for Holdings’ federal tax returns are the 2006 through the 2009 tax years. The periods subject to examination for Holdings’ state tax returns in Texas are years 2005 through 2009. Holdings believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on the financial condition, results of operations, or cash flow. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48.

RIO HOLDINGS, INC. & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Holdings’ provision for income taxes differs from the expected tax expense (benefit) amount computed by applying the statutory federal income tax rate of 35% to profit (loss) before income taxes primarily as a result of the following for the years ended December 31:

	2007	2008	2009
	(in thousands)
Computed at federal statutory rate	$(17,293)	$(17,240)	$1,820
State taxes, net of federal benefit	730	716	562
Impact of change in state tax law	(5,191)	—	—
Permanent items and other	(99)	208	105
Conversion of Grande Operating to LLC and contribution of interest	—	—	3,436
Valuation allowance	22,976	17,418	(5,058)
Provision for income taxes	$1,123	$1,102	$865

RIO HOLDINGS, INC. & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

10. Long Term Debt

Long-term debt consisted of the following as of December 31, 2008 and 2009:

	2008	2009
	(in thousands)
14% senior notes	$193,000	$—
Equipment financing	1,971	—
Other	14	—
	194,985	—
Less-current portion	(1,655)	—
Long-term debt	193,330	—
Discounts and premiums, net	(3,701)	—
Long-term debt, net of discounts and premiums	$189,629	$—

14% Senior Secured Notes

Long-term Debt. In March 2004, Holdings completed a private placement offering for 136,000 units, each consisting of (1) $1,000 of senior notes due April 1, 2011 (“Holdings senior notes”) and (2) a warrant to purchase 100.336 shares of common stock. The Holdings senior notes accrue interest at the rate of 14% per annum with the interest payable semi-annually in cash in arrears on April 1 and October 1. The Holdings senior notes are governed by the indenture between Holdings and U.S. Bank National Association, as Indenture Trustee, dated March 23, 2004 (the “Indenture”).  In March 2006 and July 2007, Holdings raised net proceeds of approximately $30.5 million and $25.8 million, respectively, in a private placement of an additional $32 million and $25 million, respectively, in aggregate principal amount of Holdings senior notes. These additional Holdings senior notes were issued under the Indenture and are part of the same series of Holdings senior notes as those issued in March 2004.

As of September 14, 2009, there was outstanding an aggregate of $193 million principal amount of Holdings senior notes, pursuant to that certain Indenture, dated as of March 23, 2004, among Holdings, the guarantors named therein, and U.S. Bank National Association, as trustee, as supplemented by that certain Supplemental Indenture No. 1, dated as of July 18, 2007, by and among Holdings, the guarantors party to the Indenture and the trustee.  Accrued but unpaid interest on the Holdings senior notes as of September 14, 2009 was approximately $12.2 million.  On August 18, 2009, Holdings entered into a note purchase agreement with Serengeti Overseas Ltd., Serengeti Partners LP, Goldman, Sachs & Co., Silver Point Capital Offshore Fund, Ltd., Silver Point Capital Fund, L.P., MAST OC I Master Fund L.P., MAST Credit Opportunities I Master Fund Limited, Whitney Private Debt Fund, L.P. (the “Requisite Bondholders”) who, in the aggregate, beneficially owned approximately $191.8 million in aggregate principal amount of the Holdings senior notes. On September 14, 2009, Holdings’ assigned this note purchase agreement to Grande Operating.  Pursuant to the note purchase agreement Grande Operating repurchased from these bondholders their Holdings senior notes upon consummation of the recapitalization transactions at a purchase price of 101.5% of the principal amount of such notes, plus accrued and unpaid interest thereon through the purchase date, which is 200 basis points lower than what would have otherwise been required under the redemption provisions of the Indenture.  In addition, the Requisite Bondholders waived any and all registration rights they may have had with respect to the Holdings senior notes or any outstanding equity securities of Holdings.  ABRY provided a limited guarantee of the performance by Holdings of its obligations under the note purchase agreement, after the consummation of the recapitalization transactions. The repurchase of the Holdings senior notes by Grande Operating was presented as a non-cash dividend to Holdings in these financial statements.

RIO HOLDINGS, INC. & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

On September 14, 2009, Holdings issued a mandatory redemption notice to all of the remaining holders of the Holdings senior notes, representing approximately $1.2 million in aggregate principal amount, which were not subject to the note purchase agreement for the redemption of such notes, at a purchase price equal to 103.5% of the principal amount of such notes, plus accrued and unpaid interest thereon to the redemption date.  On September 14, 2009, Holdings assigned the repayment of the Holdings senior notes pursuant to the redemption notice to Grande Operating which redeemed these senior notes using the net proceeds from the transactions contemplated in the Recapitalization Agreement on such date and was presented as a non-cash dividend to Holdings in these financial statements.

All of the outstanding Holdings senior notes have been redeemed or repurchased and the indenture that governed the terms of the Holdings senior notes was discharged. As a result of these transactions, we recognized a $7.1 million loss on early extinguishment of the Holdings senior notes. The Holdings senior notes were issued with original offering discounts of $5.8 million in 2004 and $1.4 million in 2006 and at a premium of $1.0 million in 2007. These discounts and premiums were amortized to interest expense using the effective interest method over the term of the underlying notes. Net amortization of discounts and premiums was $1.2 million, $1.3 million, and $1.0 million in 2007, 2008, and 2009, respectively.

Holdings incurred debt issuance costs related to the issuances of the Holdings senior notes of $6.4 million in 2004, $0.1 million in 2006 and $0.2 million in 2007. Amortization of debt issuance costs was $1.0 million in 2007, $1.1 million in 2008 and approximately $0.7 million in 2009.

Equipment Financing

During 2007, Grande Operating completed equipment financing of $4.1 million with a term of 24 months, which was utilized for the purchase of network equipment.  During December 2008, the term of the equipment financing was extended 12 months through March 2010. The financing was secured by the network equipment purchased with the proceeds of the borrowing and beared interest at an effective annual rate of approximately 15.3% with monthly payments equal to 4.2% multiplied by the total amount borrowed.  As a result of the recapitalization transactions on September 14, 2009, this equipment is no longer included in the accounts of Holdings.

Capitalized Interest

Interest expense incurred from debt utilized to fund the construction of the network was capitalized. The total amounts capitalized were approximately $0.6 million, $0.3 million and $0.2 million, during the years ended December 31, 2007, 2008 and 2009, respectively.

11. Stockholders’ Equity

Investor Rights Agreement

In connection with the recapitalization transactions, certain stockholders of Holdings have approved the Sixth Amended and Restated Investor Rights Agreement.  Prior to this amendment and restatement, the investor rights agreement provided for a broad range of registration rights with respect to the equity securities of Holdings, together with certain information rights and related obligations of Holdings.  In recognition of the changes resulting from the recapitalization transactions, the requisite parties to the investor rights agreement have expressly waived all such registration rights and obligations in the Sixth Amended and Restated Investor Rights Agreement.  The Sixth Amended and Restated Investor Rights Agreement continues to provide for the following:

RIO HOLDINGS, INC. & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(i)	a voting agreement, under which certain groups of stockholders have the right to nominate one or more directors, and

(ii)	a right of first refusal on transfers to third parties and a preemptive right with respect to certain additional issuances of equity securities by Holdings.

In addition to the existing transfer restrictions contained in the prior investor rights agreement, the Sixth Amended and Restated Investor Rights Agreement includes additional transfer restrictions requiring the approval of Holdings for any transfer of its equity securities that would (1) increase the number of record holders of any class of Holdings’ equity securities, (2) require registration of such equity securities under the Securities Act of 1933, as amended, (3) subject Holdings to the periodic reporting requirements of the Securities Exchange Act of 1934, as amended, or (4) subject Holdings to the registration requirements of, or limit the availability of any exemptions from registration under, the Investment Company Act of 1940, as amended.

Preferred Stock

Holdings’ $0.001 par value preferred stock may be issued from time to time in one or more series as determined by Holdings’ board of directors.

Holdings has authorized eight series of preferred stock, in alphabetical sequence from A to H (the “Preferred Stock”). As of December 31, 2009, no shares of Series H preferred stock has been issued, however, options to acquire Series H preferred stock have been granted. See below under the caption “Equity Incentive Plan” for discussion of the options related to Series H preferred stock.

The Preferred Stock is convertible into common stock at any time at the option of the holders, and automatically convertible to common stock upon Holdings’ sale of its common stock in a firm commitment underwritten public offering meeting certain pricing specifications. The number of shares of common stock into which the Preferred Stock are convertible is based on a conversion price which initially provides for the conversion of one share of Preferred Stock to one share of common stock. The conversion price is adjusted for certain dilutive issuances, such as stock splits, stock dividends, recapitalizations or similar events, so that the number of shares of common stock issuable upon conversion is increased or decreased in proportion to any increase or decrease in the aggregate shares of common stock outstanding. The Preferred Stock is entitled to participate equally in the payment of dividends, when and as declared by the board of directors, on an as-converted basis. Such stock also has voting rights on an as-converted basis.

Holdings entered into the Series G Preferred Stock Purchase Agreement, dated October 27, 2003, with a number of investors under which Holdings sold 34,615,330 shares of Series G Preferred Stock (“Series G”) to such investors for a purchase price of $1.30 per share, for gross proceeds of $44,999,999. Each share of Series G preferred stock was initially convertible into one share of common stock at the election of the holder, based on a conversion ratio as defined in the agreement, initially set at one to one and adjusted from time to time based on certain anti-dilution provisions. Holdings has also issued warrants to purchase 138,461,320 shares of common stock in connection with this sale of Series G preferred stock. For every share of Series G preferred stock purchased by an investor, such investor received four Warrants to purchase one share of common stock at an initial exercise price of $0.01 per share of common stock. The warrants have a ten year life and are immediately exercisable. Each share of Series G preferred stock has voting rights equal to the number of shares of common stock into which the preferred stock could then be converted.

In the event of any liquidation, dissolution or winding up of Holdings, the holders of the Series G preferred stock are entitled to receive, prior and in preference to any distribution to the holders of any other series of preferred stock or common stock, $3.90 per share plus declared but unpaid dividends on such shares. Any amounts remaining, after the payment to the holders of Series G preferred stock, will be distributed to the holders of the other series of preferred stock, prior and in preference to any distribution to the holders of common stock, an amount per share, which ranges from $1.00 to $2.50, plus declared but unpaid dividends on such shares. Additionally, upon the closing of an underwritten public offering, the holders of Series G preferred stock are entitled to receive $3.90 per share of value under an automatic conversion, with the right but not the obligation to receive $1.30 of the value in cash and the remainder in common stock. Upon such conversion, all declared but unpaid dividends shall be paid.

RIO HOLDINGS, INC. & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Stock Purchase Warrants

The common stock warrants issued in connection with the Series G Preferred Stock in 2003 were valued at $0.20 per warrant or $27,692,307 and recorded this amount in additional paid in capital. The assumptions used to value these warrants were as follows: Expected Life—2 years, Fair Value of Common Stock—$0.20, Dividend Yield—0%, Risk Free Interest Rate—3%.

Concurrent with the closing of Holdings senior notes in 2004, Holdings issued warrants to acquire 13,645,696 shares of common stock at $0.01 per share. The warrants issued in connection with Holdings senior notes were valued at $2.6 million and recorded this amount in additional paid in capital. The assumptions used to value this warrant were as follows: Expected Life—12 years, Fair Value of Common Stock—$0.20, Dividend Yield—0%, Risk Free Interest Rate—3%. Amortization of debt discounts associated with the common stock warrants was approximately $0.3 million, $0.4 million and $0.3 million during 2007, 2008 and 2009, respectively.

Equity Incentive Plan

In connection with the closing of the transactions contemplated by the Recapitalization Agreement, Holdings cancelled all outstanding options to purchase 33,370,422 shares of common stock and options to purchase 21,300,000 shares of Series H preferred stock.  As a result, after October 9, 2009, we had no outstanding options to purchase any equity of Holdings and the employee compensation plan automatically terminated on February 24, 2010.

On October 25, 2006, the board of directors of Holdings approved and adopted the Grande Communications Holdings, Inc. Second Amended and Restated 2000 Stock Incentive Plan (the “2000 Stock Incentive Plan”). The stockholders approved the 2000 Stock Incentive Plan at the annual stockholders meeting on December 6, 2006. During the third quarter of 2008, Holdings ceased granting options to all employees.

•
Stock Subject to the Plan. The number of shares of common stock that were available for issuance under the 2000 Stock Incentive Plan was the lesser of (i) 10% of all of the shares of capital stock on a fully diluted basis, as if all such shares of capital stock were converted to common stock or (ii) 82,000,000 shares of common stock. In addition, 30,000,000 shares of Series H preferred stock were available for issuance under the 2000 Stock Incentive Plan.  Of the shares available for issuance under the 2000 Stock Incentive Plan, 30,000,000 shares of Series H preferred stock and 12,000,000 shares of common stock were designated as “Executive Compensation Shares.” The maximum number of shares that could have been reserved for issue pursuant to incentive stock options under the 2000 Stock Incentive Plan could not exceed 82,000,000 shares of stock.

•
Eligibility. Officers, employees, directors, consultants or advisers were eligible to participate in the plan. The 2000 Stock Incentive Plan provided that the Executive Compensation Shares could be issued to the Chief Executive Officer of Grande Communications Holdings, Inc. (predecessor-in-interest to Rio Holdings, Inc.). The Restated Certificate of Incorporation of Grande Communications Holdings, Inc., however, provided that the Executive Compensation Shares could only be issued to the Chief Executive Officer of Holdings or any other independent director, officer or key employee, as approved by the board of directors from time to time.

RIO HOLDINGS, INC. & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

•
Awards Under the Plan. Holdings could award “incentive stock options” and “non-statutory stock options” under the 2000 Stock Incentive Plan (in either case Holdings refers to such awards as the option(s)).

Incentive Stock Options. Incentive stock options awarded under the 2000 Stock Incentive Plan must have an exercise price of at least 100% of the fair market of the stock on the date of grant. In the case of an employee who owned more than 10% of voting power, the exercise price would have been the greater of the aggregate par value of the stock and at least 110% of the fair market value of the stock on the date of grant.

Non-Statutory Stock Options. Holdings could award non-statutory stock options to any person eligible under the 2000 Stock Incentive Plan. The minimum exercise price for non-statutory stock options under the 2000 Stock Incentive Plan was 85% of the fair market value of the stock on the date of grant, provided, however, that (i) if the grantee owned more than 10% of the voting power, the exercise price would be the greater of the aggregate par value of the stock and at least 110% of the fair market value of the stock on the date of grant, (ii) to the extent that the option was intended to comply with Section 409A of the Internal Revenue Code of 1986, as amended, the exercise price would be the greater of the aggregate par value of the stock and at least 100% of the fair market value of the stock on the date of grant.

•
Vesting. Options and restricted stock awards vested as determined by the board of directors and as stated in the individual’s Award Agreement. Vesting was subject to a participant’s continued employment or service. Vesting of such options were subject to acceleration upon a Change of Control, as defined in the 2000 Stock Incentive Plan, unless the board of directors exercised the right to cancel vested options or the option agreement provides otherwise. Generally, unless a specific option agreement provides otherwise, the options with respect to shares of stock that are not Executive Compensation Shares provided for a vesting of the total number of option shares over a four year period, commencing with vesting of 25% of the option shares on the first anniversary of the vesting start date, and an additional 25% for each of the three following anniversaries of that date. Generally, unless a specific option agreement provided otherwise, the options for Executive Compensation Shares vested as follows: (i) 25% of the total option shares on the first anniversary of the vesting start date, (ii) 2.1% of the option shares on the last day of each of the first 35 months after such first anniversary, and (iii) 1.5% of the option shares on the last day of the 36th month after such first anniversary.

Valuation assumptions

The fair value of each Series H preferred stock option award granted from the stock option plan during the year ended December 31, 2007 was estimated at the date of grant using the Black-Scholes-Merton option pricing model, assuming no expected dividends and the weighted average assumptions in the following table.  No Series H preferred stock options were issued during 2008 or 2009. For common stock options issued during 2007 and 2008, the value of the underlying common stock was zero; therefore, no fair value was assigned to those options.  No common stock options were issued during 2009.

2007
Expected volatility	75%
Expected life in years	6.25
Risk-free interest rate	3.45%-4.92%

Expected life of option: The expected life of options represents the period that the stock-based awards are expected to be outstanding and was determined based on the simplified method and historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and historical option exercise behavior and employee termination.

RIO HOLDINGS, INC. & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Risk free interest rate: Based on the U.S. Treasury yield curve in effect at the time of the grant.

Expected volatility of stock: Based on the volatility of similar entities (referred to as guideline companies). In evaluating similarity, factors such as industry, stage of life cycle, size and financial leverage were considered.

Dividends: The Black-Scholes-Merton valuation model includes a single expected dividend yield as an input. Holdings has not issued any dividends to date.

Estimated forfeitures: When estimating forfeitures, historical forfeiture behavior, as well as other factors were considered.

A summary of option activity under the 2000 Stock Incentive Plan during the year ended December 31, 2009 is presented in the following table.

	Common Stock Options			Preferred Stock Options
	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)
Outstanding as of December 31, 2008	41,399,472	$0.06	4.7	23,224,999	$0.10	7.3
Granted	—	—		—	—
Exercised	—	—		—	—
Expired	(39,023,965)	0.06		(23,150,599)	0.10
Forfeited	(2,375,507)	0.05		(74,400)	0.10
Outstanding as of December 31, 2009	—	—		—	—
Vested as of December 31, 2009	—	—		—	—
Exercisable as of December 31, 2009	—	—		—	—

The following table summarizes information concerning option activity during the years ended December 31, 2007, 2008 and 2009:

	2007	2008	2009
Common Stock Options:

Weighted average fair value of options granted	$—	$—	$—
Intrinsic value of options exercised	—	—	—
Fair value of options vested based on grant date fair value	—	—	—

Preferred Stock Options:

Weighted average fair value of options granted	$0.06	N/A	N/A
Intrinsic value of options exercised	N/A	N/A	N/A
Fair value of options vested based on grant date fair value	$661,537	$443,410	$358,262

RIO HOLDINGS, INC. & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Total compensation costs related to stock options were $0.6 million, $0.4 million and $0.4 million for the years ended December 31, 2007, 2008 and 2009, respectively. As of December 31, 2009, based on accelerated vesting of all shares due to change of control provisions, no unrecognized compensation costs related to non-vested option grants were remaining. Upon share option exercise, new shares were issued as opposed to treasury shares.

12. Commitments and Contingencies

Capital Leases

Prior to the transactions contemplated by the Recapitalization Agreement, Grande Operating had entered into significant capital leases for office buildings and billing software. During 2008, Grande Operating entered into capital leases to finance the purchase of various customer premise equipment and computer software and equipment. The leases expired in varying years through 2024. During 2009, Grande Operating sold various customer premise equipment for $4.5 million cash. Concurrent with the sale, Grande Operating leased the customer premise equipment back for a period of two years at a monthly rental of $0.2 million. As a result of the recapitalization transactions on September 14, 2009, these capital leases are no longer included in the accounts of Holdings.

Capital leases consisted of the following as of December 31, 2008 and 2009:

	2008	2009
	(in thousands)
Capital leases	$17,785	$—
Less-current portion	(4,405)	—
Capital leases, net of current portion	$13,380	$—

There are no future payments for capital leases as of December 31, 2009.

Operating Leases

Prior to the transactions contemplated by the Recapitalization Agreement, Grande Operating leased office space and other assets for varying periods.

Certain of the operating leases provided for payments that, in some cases, increased over the life of the lease. Rental expense for the operating leases was recognized on a straight-line basis for all operating leases including those with escalation clauses. The aggregate of the minimum annual payments was expensed on a straight-line basis over the term of the related lease without consideration of renewal option periods. The lease agreements contained provisions that required Grande Operating to pay for normal repairs and maintenance, property taxes, and insurance.

Subsequent to the transactions contemplated by the Recapitalization Agreement, there are no outstanding operating leases and therefore, no future minimum rental payments.

Total rental expense for all operating leases was approximately $5.4 million, $5.2 million and $3.8 million for 2007, 2008 and 2009, respectively.

Other Contingencies

In June 2009, the Universal Service Administration Company (“USAC,”) which administers the Universal Service Fund (“USF”) on behalf of the Federal Communications Commission, provided an initial draft of findings in an audit of Grande Operating’s contributions to the USF program based on its 2004, 2005 and 2006 revenues. The draft audit report was subsequently finalized in October 2009 and concluded that Grande Operating underreported or misclassified certain telecommunications service revenues, resulting in a total contribution shortfall of $4.2 million for the 2005, 2006 and 2007 reporting years. Grande Operating disagrees with the majority of the USAC audit report and believes it has meritorious defenses for the prior USF filings and intends to vigorously defend them during the dispute process, appellate process and through litigation in courts, as necessary.

RIO HOLDINGS, INC. & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

 As a condition to entering into the Lease Amendments, Rio GP was added as an additional guarantor under each of the existing Guaranty and Suretyship Agreement originally given by Holdings pursuant to the First Amendment to Guaranty and Suretyship Agreement by and between GRC (TX) Limited Partnership, GRC-II (TX) Limited Partnership, Holdings, and Rio GP.  Holdings was also required to enter into the First Amendment to Guaranty and Suretyship Agreement with respect to both Leases (each a “Guarantee” and, together, the “Guarantees”).  The guarantees are for the full and timely payment of lease payments pertaining to the August 2003 Lease Amendment and the June 2004 Lease Amendment.  Based on management’s assessment, fair value of the guarantee was not significant at December 31, 2009.

Legal Proceedings

There are no pending proceedings that are currently anticipated to have a material adverse effect on Holdings’ business, financial condition or results of operations.

Insurance

Holdings currently carries insurance coverage for directors and officers liability.  Prior to the transactions contemplated by the Recapitalization Agreement, Grande Operating carried a broad range of insurance coverage, including property, business, auto liability, general liability, directors and officers, workers’ compensation and an umbrella policy. Holdings and Grande Operating has not incurred significant claims or losses on any of these insurance policies.

RIO HOLDINGS, INC. & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Employment Agreements

Prior to the transactions contemplated by the Recapitalization Agreement, Grande Operating entered into employment agreements with three of its senior executives for an indefinite term, subject to continued employment with Grande Operating.  As a result of the transactions contemplated by the Recapitalization Agreement, Messrs. Wilfley, and Chestnutt’s positions were eliminated and their separation from Grande Operating occurred in September and November 2009, respectively.  Mr. Ferguson resigned as officer of Holdings and Grande Operating but has continued his employment with Grande Operating through a transition period. The liability for payment of severance pursuant to the individual separation agreements was assumed by Grande Operating.

13. Concentration of Credit Risk

Certain financial instruments potentially subject Holdings to concentrations of credit risk. These financial instruments consist primarily of cash. Holdings places its cash with high credit quality financial institutions. At December 31, 2009, Holdings does maintain certain invested balances in excess of federally insured limits.

14. Employee Benefit Plan

Prior to the transactions contemplated by the Recapitalization Agreement, Grande Operating had a 401(k) plan for its employees. All employees over the age of 18 were eligible to participate in the plan. The Plan provided for discretionary matching by Grande Operating. During 2007 and 2008, Grande Operating made discretionary matching cash contributions to the plan of approximately $0.8 million in both 2007 and 2008.   Effective January 2009, Grande Operating suspended matching employees’ contributions to the 401(k) plan, applicable to all employees, as part of a company wide cost reduction initiative.

15. Quarterly Financial Information—Unaudited

2008	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenues	$49,886	$52,009	$51,963	$51,413
Operating loss	(5,052)	(3,787)	(7,180)	(3,742)
Net loss	(12,764)	(11,194)	(14,861)	(11,541)
Basic and diluted loss per common share	(1.00)	(0.88)	(1.16)	(0.90)

2009	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenues	$51,763	$50,984	$41,207	$—
Operating income (loss)	(3,404)	(2,566)	(7,811)	2
Net income (loss)	(11,447)	(10,396)	27,196	(1,016)
Basic and diluted income (loss) per share	(0.90)	(0.82)	0.06	(0.08)